Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 1997-12-22
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 1997
                               -------------------------------------------------

                                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number  333-31427
                       --------------------------------------------------------

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                     13-3951476
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                   10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (212) 492-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                      X Yes             No
                                                     ---             ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                        Yes             No
                                                     ---             ---

                 20,000 shares of common stock; $.001 Par Value
                        outstanding at December 22, 1997

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                        Page No.

 PART I

 Item 1. - Financial Information*

               Balance Sheets, June 30, 1997
               and September 30, 1997                                         2

               Notes to Balance Sheets                                       3-5

 Item 2. - Management's Discussion of Operations                              6

 PART II

 Item 4. - Submission of Matters to a Vote of Security Holders                7

 Item 6. - Exhibits and Reports on Form 8-K                                   7

 Signatures                                                                   8

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                            June 30,     September 30,
                                                             1997            1997
                                                            --------       --------
                                                             (Note)       (Unaudited)
         ASSETS:
Cash                                                        $200,000       $200,000
                                                            --------       --------
           Total assets                                     $200,000       $200,000
                                                            ========       ========

         LIABILITIES:

Commitments and contingencies

         SHAREHOLDER'S EQUITY:

Common stock, $.001 par value; authorized,
    60,000,000 shares; 20,000 issued and
    outstanding shares                                            20             20
Additional paid-in capital                                   199,980        199,980
                                                            --------       --------
           Total liabilities and shareholder's equity       $200,000       $200,000
                                                            ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                             NOTES TO BALANCE SHEETS

Note 1. Basis of Presentation:

The accompanying unaudited balance sheet has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Corporate Property Associates 14 Incorporated (the "Company") was formed on June 4, 1997 and has had no operations from June 4, 1997 through September 30, 1997. Accordingly, no statements of income or cash flows have been presented. For further information refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-11/A dated November 8, 1997.


Note 2. Organization and Offering:

The Company was formed on June 4, 1997 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial, commercial and governmental real property and personal and mixed property connected therewith net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of the Company will be managed by Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor").

On June 30, 1997, the Advisor purchased 20,000 shares of common stock ("Shares") for $200,000 and was admitted as the initial shareholder.

A minimum of 1,500,000 and a maximum of 30,000,000 Shares are being offered to the public (the "Offering") on a best efforts basis by Carey Financial Corporation, an affiliate of the Advisor ("Carey Financial"), and selected other dealers at a price of $10 per Share. The offering commenced November 10, 1997.

The Company intends to invest the net proceeds of the Offering in properties, as described in the prospectus of the Company (the "Prospectus"). If 1,500,000 or more Shares are sold, it is anticipated that the Company will incur limited recourse indebtedness of approximately 60% of the purchase price of all properties purchased, but there is no limit on borrowing on individual properties. Subsequent to the full investment of net proceeds of the Offering, the aggregate borrowings may not exceed the sum of 75% of the value of all properties unless the excess is approved by a majority of the Independent Directors (as defined in the Prospectus) and disclosed to shareholders of the Company in the next quarterly report of the Company, along with the justification for such excess.

After the termination of the Offering and prior to such time, if any, as the Shares are listed on a national securities market, any stockholder (other than the Advisor) that has held his or her Shares for at least one year may present all or any portion of such stockholder's Shares to the Company for redemption at any time, in accordance with the procedures set up by the Company. At such time, the Company may, at its option, redeem such Shares presented for redemption for cash to the extent it has sufficient funds available, as determined by the Board of Directors in its sole discretion. There is no assurance that there will be sufficient funds available for redemption. The Company will impose a surrender charge on repurchased shares.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Note 3. Federal Income Taxes:

At the earliest date possible, the Company intends to qualify as a real estate investment trust under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal income taxes on amounts distributed to shareholders (except income from foreclosure property) provided it distributes at least 95% of its real estate investment trust taxable income to shareholders and meets other conditions.


Note 4. Agreements and Transactions with Related Parties:

The Company has entered into an advisory agreement with Carey Property Advisors, a Pennsylvania limited partnership, the sole general partner of which is Carey Fiduciary Advisors, Inc., a corporation which is wholly-owned by William P. Carey.

Pursuant to the advisory agreement, the Advisor will perform certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. The Advisor will receive substantial fees and compensation in connection with the Offering and the operation of the Company, including reimbursement for organization and offering expenses, interest on loans made to the Company, acquisition fees payable by sellers of property or the Company, reimbursement for Company expenses incurred in connection with the administration of the Company asset management fees, loan refinancing fees, a subordinated disposition fee and a subordinated incentive fee.

The Company has entered into a sales agency agreement with Carey Financial, whereby Carey Financial will receive a selling commission of up to $0.60 per Share sold and certain other payments.


Note 5. Commitments and Contingencies:

The preparation of a balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results can differ from those estimates.

         a. The Company will be liable for certain expenses of the Offering described in the Prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. The Company will reimburse Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees relating to the Offering. The Company, the Advisor or affiliates of the Advisor may provide sales incentive programs directly to employees of Carey Financial and other dealers in compliance with the requirements of the Rules of Fair Practice of the National Association of Securities Dealers, Inc., which incentives, in no event, shall exceed in any year an aggregate amount of $100 per participating salesman. The total underwriting compensation to Carey Financial and other dealers in connection with the Offering shall not exceed 10% of the gross proceeds of the Offering plus an additional 0.5% of such gross proceeds for bona fide due diligence expenses. The Advisor has agreed to be responsible for the repayment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to Shares held by clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) which exceed 3.5% of the gross proceeds of the Offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the Offering.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

         b. If at any time the Company does not have sufficient funds to pay the equity portion of the purchase price of any property normally paid with Offering proceeds, but would have if it could use Offering proceeds being held in escrow, funds may be borrowed from affiliates of the Advisor or from third parties on a short-term basis which would be repaid by the Company at the time of or subsequent to the release of funds from escrow. At any time, the Company may borrow funds from affiliates of either the Advisor or third parties on a short-term basis to provide the debt portion of the purchase price of any property if (i) the Company is unable to obtain a permanent loan or, in the judgment of the Company or the Advisor, it is not in the best interests of the Company to obtain a permanent loan at the interest rates then prevailing and (ii) the Advisor has reason to believe that the Company will be able to obtain a permanent loan on or prior to the end of the loan term. Any such short-term loans may be fully or partially amortized, may provide for the payment of interest only during the term of the loan or may provide for the payment of principal and interest only upon maturity. In addition, such loans may be collateralized by a first or junior mortgage on the property to be acquired or by a pledge of or security interest in the net proceeds to be received by the Company from the sale of Shares. Interest on any of the above-described loans will be paid at the rate of the lesser of: (a) 1% above the prime rate of interest or (b) the rate that would be charged to the Company by unrelated lending institutions on comparable loans for the same purpose in the locality of the property.

         c. The Advisor has informed the Company that in the event the minimum Offering is not achieved, the Advisor will bear responsibility for all organization and offering expenses of the Company (including underwriters' expenses).

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS

         On November 10, 1997, the Company commenced a public offering of a minimum of 1,500,000 and a maximum of 30,000,000 shares of common stock at $10 per share on a "best efforts" basis. Prior to the commencement of the offering, the Company's Advisor purchased 20,000 shares for $200,000. The Company intends to use the net offering proceeds to purchase industrial and commercial real estate properties. The capital required to purchase any property will be obtained from offering proceeds and any mortgage financing obtained in connection with the acquisition of properties. It is anticipated that the Company will incur limited recourse indebtedness of approximately 60% of the purchase price of all properties. Generally, a transaction is expected to be structured so that properties will be leased to one lessee deemed to be creditworthy by the Company's Advisor under a lease that will, in most cases, require the lessee to pay all of the costs of maintenance, insurance and real estate taxes. Approximately 86% of the total amount of the funds raised in the offering is expected to be used to purchase real estate with the balance of the funds used to establish a working capital reserve and pay costs related to the offering. The Company does not have commitments to acquire specific properties.

         The Company's primary objective is to generate an increasing cash flow to pay quarterly dividends while building underlying value through property appreciation. The Company intends to meet this objective by entering into long-term net leases with corporate lessees. The Company expects leases negotiated by the Advisor to include rent escalations which are either fixed or based upon increases in the Consumer Price Index. Under a net lease, lessees are generally required to pay all operating expenses related to the leased property, thereby limiting the Company's exposure to the effects of increases in real estate taxes, property maintenance and insurance costs. The Advisor intends to negotiate lease covenants which serve to protect its lessor's interest in the event of a lessee's reorganization or restructuring. While there is no assurance that the Company will realize its objective, Management believes that its ability to structure leases with rent escalations and protective covenants is a key to meeting the Company's objective.

         As of December 22, 1997, the Company had not yet issued any shares pursuant to the offering and had no operating history.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the quarter ended September 30, 1997 no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

                  During the quarter ended September 30, 1997 the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           12/22/97                 By:     /s/ Steven M. Berzin
              Date                              Steven M. Berzin
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

           12/22/97                 By:     /s/ Claude Fernandez
              Date                              Claude Fernandez
                                                Executive Vice President and
                                                Chief Administrative Officer
                                                (Principal Accounting Officer)