Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 1998-04-14
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                   DECEMBER 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to ____________________

Commission file number 333-31437

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
             (Exact name of registrant as specified in its charter)

             MARYLAND                                    13-3951476
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

      NONE                                               NONE

           Securities registered pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
                                (Title of Class)


                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                  /X/ Yes / / No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

         Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for common stock of Registrant at April 6, 1998. Non-affiliates held 2,651,661 shares of common stock, $.001 Par Value outstanding at April 6, 1997.

                                     PART I

Item 1. Business.

         Registrant was organized as a Maryland corporation on June 4, 1997. Registrant intends to engage in the business of investing in commercial and industrial real estate. Registrant intends to qualify as a real estate investment trust for Federal income tax purposes for the year ended December 31, 1998. Registrant's operations are managed by Carey Property Advisors (the "Advisor"), a Pennsylvania limited partnership, pursuant to an advisory agreement between Registrant and the Advisor. The general partner of the Advisor is Carey Fiduciary Advisors, Inc., a Pennsylvania corporation ("CFA"). The Advisor is also the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). An affiliate, Carey Diversified LLC, is the general partner of nine CPA(R) Partnerships. Reference is made to the Prospectus of Registrant dated November 10, 1997 filed pursuant to Rule 424(b) under the Securities Act of 1933, and such Prospectus is incorporated herein by reference.

         A maximum of 30,000,000 Shares are being offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per Share. Sale of the Shares to the public commenced on December 11, 1997. On April 3, 1998, 2,651,661 Shares were issued for $26,495,178, net of discounts. As of April 13, 1998, the Company had acquired a 0.01% in a limited liability company that leases property to Etec Systems, Inc. ("Etec").

         Registrant currently intends to conduct business in one industry segment consisting of the investment in and the leasing of industrial and commercial real estate. Registrant currently has no operating history in this industry segment. Under a net lease, the tenant is required to pay substantially all expenses relating to the leased property.

         Because Registrant's objective is to invest in properties that are occupied by a single corporate tenant that are subject to net leases backed by the credit of the corporate lessee, Registrant's properties will not initially be subject to the competitive conditions of local and regional real estate markets. Because Registrant would be affected by the financial conditions of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy will be to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification. Registrant faces competition for acquisition of commercial and industrial properties net leased to corporate tenants from financial institutions and real estate investment trusts. Registrant also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Registrant believes that the expertise of the Advisor in credit underwriting and transaction structuring will allow Registrant to compete effectively. In underwriting a net lease transaction, Registrant undertakes an analysis of the subject real estate and a credit analysis of the prospective lessee. Registrant evaluates the prospective lessee's business and financial outlook to determine the prospective lessee's ability to meet its ongoing obligations. In performing this analysis, Registrant evaluates a number of factors, including, but not limited to, the position of the prospective lessee in its industry, its business franchise and the importance of the property to its business.

         It is anticipated that a portion of Registrant's property acquisitions will be made in conjunction with acquisitions, recapitalizations and other financial restructurings. In some of these transactions, an acquiring entity may purchase all or substantially all of the stock or assets of a company and the acquired company or its successor in interest thereby may become obligated on the substantial loans necessary to finance the acquisition. Registrant may act as one of several sources of financing by purchasing real property from the seller of the subject company and net leasing it to such company or its successor. The lessee typically will have substantially greater debt and substantially lower net worth than that attributable to the company prior to the transaction. Consequently, the lessee may be particularly vulnerable to adverse conditions in the lessee's business or industry, adverse economic conditions generally and increases in interest rates, which may result in higher payments under the debt portion of the lessee's lease with Registrant. In addition, the lessee's payment of lease rentals and debt service may prevent the lessee from investing in new equipment and from devoting resources to research and development or making other expenditures that are necessary to keep the lessee competitive in its industry. Furthermore, if the lessee plans to replace existing management, it will be more difficult for the Advisor to determine the likelihood of the lessee's being successful in its business and of being able to pay rentals throughout the term of a lease with Registrant.

         In connection with the purchase of its properties, Registrant will require sellers of such properties to perform environmental reviews and intends that its properties will be in substantial compliance with Federal and state environmental statutes at the time they are acquired. In addition, Registrant intends to structure leases to require tenants to indemnify Registrant from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally will include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow Registrant to extend leases until such time as a tenant has satisfied its environmental obligations. Registrant will attempt to negotiate leases that will require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of Registrant, are in excess of specified amounts.

         Registrant's Advisor has responsibility for maintaining Registrant's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on Registrant's operations. Such assessment; however, has not been completed. Registrant relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect Registrant.

         Registrant does not have any employees. An affiliate of the Advisor performs accounting, secretarial and transfer services for Registrant. Resource Phoenix Corporation performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has an agreement with the Advisor pursuant to which the Advisor provides certain management services for Registrant.

         In February 1998, Registrant purchase a 0.01% interest in a limited liability company in which the remaining interest is owned by CPA(R):12. The limited liability company owns land and buildings leased to Etec. Registrant and CPA(R):12 are committed to construct $52,356,000 of improvements, including fees, at the property. Pursuant to the limited liability company agreement, Registrant is committed to increase its ownership interest to 49.99%. Such increase; however, cannot require Registrant to invest equity that would represent more than 10% of its offering proceeds.

Item 2. Properties.

         As of April 13, 1998, Registrant owns a 0.01% interest in a limited liability company that owns property in Heyward, California leased to Etec Systems, Inc. As more fully described in Note 5 to the Financial Statements in
Item 8, improvements to the property are currently under construction.

Item 3. Legal Proceedings.

         As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of the year ended December 31, 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         As of April 13, 1998, there was no market for Registrant's stock. On April 3, 1998, Registrant issued 2,651,661 shares of common stock pursuant to its offering.

Item 6. Selected Financial Data.

FOR THE PERIOD FROM INCEPTION (JUNE 4, 1997) TO DECEMBER 31, 1997:

      Revenues (1)                                                    $       0

      Net loss                                                          (12,255)

      Basic loss per share                                                 (.61)

      Weighted average number
         of Shares outstanding - basic                                   20,000

      Dividends paid                                                          0

BALANCE SHEET DATA:

      Total assets                                                    $ 200,000

      Long-term obligations                                                  --

(1)      Registrant had no revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company was formed in June 1997 for the purpose of investing in net lease commercial and industrial real estate, and has no operating history. The Company is dependent upon proceeds from its Offering to conduct its proposed activities. A maximum of 30,000,000 shares of common stock are being offered to the public on a "best efforts" basis at a price of $10 per share. On April 3, 1998, the Company issued 2,651,661 shares ($26,495,178, net of discounts) pursuant to the Offering. Other than the costs related to the Offering and establishing a working capital reserve to satisfy liquidity requirements, the net proceeds will be used, along with limited recourse mortgage debt, to acquire properties. Generally, a property will be leased to one tenant deemed to be creditworthy by the Company under a lease that in most cases requires such tenant to pay all costs of operating the property such as insurance, maintenance and real estate taxes. It is anticipated that approximately 86% of the money raised in the offering will be used to purchase real estate.

         The Company's investment objectives are to pay quarterly dividends at an increasing rate with such dividends funded from operating cash flow, use the net proceeds of the offering and limited recourse mortgage debt to invest in a diversified portfolio of real estate that will increase in value and to increase the Company's equity in its real estate by making regular mortgage principal payments on its limited recourse mortgage debt. In addition, in structuring lease transactions, the Company will attempt to negotiate grants of common stock warrants in order to realize benefits of appreciation that may occur if the credit rating of a tenant improves or the tenant completes an initial public offering of common stock. There is no assurance; however, that these objectives will be realized.

         As described in Note 5 to the accompanying financial statements the Company has entered into a commitment with an affiliate to fund improvements to a property leased to Etec Systems, Inc. Etec and the affiliate entered into their initial transaction in 1995.

         The Company anticipates that inflation and changing prices will not unfavorably affect the Company's revenues and net income. The Company intends to structure its net leases with rent increase provisions based on either formulas indexed to increases in the Consumer Price Index, sales overrides or other periodic increases that are designed to increase lease revenues in the future. As described above, the costs of operating properties will generally be absorbed by the Company's tenants.

         In connection with the purchase of its properties, the Company will require sellers of such properties to perform environmental reviews. The Company intends that its properties will be in substantial compliance with Federal and state environmental statutes at the time they are acquired. Tenants will be subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, the Company's leases will be structured to require tenants to indemnify the Company from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases will generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow the Company to extend leases until such time as a tenant has satisfied its environmental obligations. The Company will also attempt to negotiate lease provisions to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of the Company, are in excess of specified amounts.

         The Company's Advisor has responsibility for maintaining the Company's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues the affiliate believes that such issues will not have a material effect on the Company's operations. Such assessment; however, has not been completed. The Company relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect the Company.

         In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted in 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130.

Item 8. Financial Statements and Supplementary Data.

(i)      Opinion of Coopers & Lybrand L.L.P.

(ii)     Balance Sheet at December 31, 1997.

(iii) Statement of Operations for the period from Inception (June 4, 1997) to December 31, 1997.

(iv) Statement of Shareholders' Equity for the period from Inception (June 4, 1997) to December 31, 1997.

(v) Statement of Cash Flows for the period from Inception (June 4, 1997) to December 31, 1997.

(vi)     Notes to Financial Statements.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Corporate Property Associates 14 Incorporated:

         We have audited the accompanying balance sheet of Corporate Property Associates 14 Incorporated as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flows for the period from inception (June 4, 1997) to December 31, 1997. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"). Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Advisor, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated as of December 31, 1997, and the results of its operations and its cash flows for the period from inception (June 4, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.

                                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
April 13, 1998

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                  BALANCE SHEET

                                December 31, 1997

         ASSETS:

Cash and cash equivalents                                             $ 200,000
                                                                      ---------
           Total assets                                               $ 200,000
                                                                      =========
         LIABILITIES:

Accounts payable to affiliates                                        $   4,255
Accounts payable and accrued expenses                                     8,000
                                                                      ---------
           Total liabilities                                             12,255
                                                                      ---------
Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
    40,000,000 shares; issued and outstanding,
    20,000 shares at December 31, 1997                                       20
Additional paid-in capital                                              199,980
Accumulated loss                                                        (12,255)
                                                                      ---------
           Total shareholders' equity                                   187,745
                                                                      ---------
           Total liabilities and
               shareholders' equity                                   $ 200,000
                                                                      =========

The accompanying notes are an integral part of the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                             STATEMENT of OPERATIONS

        For the period from Inception (June 4, 1997) to December 31, 1997

                                                                         1997
                                                                         ----
Revenues:                                                              $     --
                                                                       --------
Expenses:
   General and administrative                                            12,255
                                                                       --------
          Net loss                                                     $(12,255)
                                                                       ========
Basic loss per share                                                   $   (.61)
                                                                       --------
Weighted average shares outstanding - basic                              20,000
                                                                       ========

The accompanying notes are an integral part of the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                        STATEMENT of SHAREHOLDERS' EQUITY

        For the period from Inception (June 4, 1997) to December 31, 1997

                                            Additional
                                  Common      Paid-in    Accumulated
                                   Stock      Capital       Loss         Total
                                 ---------   ---------    ---------    ---------
20,000 Shares issued
  $.001 Par, at $10 per share    $      20   $ 199,980                 $ 200,000

Net loss                                                  $  12,255     (12,255)
                                 ---------   ---------    ---------    ---------
Balance at December 31, 1997     $      20   $ 199,980    $ (12,255)   $ 187,745
                                 =========   =========    =========    =========

The accompanying notes are an integral part of the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                             STATEMENT of CASH FLOWS

        For the period from Inception (June 4, 1997) to December 31, 1997

                                                                        1997
                                                                      ---------
Cash flows from operating activities:
  Net loss                                                            $ (12,255)
  Adjustments to reconcile net loss
      to net cash provided by operating activities:
      Increase in accounts payable and
        accrued expenses                                                  8,000
      Increase in accounts payable to affiliates                          4,255
                                                                      ---------
           Net cash provided by operating activities                         --
                                                                      ---------
Cash flows from financing activities:
  Proceeds from stock issuance                                          200,000
           Net cash provided by financing activities                    200,000
                                                                      ---------
           Net increase in cash and cash equivalents                    200,000
Cash and cash equivalents, beginning of period                               --
                                                                      ---------
      Cash and cash equivalents, end of period                        $ 200,000
                                                                      =========

The accompanying notes are an integral part of the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                          NOTES to FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

         Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates will relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

                  The assessment of the recoverability of long-lived assets, including residual interests of real estate assets, will be based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets will be adjusted to their estimated fair value.

         Real Estate Leased to Others:

                  Corporate Property Associates 14 Incorporated (the "Company") intends to lease real estate to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

                  The leases will be accounted for under the operating and direct financing methods.

                           Operating method - Real estate is recorded at cost, revenue is recognized on a straight-line basis over the terms of the lease and expenses (including depreciation) are charged to operations as incurred.

                           Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment. Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                  Depreciation will be computed using the straight-line method over the estimated useful lives of the properties - 40 years.

                  For properties under construction, interest charges will be capitalized rather than expensed and rentals received will be recorded as a reduction of capitalized project (i.e., construction) costs in accordance with Statement of Financial Standard No. 67.

         Cash Equivalents:

                  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 1997, the Company's cash and cash equivalents were held in the custody of one financial institution.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

         Offering Costs:

                  Costs incurred in connection with the raising of capital through the sale of common stock will be charged to shareholders' equity upon the issuance of shares to shareholders.

         Earnings Per Share:

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which establishes standards for computing and presenting earnings per share. The adoption of SFAS No. 128 had no impact on the Company's financial statements because the Company has a simple capital structure, that is, one with only common stock outstanding. As a result, the Company has presented basic per-share amounts presented in the accompanying statement of operations.

         Federal Income Taxes:

                  The Company did not elect to qualify as a real estate investment trust ("REIT") for the year ended December 31, 1997 under the Internal Revenue Code of 1986. The Company intends to elect to qualify as a REIT for 1998. The Company should not be subject to Federal income taxes in future years, provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions necessary to retain REIT status.

2.       Organization and Offering:

                  The Company was formed on June 4, 1997 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor").

                  A maximum of 30,000,000 Shares are being offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per Share. Sale of the Shares to the public commenced on December 11, 1997. On April 3, 1998, 2,651,661 Shares were issued for $26,495,178, net of discounts.

                  On June 30, 1997, the Advisor purchased 20,000 shares of common stock ("Shares") for $200,000 and became the initial shareholder of the Company.

3.       Transactions with Related Parties:

                  The Company has entered into an advisory agreement with the Advisor pursuant to which the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. The Advisor and certain affiliates will receive substantial fees and compensation in connection with the offering and the operation of the Company as described in the Prospectus of the Company.

                  In the future, real property may be acquired by limited partnerships, REITs or other entities formed by affiliates of the Company and, accordingly, transactions with related parties may arise between the Company and affiliated entities.

                  The Company's asset management and performance fees payable to the Advisor are each one-half of 1% per annum of Average Invested Assets, as defined in the Prospectus. Until Shareholders have received a cumulative dividend return of 6%, the Advisor will not be entitled to receive the

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED performance fee. At such time as the Advisor is entitled to receive the performance fee, the Advisor will have the option of receiving such fee in cash or restricted shares of the Company. General and administrative expense reimbursement consists primarily of the actual cost of personnel, needed in providing administrative services, necessary to the prudent operation of the Company. No fees or reimbursements were incurred in 1997.

                  The Advisor shall reimburse the Company at least annually for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (2% of Average Invested Assets or 25% of net income) as defined in the Prospectus. To the extent that operating expenses payable or reimbursable by the Company exceed the 2%/25% Guidelines and the independent directors find that such expenses were justified based on such unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only to the extent such reimbursement would not cause the Company's operating expenses to exceed the 2%/25% Guidelines in any such year.

                  Fees are payable for services provided by the Advisor to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees will be deferred and payable in annual installments with each installment equal to .25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the 2%/25% Guidelines.

4.       Commitments and Contingencies:

                  The Company will be liable for certain expenses of the offering (the "Offering") described in the Prospectus of the Company, including but not limited to filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering and are presently estimated to aggregate a maximum of $10,500,000 assuming the sale of 30,000,000 Shares. The Company will also be liable for selling commissions of up to $0.65 (6.5%) per Share sold except for any Shares sold to the Advisor, its Affiliates, the selected dealers or any of their employees for their own accounts. The Company will pay a selected dealer fee not to exceed 1% of the price of each Share sold by the selected dealer. The Company will reimburse Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of sales, wholesaling services and information meetings of Carey Financial's employees relating to the Offering. To the extent, if any, that all organization and offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the Offering, such excess will be paid by the Advisor with no recourse to or reimbursement by the Company.

5.       Subsequent Event:

                  In February 1995, Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, purchased property in Heyward, California and entered into a net lease with Etec Systems, Inc. ("Etec"). In February 1998, CPA(R):12 entered into a series of transactions that included the contribution of the Etec properties to a limited liability company, ET LLC, entering into a commitment and construction agency agreement to fund additional improvements (the "Project II Improvements") of up to $52,356,000 and amending the Etec lease. On April 3, 1998, ET LLC received a commitment for $45,000,000 of limited recourse financing on the Etec properties.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                  Under the ET LLC limited liability company agreement, CPA(R):12 and the Company will initially have 99.99% and .01% interests, respectively, in the Project II Improvements with the Company having the commitment to increase its interests in the Project II Improvements to 49.99%. Such increase in the Company's equity interest in ET LLC, however, is limited to 10% of the gross offering proceeds of the Offering.

                  The Etec lease, as amended, has an initial term through May 2014 with three five-year renewal terms at Etec's option. After completion of the Project II Improvements, assuming that the entire funding commitment is needed, annual rent applicable to the Project II Improvements will be approximately $5,727,000 with increases every three years based on increases in the Consumer Price Index.

6.       Accounting Pronouncements:

                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted in 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130.

Item 9. Disagreements on Accounting and Financial Disclosure.

         NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The directors and executive officers of Registrant are as follows:

                                                                                                   Has Served as a
                                                                                                   Director and/or
         Name                             Age         Positions Held                               Officer Since (1)
         ----                             ---         --------------                               -----------------
William P. Carey                          67       Chairman of the Board                                    10/97
                                                   Director
William Ruder (1)                         76       Director                                                 10/97
George E. Stoddard                        81       Director and                                             10/97
                                                   Chairman of Investment Committee
Charles C. Townsend, Jr. (1)              70       Director                                                 10/97
Warren G. Wintrub (1)                     63       Director                                                 10/97
Thomas E. Zacharias (1)                   43       Director                                                 10/97
Barclay G. Jones III                      37       President                                                10/97
Steven M. Berzin                          47       Executive Vice President,                                10/97
                                                   Chief Financial Officer and
                                                   Chief Legal Officer
Gordon F. DuGan                           31       Executive Vice President                                 10/97
Claude Fernandez                          45       Executive Vice President and                             10/97
                                                   Chief Administrative Officer
Debra E. Bigler                           44       Senior Vice President and                                10/97
                                                   Regional Marketing Director
H. Augustus Carey                         40       Senior Vice President,                                   10/97
                                                   National Marketing Director and
                                                   Secretary
Ted G. Lagreid                            45       Senior Vice President and                                10/97
                                                   Regional Marketing Director
Anthony S. Mohl                           35       Senior Vice President -                                  10/97
                                                   Asset Management
John J. Park                              33       Senior Vice President,                                   10/97
                                                   Director of Research and
                                                   Treasurer
Michael D. Roberts                        46       Senior Vice President and                                10/97
                                                   Controller
Gordon G. Whiting                         31       Senior Vice President                                    10/97

(1)      Independent Director of Registrant.

         H. Augustus Carey is the nephew of William Polk Carey.

         A description of the business experience of each director of Registrant is set forth below:

         William Polk Carey, Chairman of the Board and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb

Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also Chairman and a Director of Corporate Property Associates 10 Incorporated ("CPA(R):10") Carey Institutional Properties Incorporated ("CIP(TM)"), Corporate Property Associates 12 Incorporated ("CPA(R):12") and Chairman of the Executive Committee and Director of Carey Diversified LLC ("Carey Diversified").

         William Ruder, Independent Director of CPA(R):10 and CPA(R):12, is Chairman of the Board of William Ruder Incorporated, a consulting firm founded in 1981. From 1948 to 1981, Mr. Ruder was Chairman of Ruder & Finn, an international public relations company which he co-founded. He is a former Assistant Secretary of Commerce of the United States and is on the Board of Directors of the United Nations Association of the United States of America, Junior Achievement and the Council on Economic Priorities. A member of the Board of Overseers of the Wharton School at the University of Pennsylvania for a number years, he has also served as a consultant to the Communications Advisory Board to the White House Press Secretary, the Committee for Economic Development and the Office of Overseas Schools for the U.S. State Department. Mr. Ruder is a lecturer at Harvard Graduate School of Business and is associated with several other business, civic and cultural organizations.

         George E. Stoddard, Director, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School. Mr. Stoddard is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

         Charles C. Townsend, Jr., Independent Director of CIP(TM) and Vice Chairman of it's Board, was formerly Managing Director in charge of the Corporate Finance Department at Morgan Stanley & Co. and Chairman of Morgan Stanley Realty Corporation. Mr. Townsend holds a B.S.E.E. from Princeton University and an MBA from Harvard University. Mr. Townsend is also a Director of Carey Diversified.

         Warren G. Wintrub, Independent Director of CPA(R):10 and CIP(TM), became a partner at Coopers and Lybrand in 1963, specializing in taxation. He served on Coopers and Lybrand's Executive Committee from 1976 to 1988 and a Chairman of the Retirement Committee from 1979 until his retirement from the firm in 1992. Mr. Wintrub serves as a director of Chromcraft Revingtron, Inc. and Getty Petroleum Corp. He received a B.S. degree from Ohio State University and an LL.B. degree from Harvard Law School.

         Thomas E. Zacharias, Independent Director of CIP(TM) and CPA(R):12, is currently a Vice President of Corporate Property Investors ("CPI") and a Vice President of Corporate Realty Consultants. Mr. Zacharias, who joined CPI in 1981, is responsible for the asset management of $1.2 billion of real estate assets. In addition, Mr. Zacharias is the Managing Member of the Mall of Georgia, LLC, the largest regional mall development in the Southeastern U.S. that is scheduled to open in August 1999. Prior to joining CPI in 1981, Mr. Zacharias worked for the New York State Urban Development Corporation between 1979 and 1981 as Project Director for a number of economic development projects and Assistant to the Chief Operating Officer. Mr. Zacharias graduated from Princeton University in 1976 and received a Master in Public and Private Management from the Yale School of Management in 1979. He is a member of The National Association of Real Estate Investment Trusts, Urban Land Institute and International Council of Shopping Centers.

         Barclay G. Jones III, President, joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York and Carey Diversified.

         Steven M. Berzin, Executive Vice President, Chief Financial Officer and Chief Legal Officer, joined W.P. Carey in July 1997 as Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School. Mr. Berzin is also Vice Chairman, Chief Legal Officer and a Director of Carey Diversified.

         Gordon F. DuGan, Executive Vice President, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer. Mr. Dugan is also President and Director of Carey Diversified.

         Claude Fernandez, Executive Vice President and Chief Administrative Officer, is a Managing Director of W.P. Carey and joined W.P. Carey in 1983 as Assistant Controller. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a certified public accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and an M.B.A. in finance from Columbia University Graduate School of Business in 1981.

         H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

         Debra E. Bigler, elected Senior Vice President in April 1998, joined W.P. Carey in March 1989 as Assistant Marketing Director and became Vice President and Marketing Director of W.P. Carey in July 1991 and a First Vice President in October 1995. A regional marketing director responsible for investor services n the south and south central United States, Ms. Bigler joined W.P. Cary in March 1989 as Assistant Marketing Director. Ms. Bigler was employed as a Marketing Associate with E.F. Hutton & Company Inc. from July 1980 to January 1989.

         Ted G. Lagreid, elected Senior Vice President in April 1998, joined W.P. Carey as Marketing Director in 1994 and became a First Vice President in October 1995. Mr. Lagreid is a regional marketing director responsible for investor services in the western United States. Prior to joining the firm, from July 1993 through October 1994, he was employed by the Shugard Capital Group then from January 1991 to July 1993, for SunAmerica where he was an executive of its mutual funds group. He earned an A.B. from the University of Washington, received an M.P.A. from the University of Puget Sound and then spent eight years in the City of Seattle's Department of Community Development. Mr. Lagreid was a commissioner of the City of Oakland, California, having served on its Community and Economic Development Advisory Commission.

         Anthony S. Mohl, Senior Vice President and Director - Asset Management, joined W.P. Carey in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

         John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received an undergraduate degree from Massachusetts Institute of Technology and an M.B.A. in Finance from New York University.

         Michael D. Roberts, elected Senior Vice President in April 1998, joined W.P. Carey in April 1989 as a Second Vice President and Assistant Controller and was named Vice President and Controller in October 1989 and First Vice President in July 1990. From August 1980 to April 1989, he was employed by Coopers & Lybrand L.L.P. and held the position of Audit Manager at the time of his departure. A certified public accountant, Mr. Roberts received a B.A. in Sociology from Brandeis University and an M.B.A. from Northeastern University.

         Gordon G. Whiting, elected Senior Vice President in April 1998, joined the Acquisitions Department of W.P. Carey as a Second Vice President in September 1994 after receiving an M.B.A. from the Columbia University Graduate School of Business where he concentrated in finance. Mr. Whiting founded an import/export company based in Hong Kong after receiving a B.S. from Cornell University.

Item 11. Executive Compensation.

         Under Registrant's Advisory Agreement with Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"), the Advisor earns asset management and performance fees each equal to one-half of 1% per annum of Average Invested Assets for the preceding twelve months, as defined. For the period ended December 31, 1997, the Advisor did not earn any asset management and performance fees.

         Registrant is required to pay directors' fees to Independent Directors of Registrant but is not required to pay, and has not paid, any cash remunerations to the officers or other directors of Registrant, directors or officers of the Corporate General Partner of the Advisor or of any of the affiliates of Registrant during the year ended December 31, 1997. Independent Directors of Registrant as a group received no compensation during the year ended December 31, 1997.

         For a description of the subordinated interest of the Advisor and its affiliates, reference is made to the material contained in the Prospectus under the heading MANAGEMENT COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of December 31, 1997, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Shares of Registrant.

         The following table sets forth as of April 6, 1998 certain information as to the security ownership of Registrant:

                                                                    Number of Shares
                                     Name of                           and Nature of               Percent
Title of Class                  Beneficial Owner                  Beneficial Ownership             of Class
Common Stock of
  Registrant                    William Polk Carey                        20,000 (1)                  .75%
                                William Ruder
                                George E. Stoddard
                                Charles C. Townsend
                                Warren G. Wintrub
                                Thomas E. Zacharias

Common Stock of
  Registrant                    All directors and executive
                                officers as a group (17 persons)          20,000                      .75

(1) As of April 6, 1998, the Advisor owned 20,000 Shares of Registrant representing approximately .75% of the outstanding Shares and is beneficially owned by William P. Carey.

         William Polk Carey owns 100% of the outstanding stock of Carey Fiduciary Advisors, the General Partner of Carey Property Advisors, L.P.

         There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.

Item 13. Certain Relationships and Related Transactions.

         No officer or director of the Advisor, or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.       Financial Statements:

                  The following financial statements are filed as a part of this
                  Report:

         Report of Independent Accountants.

         Balance Sheet, December 31, 1997.

         Statement of Operations for the period from Inception (June 4, 1997) to December 31, 1997.

         Statement of Shareholders' Equity for the period from Inception (June 4, 1997) to December 31, 1997.

         Statement of Cash Flows for the period from Inception (June 4, 1997) to December 31, 1997.

         Notes to Financial Statements.

(a)      2.       Financial Statement Schedule:

         Financial Statement Schedules are omitted because the required information is given in the Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

(a)      3.       Exhibits:

         The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
     3.1       Articles of Amendment and Restatement.                                   Exhibit 3(A) to Regis-
                                                                                        tration Statement (Form
                                                                                        S-11) No. 333-31437

     3.2       Amended Bylaws of Registrant.                                            Exhibit 3(B) to Regis-
                                                                                        tration Statement (Form
                                                                                        S-11) No. 333-31437

    10.1       Amended Advisory Agreement .                                             Exhibit 10(A)(2) to
                                                                                        Registration Statement
                                                                                        (Form S-11) No. 333-31437

    23.1       Consent of Coopers & Lybrand L.L.P.                                      Filed herewith
               Dated April 13, 1998

(b)      Reports on Form 8-K

         During the quarter ended December 31, 1997 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED a Maryland corporation

     04/13/98              BY:      /s/ Steven M. Berzin
-------------------                 -------------------------------------
     Date                           Steven M. Berzin
                                    Executive Vice President, Chief Legal
                                    Officer and Chief Financial Officer
                                    (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

     04/13/98              BY:      /s/ William P. Carey
-------------------                 -------------------------------------
     Date                           William P. Carey
                                    Chairman of the Board and Director
                                    (Principal Executive Officer)

     04/13/98              BY:      /s/ Barclay G. Jones, III
-------------------                 -------------------------------------
     Date                           Barclay G. Jones, III
                                    President and Director

     04/13/98              BY:      /s/ William Ruder
-------------------                 -------------------------------------
     Date                           William Ruder
                                    Director

     04/13/98              BY:      /s/ George E. Stoddard
-------------------                 -------------------------------------
     Date                           George E. Stoddard
                                    Director

     04/13/98              BY:      /s/ Charles C. Townsend, Jr.
-------------------                 -------------------------------------
     Date                           Charles C. Townsend, Jr.
                                    Director

     04/13/98              BY:      /s/ Warren G. Wintrub
-------------------                 -------------------------------------
     Date                           Warren G. Wintrub
                                    Director

     04/13/98              BY:      /s/ Thomas E. Zacharias
-------------------                 -------------------------------------
     Date                           Thomas E. Zacharias
                                    Director

     04/13/98              BY:      /s/ Steven M. Berzin
-------------------                 -------------------------------------
     Date                           Steven M. Berzin
                                    Executive Vice President, Chief Legal
                                    Officer and Chief Financial Officer
                                    (Principal Financial Officer)

     04/13/98              BY:      /s/ Claude Fernandez
-------------------                 -------------------------------------
     Date                           Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Accounting Officer)