Form 10-Q
period 1998-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 1998-05-18
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1998


                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number              333-31427

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
             (Exact name of registrant as specified in its charter)

                         MARYLAND                                                                        13-3951476
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                                                    10020
(Address of principal executive offices)                                                                  (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


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

                                                                 [X] Yes  [ ] No



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                 [ ] Yes  [ ] No



                2,671,661 shares of common stock; $.001 Par Value
                           outstanding at May 18, 1998

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED







                                      INDEX


                                                                                          Page No.
                                                                                          --------

PART I

Item 1. - Financial Information*

            Condensed Balance Sheets, March 31, 1998
            and December 31, 1997                                                            2

            Condensed Statement of Operations for the three
            months ended March 31, 1998                                                      3

            Condensed Statement of Cash Flows for the three
            months ended March 31, 1998                                                      4

            Notes to Condensed Condensed financial statements                               5-7



Item 2. - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               8



PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders                                9


Item 6. - Exhibits and Reports on Form 8-K                                                   9


Signatures                                                                                  10






* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS


                                                      December 31,         March 31,
                                                         1997                 1998
                                                      -----------         -----------
                                                        (Note)            (Unaudited)
         ASSETS:
Cash and cash equivalents                             $   200,000         $   200,000
Deferred offering costs                                                     3,053,000
Other assets                                                                   67,467
                                                      -----------         -----------

           Total assets                               $   200,000         $ 3,320,467
                                                      ===========         ===========



         LIABILITIES:


Accounts payable to affiliates                        $     4,255         $ 3,150,851
Accounts payable and accrued expenses                       8,000              98,500
                                                      -----------         -----------
           Total liabilities                               12,255           3,249,351
                                                      -----------         -----------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
    40,000,000 shares; issued and outstanding,
    20,000 shares at December 31, 1997
    and March 31, 1998                                         20                  20
Additional paid-in capital                                199,980             199,980
Accumulated loss                                          (12,255)           (128,884)
                                                      -----------         -----------


           Total shareholders' equity                     187,745              71,116
                                                      -----------         -----------
           Total liabilities and
               shareholders' equity                   $   200,000         $ 3,320,467
                                                      ===========         ===========




The accompanying notes are an integral part of the condensed financial statements.



Note: The balance sheet at December 31, 1997 has been derived from the audited condensed financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                  CONDENSED STATEMENT of OPERATIONS (UNAUDITED)

                    For the three months ended March 31, 1998





Revenues:                                          $      --
                                                   ---------

Expenses:
   General and administrative                        116,629
                                                   ---------


          Net loss                                 $(116,629)
                                                   =========



Basic loss per share                               $   (5.83)
                                                   =========

Weighted average shares outstanding - basic           20,000
                                                   =========





The accompanying notes are an integral part of the condensed financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                  CONDENSED STATEMENT of CASH FLOWS (UNAUDITED)

                    For the three months ended March 31, 1998



Cash flows from operating activities:
  Net loss                                                  $(116,629)
  Adjustments to reconcile net loss
      to net cash provided by operating activities:
      Increase in other assets                                (67,467)
      Increase in accounts payable and
        accrued expenses (a)                                  164,596
      Increase in accounts payable to affiliates (a)           19,500
                                                            ---------
           Net cash provided by operating activities               --
                                                            ---------



           Net change in cash and cash equivalents                 --


Cash and cash equivalents, beginning of period                200,000
                                                            ---------


      Cash and cash equivalents, end of period              $ 200,000
                                                            =========




     (a) Excludes changes in accounts payable and accrued expenses and accounts payable to affiliates of $71,000 and $2,982,000, respectively, which relate to the raising of capital (financing activities) rather than the Company's operating activities.





The accompanying notes are an integral part of the condensed financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 1.  Basis of Presentation:

The accompanying unaudited condensed financial statements of Corporate Property Associates 14 Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete condensed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period is not necessarily indicative of results for the full year. For further information refer to the condensed financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set general purpose condensed financial statements. For the three-month period ended March 31, 1998, there were no differences between net loss and comprehensive income.


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

A maximum of 30,000,000 Shares are being offered to the public on a best efforts basis by Carey Financial Corporation, an affiliate of the Advisor ("Carey Financial"), and selected dealers at a price of $10 per share. The offering commenced November 10, 1997. On June 30, 1997, the Advisor purchased 20,000 shares of common stock for $200,000. Sale of the shares to the public commenced on December 11, 1997. On April 3, 1998, 2,651,661 shares were issued for $26,495,178, net of discounts.


Note 3.  Federal Income Taxes:

The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its real estate investment trust taxable income to shareholders and meets other conditions necessary to retain REIT status.


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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

The Company's asset management and performance fees payable to the Advisor are each one-half of 1% per annum of Average Invested Assets, as defined in the Prospectus. Until Shareholders have received a cumulative dividend return of 6%, the Advisor will not be entitled to receive the performance fee. At such time as the Advisor is entitled to receive the performance fee, the Advisor will have the option of receiving such fee in cash or restricted shares of the Company. General and administrative expense reimbursement consists primarily of the actual cost of personnel, needed in providing administrative services, necessary to the operation of the Company. For the three-month period ended March 31, 1998, the Company incurred general and administrative reimbursements of $80,000. No asset management and performance fees were incurred for the period.

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

As of March 31, 1998, accounts payable to affiliates consists of $168,851 and $2,982,000 relating to operating activities and raising of capital, respectively.


Note 5.  Commitments and Contingencies:

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

On April 7, 1998, the Board of Directors declared a dividend, payable on or about July 15, 1998, to Shareholders of record of each day of the period from April 7, 1998 through June 30, 1998, at the rate of $.001736 per share per day for each day of the period from and including April 7, 1998 through June 30, 1998.


Note 6.  Etec Systems, Inc.:

In February 1995, Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, purchased property in Heyward, California and entered into a net lease with Etec Systems, Inc. ("Etec"). In February 1998, CPA(R):12 entered into a series of transactions that included the contribution of the Etec properties to a limited liability company, ET LLC, entering into a commitment and construction agency agreement to fund

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED additional improvements (the "Project II Improvements") of up to $52,356,000 and amending the Etec lease. On April 3, 1998, ET LLC received a commitment for $45,000,000 of limited recourse financing on the Etec properties.

Under the ET LLC limited liability company agreement, CPA(R):12 and the Company will initially have 99.99% and .01% interests, respectively, in the Project II Improvements, with the Company having the commitment to increase its interests in the Project II Improvements to 49.99%. Such increase in the Company's equity interest in ET LLC, however, is limited to 10% of the gross offering proceeds of the Offering.

The Etec lease, as amended, has an initial term through May 2014 with three five-year renewal terms at Etec's option. After completion of the Project II Improvements, assuming that the entire funding commitment is needed, annual rent applicable to the Project II Improvements will be approximately $5,727,000 with increases every three years based on increases in the Consumer Price Index.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of March 31, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.



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

         The Company's investment objectives are to pay quarterly dividends at an increasing rate with such dividends funded from operating cash flow, use the net proceeds of the offering and limited recourse mortgage debt to invest in a diversified portfolio of real estate that will increase in value and to increase the Company's equity in its real estate by making regular mortgage principal payments on its limited recourse mortgage debt. In addition, in structuring lease transactions, the Company will attempt to negotiate grants of common stock warrants in order to realize benefits of appreciation that may occur if the credit rating of a tenant improves or the tenant completes an initial public offering of common stock. There is no assurance, however, that these objectives will be realized.

         As described in Note 6 to the accompanying condensed financial statements the Company has entered into a commitment with an affiliate to fund improvements to a property leased to Etec Systems, Inc. Etec and the affiliate entered into their initial transaction in 1995. The Company's commitment to fund improvements is limited to 10% of the gross offering proceeds of the Offering. To the extent the Company is not limited under this constraint, it may fund improvements and make contributions to the Etec project up to an ownership interest of 49.99%.

         The Company's loss for the period of $117,000 was due to costs of administration of the Company. As the Company had not yet received any Offering proceeds as of March 31, 1998 nor had it acquired any real estate investments (other than the nominal interest in the Etec project), it has not yet earned any revenues and has not commenced real estate operations. Accordingly, Management believes the net loss for the period is not representative of future results.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED





                                     PART II



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                    During the quarter ended March 31, 1998 no matters were submitted to a vote of Security Holders.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:


                    None.



         (b)        Reports on Form 8-K:

                    During the quarter ended March 31, 1998 the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED






                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED






           05/18/98                   By:     /s/ Steven M. Berzin
           --------                           ----------------------------------
             Date                                 Steven M. Berzin
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



           05/18/98                   By:     /s/ Claude Fernandez
           --------                           ----------------------------------
             Date                                 Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)