Form 10-Q
period 1998-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 1998-08-12
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

                                       or

/ / TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                                                                  / / Yes / / No

               5,737,104 shares of common stock; $.001 Par Value
                         outstanding at August 10, 1998

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                        Page No.

 PART I

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, June 30, 1998
               and December 31, 1997                                           2

               Condensed Consolidated Statements of Income for the
               three and six months ended June 30, 1998                        3

               Condensed Consolidated Statement of Cash Flows for the
               six months ended June 30, 1998                                  4

               Notes to Condensed Consolidated Financial Statements          5-7

 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8-9

 PART II - Other Information

 Item 4. - Submission of Matters to a Vote of Security Holders                10

 Item 6. - Exhibits and Reports on Form 8-K                                   10

 Signatures                                                                   11

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,          June 30,
                                                         1997                 1998
                                                      ------------        ------------
                                                         (Note)           (Unaudited)
         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $5,666 at June 30, 1998                                               $  7,533,601
Cash and cash equivalents                             $    200,000          33,558,242
Deferred offering costs                                                        412,557
Equity investment                                                            3,181,895
Other assets                                                                    63,100
                                                      ------------        ------------
           Total assets                               $    200,000        $ 44,749,395
                                                      ============        ============
        LIABILITIES:
Accounts payable to affiliates                        $      4,255        $    618,881
Accounts payable and accrued expenses                        8,000             119,406
Prepaid rental income                                                          198,000
Deferred acquisition fees payable to affiliate                                 150,785
Dividends payable                                                              426,510
                                                      ------------        ------------
           Total liabilities                                12,255           1,513,582
                                                      ------------        ------------
Commitments and contingencies
        SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized,
    40,000,000 shares; issued and outstanding,
    20,000 and 4,927,023 shares at December 31,
    1997 and June 30, 1998                                      20               4,927
Additional paid-in capital                                 199,980          43,612,256
Dividends in excess of accumulated earnings                (12,255)           (381,370)
                                                      ------------        ------------
           Total shareholders' equity                      187,745          43,235,813
                                                      ------------        ------------
           Total liabilities and
               shareholders' equity                   $    200,000        $ 44,749,395
                                                      ============        ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)

                For the three and six months ended June 30, 1998

                                                Three Months Ended  Six Months Ended
                                                  June 30, 1998      June 30, 1998
                                                   ----------         ----------
Revenues:
   Rental income                                   $    2,200         $    2,200
   Other interest income                              318,586            318,586
                                                   ----------         ----------
                                                      320,786            320,786
                                                   ----------         ----------
Expenses:
   Depreciation                                         5,666              5,666
   Interest                                                25                 25
   General and administrative                         129,958            246,587
   Property expenses                                   11,113             11,113
                                                   ----------         ----------
                                                      146,762            263,391
                                                   ----------         ----------
          Net income                               $  174,024         $   57,395
                                                   ==========         ==========
Basic earnings per share                           $      .06         $      .04
                                                   ==========         ==========
Weighted average shares outstanding
   - basic and diluted                              2,811,656          1,423,540
                                                   ==========         ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The Company was formed on June 4, 1997 and had no operating history for the period from the date of inception (June 4, 1997) through June 30, 1997.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                     For the six months ended June 30, 1998

Cash flows from operating activities:
  Net income                                                       $     57,395
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation                                                        5,666
      Increase in other assets                                          (63,100)
      Increase in accounts payable and
        accrued expenses (a)                                             62,150
      Increase in accounts payable to affiliates (a)                    251,325
      Increase in prepaid rental income                                 198,000
                                                                   ------------
           Net cash provided by operating activities                    511,436
                                                                   ------------
Cash flows from investing activities:
  Purchases of real estate and additional capitalized costs          (7,388,482)
  Contributions to equity investment                                 (3,181,895)
                                                                   ------------
        Net cash used in investing activities                       (10,570,377)
                                                                   ------------
Cash flows from financing activities:
  Proceeds from stock issuance, net of costs                         43,417,183
                                                                   ------------
        Net cash provided by financing activities                    43,417,183
                                                                   ------------
           Net increase in cash and cash equivalents                 33,358,242
Cash and cash equivalents, beginning of period                          200,000
                                                                   ------------
      Cash and cash equivalents, end of period                     $ 33,558,242
                                                                   ============

(a) Excludes changes in accounts payable and accrued expenses and accounts payable to affiliates of $49,256 and $363,301, respectively, which relate to the raising of capital (financing activities) rather than the Company's operating activities.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation:

The accompanying unaudited condensed financial statements of Corporate Property Associates 14 Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete condensed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information refer to the condensed financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in general purpose financial statements. For the three-month and six-month periods ended June 30, 1998, there were no differences between net income and comprehensive income.

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

A maximum of 30,000,000 Shares are being offered to the public on a best efforts basis by Carey Financial Corporation, an affiliate of the Advisor ("Carey Financial"), and selected dealers at a price of $10 per share. The offering commenced November 10, 1997. On June 30, 1997, the Advisor purchased 20,000 shares of common stock for $200,000. Sale of the shares to the public commenced on December 11, 1997. During the quarter ended June 30, 1998, 4,907,023 shares have been issued for $49,069,795, net of discounts. Since June 30, 1998, the Company has issued an additional 810,081 shares for $8,092,462, net of discounts.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

The Company's asset management and performance fees payable to the Advisor are each one-half of one percent per annum of Average Invested Assets, as defined in the Prospectus. The Advisor will not be entitled to receive the performance fees until a specified cumulative rate of cash flow from operations, as defined in the Prospectus is achieved. The Advisor will have the option of receiving the performance fee in cash or restricted shares of the Company. General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services. For the three-month and six-month periods ended June 30, 1998, the Company incurred general and administrative reimbursements of $20,000 and $100,000, respectively. For both the three-month and six-month periods ended June 30, 1998, asset management fees of $5,557 were incurred. Performance fees were in like amount.

The Advisor must reimburse the Company at least annually for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (2% of Average Invested Assets or 25% of net income) as defined in the Prospectus. To the extent that operating expenses payable or reimbursable by the Company exceed the 2%/25% Guidelines and the independent directors find that such expenses were justified based on such unusual and nonrecurring factors that they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only to the extent such reimbursement would not cause the Company's operating expenses to exceed the 2%/25% Guidelines in any such year.

Fees are payable for services provided by the Advisor to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees will be deferred and payable in annual installments with each installment equal to .25% of the purchase price of the properties over eight years following the first anniversary of the date a property was purchased.

As of June 30, 1998, accounts payable to affiliates consists of $255,580 and $363,301 relating to operating and capital raising activities, respectively.

Note 5. Commitments and Contingencies:

The Company will be liable for certain expenses of the offering (the "Offering") described in the Prospectus of the Company, including but not limited to filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering and are presently estimated to aggregate a maximum of $10,500,000 assuming the sale of 30,000,000 Shares. The Company will also be liable for selling commissions of up to $0.65 (6.5%) per Share sold except for any Shares sold to the Advisor, its Affiliates, the selected dealers or any of their employees for their own accounts. The Company will pay a selected dealer fee not to exceed 1% of the price of each Share sold by the selected dealer. The Company will reimburse Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of sales, wholesaling services and information meetings of Carey Financial's employees relating to the Offering. To the extent, if any, that all organization and offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the Offering, such excess will be paid by the Advisor without recourse to or reimbursement by the Company.

Note 6. Dividends:

On April 7, 1998, the Board of Directors declared a dividend at the rate of $.001736 per share per day for each day of the period from and including April 7, 1998 through June 30, 1998. Dividends totalling $426,510 were paid on July 15, 1998.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Note 7. Etec Systems, Inc.:

In February 1995, Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, purchased property in Hayward, California and entered into a net lease with Etec Systems, Inc. ("Etec"). In February 1998, CPA(R):12 entered into a series of transactions that included the contribution of the Etec properties to a limited liability company, ET LLC, entering into a commitment and construction agency agreement to fund additional improvements (the "Project II Improvements") of up to $52,356,000 and amending the Etec lease. On April 3, 1998, ET LLC received a commitment for $45,000,000 of limited recourse financing on the Etec properties of which $30,000,000 is allocable to the Project II improvements.

Under the ET LLC limited liability company agreement, CPA(R):12 and the Company will initially have 99.99% and .01% interests, respectively, in the Project II Improvements, with the Company having the commitment to increase its interests in the Project II Improvements to 49.99%. Such interest in ET LLC, however, is limited to no more than 10% of the proceeds of the Offering. As of June 30, 1998, the Company had contributed $3,181,895 towards the funding of Etec construction costs with such contribution recorded in the accompanying condensed consolidated financial statements as an equity investment. In accordance with generally accepted accounting principles, ET LLC will not recognize rental income in its results of operations for the Project II Improvements until the end of the construction period. The Company, therefore, will not recognize any significant income from this equity investment in its results of operations until the end of the construction period.

The Etec lease, as amended, has an initial term through May 2014 with three five-year renewal terms at Etec's option. After completion of the Project II Improvements, assuming that the entire funding commitment is needed, annual rent applicable to the Project II Improvements will be approximately $5,727,000 with increases every three years based on increases in the Consumer Price Index ("CPI"). The $30,000,000 mortgage commitment provides for monthly principal and interest payments of $271,497 at an annual interest rate of 7.11% and matures in September 2014.

Note 8. Purchase of Real Estate:

On June 29, 1998, the Company purchased land and building in Daleville, Indiana for $7,539,267 and entered into a net lease with Burlington Motor Carriers, Inc. ("Burlington"). The Burlington lease has an initial term of 20 years with two five-year renewal terms, and currently provides for annual rent of $792,000 with rent increases every two years based on increases to the CPI, with any increase capped at 6.09%.

In connection with structuring the Burlington transaction, Burlington granted the Company warrants for 4,666.9 shares of common stock, representing 1.5% of the fully diluted shares of common stock of Burlington. The warrants are exercisable at $100 per share and are exercisable at any time during the term of the lease.

Note 9. Subsequent Events:

On July 28, 1998, the Company purchased a retail property in Torrance, California for approximately $19,580,000 and assumed an existing net lease, as lessor, with Best Buy Co., Inc., as lessee. The lease has a remaining initial term through January 2005 with a five-year renewal option. The lease currently provides for annual rent of $1,741,990 until November 1999 at which time annual rent will increase to $1,946,930.

On July 29, 1998, the Company purchased land in San Clemente, California for $1,900,000 upon which an office facility is being constructed pursuant to a construction and development agreement with a developer and a lease agreement with Metagenics Incorporated ("Metagenics"). Total purchase price and construction costs are expected to be $11,500,000 with the developer having the obligation to fund any excess costs necessary to complete the project. During the construction period, Metagenics will pay monthly installments based on an amount indexed to project costs advanced by the Company. Upon completion of construction, a lease term of twelve years will commence with options for two five-year renewal terms. The initial annual rent will be an amount equal to 11% of the Company's total project costs with stated annual increases of 3.5% during the initial term.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

         The Company was formed in June 1997 for the purpose of investing in net lease commercial and industrial real estate. A maximum of 30,000,000 shares of common stock are being offered to the public on a "best efforts" basis at a price of $10 per share. As of June 30, 1998, the Company had issued 4,909,123 shares pursuant to the public offering of common stock with an additional 810,081 shares issued since that date. Other than the costs related to the offering and establishing a working capital reserve to satisfy liquidity requirements, the net proceeds will be used, along with limited recourse mortgage debt, to acquire properties. It is anticipated that approximately 86% of the money raised in the offering will be used to purchase real estate.

         Generally, a property will be leased to one tenant deemed to be creditworthy by the Company under a lease that in most cases requires such tenant to pay all costs of operating the property, such as insurance, maintenance and repairs and real estate taxes. As of June 30, 1998, the Company's investment activities were comprised of the purchase of a property in Daleville, Indiana for approximately $7,539,000 net leased to Burlington Motor Carriers, Inc. and funding of $3,182,000 of construction costs pursuant to its commitment with Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, to increase its equity interest in a limited liability company owned by the Company and CPA(R):12. The limited liability company is constructing a building to be occupied by and currently leased to Etec Systems, Inc. at a property where Etec leases existing facilities from CPA(R):12. The total cost of the Etec project is expected to amount to $52,356,000 of which $30,000,000 will be financed by a limited recourse mortgage loan. The Company's equity commitment to the Etec project is approximately $11,175,000. Its commitment to the project, however, is limited to no more than 10% of the proceeds of the offering.

         Since June 30, 1998, the Company has used $21,480,000 to purchase a retail property in Torrance, California subject to an existing net lease with Best Buy Co., Inc. and land in San Clemente, California upon which the Company is constructing a build-to-suit facility for Metagenics Incorporated.

         The Company's investment objectives are to pay quarterly dividends at an increasing rate, use the net proceeds of the offering and limited recourse mortgage debt to invest in a diversified portfolio of real estate that will increase in value and to increase the Company's equity in real estate by making regular principal payments on its limited recourse mortgage debt. In addition, in structuring lease transactions, the Company will attempt to negotiate grants of common stock warrants in order to realize benefits of appreciation that may occur if the credit rating of a tenant improves or the tenant completes an initial public offering of common stock. The Company received a grant of warrants to purchase common stock in connection with structuring its transaction with Burlington Motor Carriers. The shares covered by such grant represent 1.5% of the fully diluted shares of Burlington Motor Carriers.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

         The Company's net income for the three-month and six-month periods ended June 30, 1998 was primarily due to interest income earned on uninvested cash. The results of operations are not indicative of future results as the objective of the Company is to invest the proceeds of its offering in real estate and only to maintain cash balances at levels deemed to be sufficient for working capital needs. Accordingly, as cash is used to purchase real estate, interest income is expected to lessen as a component of total revenues. As the Company's assets increase, general and administrative and property expenses will also increase. Interest expense will be a significant component of operating expenses as mortgage loans are obtained.

         Under generally accepted accounting principles, no income or expense is recognized on projects under construction, so that no current income is being recognized on the investment in Etec even though a lease is in effect. Etec is currently paying monthly installments on the funds advanced during the build-to-suit construction period, however, the cash flow received from that investment, however, is recorded as a reduction of investment rather than income. Upon completion of construction, annual cash flow (rents less mortgage debt service) from the Etec and Metagenics investments, assuming the Company funds the maximum commitments on these two projects, is expected to be $2,500,000. Annual cash flow from the leases with Burlington Motor Carriers and Best Buy will be $2,534,000.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, geographic area and major customers. The statement is effective for financial periods beginning after December 15, 1997, however, SFAS No. 131 does not need to be applied to interim financial statements in 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, of SFAS No. 131 and SFAS No. 133.

         The Company's Advisor has responsibility for maintaining the Company's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on the Company's operations, however, such assessment has not been completed. The Company relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect the Company.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 1998 no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 10, 1997 is as follows:

Shares registered:                                                    30,000,000
Aggregate price of offering amount registered:                      $300,000,000
Shares sold:                                                           4,907,023
Aggregated offering price of amount sold:                           $ 49,070,230
Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of
   the issuer:                                                      $  1,120,541
Direct or indirect payments to others:                              $  4,532,506
Net offering proceeds to the issuer after
   deducting expenses:                                              $ 43,417,183
Purchases of real estate:                                           $ 10,570,377
Working capital reserves:                                           $    490,702
Temporary investments in cash and cash
   equivalents:                                                     $ 32,356,104

         (b)      Reports on Form 8-K:

                  During the quarter ended June 30, 1998 the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           08/11/98                  By:     /s/ Steven M. Berzin
              Date                               Steven M. Berzin
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

           08/11/98                  By:     /s/ Claude Fernandez
              Date                               Claude Fernandez
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)