Form 10-Q
period 1998-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 1998-11-10
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended        SEPTEMBER 30, 1998
                               -------------------------------------------------

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

                                                    / /   Yes   / /   No


                        8,975,399 shares of common stock;
                           $.001 Par Value outstanding
                               at November 9, 1998

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX



                                                                                                   Page No.
                                                                                                   --------
 PART I

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, September 30, 1998
               and December 31, 1997                                                                   2

               Condensed Consolidated Statements of Income for the
               three and nine months ended September 30, 1998                                          3

               Condensed Consolidated Statement of Cash Flows for the
               nine months ended September 30, 1998                                                    4

               Notes to Condensed Consolidated Financial Statements                                  5-7



 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                  8-10



 PART II - Other Information

 Item 4. - Submission of Matters to a Vote of Security Holders                                        11


 Item 6. - Exhibits and Reports on Form 8-K                                                           11


 Signatures                                                                                           12


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                December 31,      September 30,
                                                                                    1997              1998
                                                                               ------------        ------------
                                                                                   (Note)          (Unaudited)
         ASSETS:
Land and buildings,  net of accumulated depreciation of
    $63,210 at September 30, 1998                                                                  $ 30,449,192
Cash and cash equivalents                                                      $    200,000           9,015,964
Equity investment                                                                                    11,101,219
Other assets                                                                                          1,103,539
                                                                               ------------        ------------

           Total assets                                                        $    200,000        $ 51,669,914
                                                                               ============        ============


        LIABILITIES:

Accounts payable to affiliates                                                 $      4,255        $  1,017,144
Accounts payable and accrued expenses                                                 8,000             183,600
Prepaid rental income and security deposits                                                              74,600
Deferred acquisition fees payable to affiliate                                                          737,005
Dividends payable                                                                                       897,838
                                                                               ------------        ------------
           Total liabilities                                                         12,255           2,910,187
                                                                               ------------        ------------

Commitments and contingencies

        SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding, 20,000 and 5,729,604 shares at December 31,
    1997 and September 30, 1998                                                          20               5,730
Additional paid-in capital                                                          199,980          49,467,288
Dividends in excess of accumulated earnings                                         (12,255)           (685,091)
                                                                               ------------        ------------
                                                                                    187,745          48,787,927
Less, common stock in treasury, at cost,
    3,000 shares at September 30, 1998                                                                  (28,200)
                                                                               ------------        ------------

           Total shareholders' equity                                               187,745          48,759,727
                                                                               ------------        ------------
           Total liabilities and shareholders' equity                          $    200,000        $ 51,669,914
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)

             For the three and nine months ended September 30, 1998





                                      Three Months Ended           Nine Months Ended
                                      September 30, 1998           September 30, 1998
                                      ------------------           ------------------
Revenues:
   Rental income                          $  545,372                    $  547,572
   Other interest income                     286,706                       605,292
                                          ----------                    ----------
                                             832,078                     1,152,864
                                          ----------                    ----------

Expenses:
   Depreciation                               57,544                        63,210
   Interest                                    7,837                         7,862
   General and administrative                 72,607                       319,194
   Property expenses                          99,973                       111,086
                                          ----------                    ----------
                                             237,961                       501,352
                                          ----------                    ----------


          Net income                      $  594,117                    $  651,512
                                          ==========                    ==========



Basic earnings per share                  $      .30                    $      .23
                                          ==========                    ==========


Weighted average shares outstanding
   - basic and diluted                     1,977,584                     2,847,868
                                          ==========                    ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The Company was formed on June 4, 1997 and had no operating history for the period from the date of inception (June 4, 1997) through September 30, 1997.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                  For the nine months ended September 30, 1998


Cash flows from operating activities:
  Net income                                                        $    651,512
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation                                                        63,210
      Straight-line rent adjustments                                     (32,359)
      Increase in other assets (a)                                      (321,180)
      Increase in accounts payable and
        accrued expenses (a)                                              83,600
      Increase in accounts payable to affiliates (a)                     354,889
      Increase in prepaid rental income and security deposits             74,600
                                                                    ------------

           Net cash provided by operating activities                     874,272
                                                                    ------------

Cash flows from investing activities:
  Purchases of real estate and additional capitalized costs          (29,775,397)
  Contributions to equity investment                                 (11,101,219)
                                                                    ------------
        Net cash used in investing activities                        (40,876,616)
                                                                    ------------

Cash flows from financing activities:
  Proceeds from stock issuance, net of costs                          49,273,018
  Purchase of treasury stock                                             (28,200)
  Dividends paid                                                        (426,510)
                                                                    ------------
        Net cash provided by financing activities                     48,818,308
                                                                    ------------


           Net increase in cash and cash equivalents                   8,815,964


Cash and cash equivalents, beginning of period                           200,000
                                                                    ------------

      Cash and cash equivalents, end of period                      $  9,015,964
                                                                    ============


     (a) Excludes changes in other assets of $750,000 and accounts payable and accrued expenses and accounts payable to affiliates of $92,000 and $658,000, respectively, which relate to the raising of capital (financing activities) rather than the Company's operating activities.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in general purpose financial statements. For the three-month and nine-month periods ended September 30, 1998, there were no differences between net income and comprehensive income.


Note 2.  Organization and Offering:

The Company was formed on June 4, 1997 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Property Advisors (the "Advisor").

A maximum of 30,000,000 Shares are being offered to the public on a best efforts basis by Carey Financial Corporation, an affiliate of the Advisor ("Carey Financial"), and selected dealers at a price of $10 per share. The offering commenced November 10, 1997. On June 30, 1997, the Advisor purchased 20,000 shares of common stock for $200,000. Sale of the shares to the public commenced on December 11, 1997. During the nine-month period ended September 30, 1998, 5,709,604 shares were issued for $57,087,257, net of discounts. In October, 1998, an additional 3,248,795 shares were issued for $32,487,189, net of discounts.


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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                   (CONTINUED)



The Company's asset management and performance fees payable to the Advisor are
 .50% per annum of Average Invested Assets, as defined in the Prospectus. The Advisor will not be entitled to receive the performance fees until a 7% cumulative rate of cash flow from operations, as defined in the Prospectus is achieved. The Advisor will have the option of receiving the performance fee in restricted shares of the Company instead of cash, if both parties agree. General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services. For the three-month and nine-month periods ended September 30, 1998, the Company incurred general and administrative reimbursements of $65,000 and $85,000, respectively. For the three-month and nine-month periods ended September 30, 1998, asset management fees of $99,529 and $105,086 were incurred with performance fees in like amounts.

The Advisor must reimburse the Company at least annually for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (2% of Average Invested Assets or 25% of net income) as defined in the Prospectus. To the extent that operating expenses payable or reimbursable by the Company exceed the 2%/25% Guidelines and the independent directors of the Company determine that such expenses were justified based on unusual and nonrecurring factors they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only to the extent such reimbursement would not cause the Company's operating expenses to exceed the 2%/25% Guidelines in any such future year.

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

As of September 30, 1998, accounts payable to affiliates consists of $304,144 and $658,000 relating to operating and capital raising activities, respectively.



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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED (CONTINUED)



Note 6.  Industry Segment Information:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month period ended September 30, 1998, the Company earned leasing revenues from the following lease obligors:

                                        1998              %
                                      --------           ---
Best Buy Co., Inc.                    $347,372            63%
Burlington Motor Carriers, Inc.        200,200            37
                                      --------           ---
                                      $547,572           100%
                                      ========           ===


Note 7.  Dividends:

On April 7, 1998, the Board of Directors declared a dividend at the rate of $.001736 per share per day for each day of the period from and including April 7, 1998 through June 30, 1998. Dividends of $426,510 were paid on July 15, 1998.

On September 24, 1998, the Board of Directors declared a dividend at the rate of $.001734 per share per day for each day of the period from and including July 1, 1998 through September 30, 1998. Dividends of $897,838 were paid on October 15, 1998, and are recorded as dividends payable in the accompanying condensed consolidated financial statements.


Note 8.  Purchase of Real Estate

On July 28, 1998, the Company purchased a retail property in Torrance, California for $19,582,000 and assumed an existing net lease, as lessor, with Best Buy Co., Inc., as lessee. The lease has a remaining initial term through January 2005 with a five-year renewal option. The lease currently provides for annual rent of $1,741,990 until November 1999 at which time annual rent will increase to $1,946,930.

On July 29, 1998, the Company purchased land in San Clemente, California for $1,900,000 upon which an office facility is being constructed pursuant to a construction and development agreement with a developer and a lease agreement with Metagenics Incorporated ("Metagenics"). Total purchase price and construction costs are expected to be $11,500,000. The developer has the obligation to fund any excess costs necessary to complete the project. During the construction period, Metagenics will pay monthly installments based on an amount indexed to project costs advanced by the Company. Monthly installments received by the Company during the construction period are recorded as a reduction in the basis of the building and not as a rental revenue in accordance with generally accepted accounting principles. Upon completion of construction, a lease term of twelve years will commence with Metagenics having options for two five-year renewal terms. The initial annual rent will be equal to 11% of the Company's total project costs with stated annual increases of 3.5% during the initial term.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of September 30, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the period ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

      The Company was formed in June 1997 for the purpose of investing in net lease commercial and industrial real estate. A maximum of 30,000,000 shares of common stock are being offered to the public on a "best efforts" basis at a price of $10 per share. As of September 30, 1998, the Company had issued 5,729,604 shares ($57,296,040) pursuant to the public offering of common stock. An additional 3,248,795 shares ($32,487,950) have been issued since September 30, 1998. Other than the costs related to the offering and establishing a working capital reserve to satisfy liquidity requirements, the net proceeds will be used, along with limited recourse mortgage debt, to acquire properties. It is anticipated that approximately 86% of the money raised in the offering will be used to purchase real estate.

      The Company's investment objectives are to pay quarterly dividends at an increasing rate, use the net proceeds of the offering and limited recourse mortgage debt to invest in a diversified portfolio of real estate that will increase in value and to increase the Company's equity in real estate by making regular principal payments on its limited recourse mortgage debt. In addition, in structuring lease transactions, the Company will attempt to negotiate grants of common stock warrants in order to realize benefits of appreciation that may occur if the credit rating of a tenant improves or the tenant completes an initial public offering of common stock. The Company received a grant of warrants to purchase common stock in connection with structuring its transaction with Burlington Motor Carriers in June 1998. The warrants received represent 1.5% of the fully diluted shares of Burlington Motor Carriers.

      To date, the Company has (i) purchased a retail property in Torrance, California and assumed an existing net lease with Best Buy Co., Inc., (ii) purchased a distribution facility in Daleville, Indiana and entered into a net lease with Burlington Motor Carriers, Inc., (iii) purchased land in San Clemente, California upon which the Company is constructing an office facility on a build-to-suit basis for Metagenics Incorporated and (iv) is funding an equity interest of up to 49.99% in a joint venture owning a building under construction in Heyward, California and leased to Etec Systems, Inc.. Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, leases other buildings to Etec at that site and owns the majority interest in the project. The total estimated project costs for the Etec project are $52,356,000 with $30,000,000 to be funded by a limited recourse mortgage loan for which the Company and CPA(R):12 have received a commitment from a lender. As of September 30,1998, the Company has used $40,877,000 to fund these investments. The Company intends to place limited recourse mortgage loans collateralized by its properties and to use the proceeds of such loans to purchase additional real estate interests in order to further diversify its holdings. As of November 6, 1998, the Company has $33,000,000 available to invest in real estate and to fund its build-to-suit commitments.

      For the nine-month period ended September 30, 1998, cash flow from operations of $874,000 was sufficient to pay dividends of $427,000.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


      The so-called "Year 2000 issue" is the name that has been given to the series of problems that have resulted or may result from computer programs having been written using two digits rather than four to define a year. For example, any program that has time-software may recognize a date using "00" as the year 1900 rather than 2000. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its bank and transfer agent.

      The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, the Company, its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be completed in the first or second quarter of 1999. The Company and its affiliates have also engaged outside consultants experienced in detecting and addressing Year 2000 issues, and they will continue to research and test the affiliate's applications and systems.

      At the same time, the Company, its Advisor, and affiliates are evaluating all of their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, the Company commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the second or third quarter of 1999. This software has been designed to use four digits to define a year. Because the Company's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt its administrative operations, the resulting disruptions would not likely have a material impact on the Company's results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. The Company's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company's share of the estimated total cost of the Year 2000 project is expected to be approximately $25,000.

      Although the Company believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on the Company. The Company and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are the Company's bank and transfer agent. The Company's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

      The Company contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than the Company. The major risk to the Company is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


      The Company's net income for the three-month and nine-month periods ended September 30, 1998 resulted primarily from interest income earned on uninvested cash and rents from the Company's new leases with Best Buy and Burlington Motor Carriers. The results of operations are not indicative of future results as the objective of the Company is to invest the proceeds of its offering in real estate and only to maintain cash balances at levels deemed to be sufficient for working capital needs. Accordingly, as cash is used to purchase real estate, interest income is expected to lessen as a component of total revenues. As the Company's assets increase, general and administrative and property expenses will also increase. Interest expense will be a significant component of operating expenses as mortgage loans are obtained.

         Under generally accepted accounting principles, no income or expense is recognized on projects under construction. Currently no income is being recognized on the investment in Etec and the Metagenics lease even though leases are in effect for these build-to-suits. During the build-to-suit construction period, the cash flow received from these investments is recorded as a reduction of investment rather than income. Upon completion of construction, annual cash flow (rents less mortgage debt service) from the Etec and Metagenics investments, assuming the Company funds the maximum commitments on these two projects, is expected to be $2,500,000. Annual cash flow from the leases with Burlington Motor Carriers and Best Buy total $2,534,000.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES



                                     PART II



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    During the quarter ended September 30, 1998 no matters were submitted to a vote of Security Holders.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 10, 1997 is as follows:

                  Shares registered:                                                  30,000,000
                  Aggregate price of offering amount registered:                    $300,000,000
                  Shares sold:                                                         5,709,604
                  Aggregated offering price of amount sold:                         $ 57,096,040
                  Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                     owning ten percent or more of any class of equity
                     securities of the issuer and to affiliates of
                     the issuer:                                                    $  1,577,974
                  Direct or indirect payments to others:                            $  6,245,048
                  Net offering proceeds to the issuer after
                     deducting expenses:                                            $ 49,273,018
                  Purchases of real estate:                                         $ 40,876,616
                  Working capital reserves:                                         $    570,960
                  Temporary investments in cash and cash
                     equivalents:                                                   $  7,825,442




         (b)      Reports on Form 8-K:

                  During the quarter ended September 30, 1998 the Company was not required to file any report on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED






11/9/98                           By: /s/ Steven M. Berzin
-------                               --------------------------------------
 Date                                 Steven M. Berzin
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)



11/9/98                           By: /s/ Claude Fernandez
-------                               --------------------------------------
 Date                                 Claude Fernandez
                                      Executive Vice President and
                                      Chief Administrative Officer
                                      (Principal Accounting Officer)