Form 10-K405
period 1998-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 1999-03-30
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      For the year ended December 31, 1998

                                       of

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                    CPA(R):14

                             A Maryland Corporation
                   IRS Employer Identification No. 13-3951476
                            SEC File Number 333-31437

                              50 Rockefeller Plaza,
                            New York, New York 10020
                                 (212) 492-1100

CPA(R):14 has SHARES OF COMMON STOCK registered pursuant to Section 12(g) of the Act.

CPA(R):14 is not registered on any exchanges.

CPA(R):14 does not have any Securities registered pursuant to Section 12(b) of the Act.

CPA(R):14 is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

CPA(R):14 (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

CPA(R):14 has no active market for common stock at March 24, 1999. Non-affiliates held 16,003,673 shares of common stock, $.001 Par Value outstanding at March 24, 1999.

                                     PART I

Item 1. Business.

      Corporate Property Associates 14 Incorporated ("CPA(R):14") is a Real Estate Investment Trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 1998, CPA(R):14's portfolio consisted of 7 properties leased to 7 tenants and totaling more than 964 thousand square feet.

      CPA(R):14's core investment strategy is to purchase and own properties leased to a variety of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses.

      CPA(R):14 also generally includes in its leases

      o clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

      o covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

      o indemnification of CPA(R):14 for environmental and other liabilities;

      o     guarantees from parent companies or other entities.

      CPA(R):14 was formed as a Maryland corporation on June 4, 1997. Between November 1997 and March 1999, CPA(R):14 sold a total of 16,028,173 shares of common stock for a total of $160,281,730 in gross offering proceeds. These proceeds are being combined with limited recourse mortgage debt to acquire a portfolio of properties. As a real estate investment trust, CPA(R):14 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

      Carey Property Advisors, CPA(R):14's Advisor, provides both strategic and day-to-day management for CPA(R):14, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Property Advisors also provides office space and other facilities for CPA(R):14. Carey Property Advisors has dedicated senior executives in each area of its organization so that CPA(R):14 functions as a fully integrated operating company. CPA(R):14 pays asset management fees to Carey Property Advisors and pays certain transactional fees. CPA(R):14 also reimburses Carey Property Advisors for certain expenses. Carey Property Advisors also serves in this capacity for Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated and Corporate Property Associates 12 Incorporated.

      CPA(R):14's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of January 25, 1999, CPA(R):14 had no employees. An affiliate of Carey Property Advisors employs 20 individuals who perform services for CPA(R):14.

Business Objectives and Strategy

      CPA(R):14's objectives are to:

      o pay quarterly dividend at an increasing rate that for taxable shareholders are partially free from current taxation;

      o purchase and own a portfolio of real estate that will increase in value; and

      o increase the equity in its real estate by making regular mortgage principal payments.

      CPA(R):14 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CPA(R):14 's portfolio is diversified by geography, property type and by tenant.

Recent Developments

      On June 30, 1998, CPA(R):14 purchased an office and maintenance facility in Daleville, Indiana for $7,539,267 and entered into a net lease with Burlington Motor Carriers, Inc. In connection with the structuring the transaction, Burlington granted CPA(R):14 warrants for 4,666.9 shares of its common stock, exercisable at $100 per share. The lease has an initial term of 20 years with two five-year renewal terms at Burlington's option. Annual rent is initially $792,000 with rent increases every two years based on increases in the Consumer Price Index and capped at 6.09% for any two-year increase.

      On July 28, 1998, CPA(R):14 purchased a retail property in Torrance, California for $19,582,000 and assumed an existing net lease with Best Buy Co., Inc. The Best Buy lease has an initial term though January 2005 with two five years renewal terms at Best Buy's option. Annual rent is $1,741,990 increasing to $1,946,930 during the last five years of the initial term.

      On July 29, 1998, CPA(R):14 purchased land in San Clemente, California and entered into net lease and construction agency agreements with Metagenics Incorporated. CPA(R):14 is building an office building for Metagenics on a build-to-suit basis. The total cost for the project is expected to be no more than $11,500,000. Upon completion of the project, the Metagenics lease provides for an initial term of 12 years with two five-year renewal terms at its option. Initial annual rent will equal 11% of the total project costs (i.e., $1,265,000 if the entire $11,500,000 of costs are necessary) with stated annual rent increases of 3.5%. During the construction period, Metagenics will pay construction rents of equal to 9% of the weighted-average of costs advanced toward completion of the project.

      On November 24, 1998, CPA(R):14 purchased an office and manufacturing property in St. Louis, Missouri for $6,021,000 and entered into a net lease with The Benjamin Ansehl Company. In connection with the transaction, we received warrants to purchase 1.5% of the fully diluted common stock of Benjamin Ansehl at an exercise price of $26.738 per share. The Benjamin Ansehl lease has an initial term of fifteen years followed by two five year renewal terms at the tenant's option. The initial annual rent is $649,750 with rent increases every two years based on increases in the Consumer Price Index.

      On December 28, 1998, CPA(R):14 purchased a property in Pittsburgh, Pennsylvania for $6,806,283 and entered into a net lease with Contraves Brashear Systems L.P. The Contraves lease provides for an initial term of fifteen years with two five-year renewals at the tenant's option. Annual rent is $643,500 with rent increases every three years based on increases in the Consumer Price Index and capped at 9.27% for each rent increase. On March 22,1999, the Company obtained $4,225,000 of limited recourse mortgage financing collateralized by the Contraves property and the assignment of the Contraves lease. The mortgage loan provides for monthly payments of interest and principal of $31,322 at an annual interest rate of 7.5% based on a 25-year amortization schedule. The loan matures in April 2009 at which time a balloon payment is scheduled.

      On December 22, 1998, through a 33 1/3% interest in a limited liability company that was formed with two affiliates, CPA(R):14 acquired an interest in land and buildings in Sunnyvale, California and through the interest in the limited liability company entered into a net lease with Advanced Micro Devices, Inc. ("AMD"). The total purchase price of the building was $95,287,958 with $68,250,000 of the financing provided through a limited recourse mortgage loan. Our equity contribution, including our share of deferred acquisition fees, representing the purchase price less the mortgage financing was $9,012,653. The AMD lease has an initial term of 20 years with two ten-year renewal terms at AMD's option. The lease provides for annual rent of $9,145,500 with rent increases every three years, with each rent increase capped at 6.903%. The loan has a ten-year term and provides for monthly payments of interest and principal based on a 30-year amortization schedule and an annual interest rate of 7.78%. CPA(R):14 will receive distributions from this investment representing approximately one-third of the limited liability company's annual operating cash flow (rent less mortgage debt service) which is currently estimated to be $1,066,000.

      On February 3, 1999,through a 50% interest in a limited liability company which CPA(R):14 formed with an affiliate, the Company acquired an interest in land and buildings in Gilbert, Arizona and entered into a net lease with Intesys Technologies, Inc. The total purchase price of the building was $23,560,000. The Intesys lease has an initial term of 20 years with two ten-year renewal options at the tenant's option. The lease provides for annual rent of $2,274,750. There are rent increases every three years based on increases in the Consumer Price Index with increases capped at 9%.

      In February 1998, CPA(R):14 entered into an agreement with Corporate Property Associates 12 Incorporated ("CPA(R):12") to form a limited liability company for the purpose of taking an ownership interest in a CPA(R):12 property in Heyward, California leased to Etec Systems, Inc. Under the agreement, CPA(R):14 agreed to advance funds necessary to represent a 49.99% interest in a new building being constructed on the Etec property at a cost of up to $52,356,000. Under the agreement, CPA(R):12 contributed its existing interest in the property and committed to fund the remaining amounts necessary to complete the new building. CPA(R):14 will share in the economic interests of the new improvements only and will not be entitled to any of the economic interests of the existing buildings.

      After completion of the new building, annual rent, applicable to the new improvements, will be approximately $5,727,000. The Etec lease has an initial term through May 2014 with three five-year renewals at Etec's option. The limited liability company has obtained a commitment for $30,000,000 of limited recourse mortgage financing on the new building. The mortgage loan will provide for monthly payments of principal and interest based on a 20-year amortization schedule and an annual interest rate of 7.11%. Completion of the building is expected to occur during the second quarter of 1999.

Acquisition Strategies

      Carey Property Advisors has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CPA(R):14. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, Carey Property Advisors has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CPA(R):14 takes advantage of Carey Property Advisors' presence in the net lease market to build its portfolio. In evaluating opportunities for CPA(R):14, Carey Property Advisors carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CPA(R):14 believes that Carey Property Advisors has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. Carey Property Advisors seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CPA(R):14 believes that the experience of Carey Property Advisors' management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables Carey Property Advisors to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

Carey Property Advisors' strategy in structuring its net lease investments for CPA(R):14 is to:

      o combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

      o     enhance current returns by utilizing varied lease structures;

      o reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

      o increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

Financing Strategies

      Consistent with its investment policies, CPA(R):14 intends to use leverage when available on favorable terms. As of December 31, 1998, CPA(R):14 had not leveraged any of the properties that it holds title to. Carey Property Advisors intends to continually seek opportunities and consider alternative financing techniques to finance properties not currently subject to debt and, in the future will seek opportunities to refinance debt, reduce interest expense or improve its capital structure.

Transaction Origination

      In analyzing potential acquisitions, Carey Property Advisors reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CPA(R):14's acquisition criteria. The aspects of a transaction which are reviewed and structured by Carey Property Advisors include the following:

      o Tenant Evaluation. Carey Property Advisors subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. Carey Property Advisors seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, CPA(R):14 can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CPA(R):14's properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). Carey Property Advisors may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CPA(R):14 with additional financial security.

      o Leases with Increasing Rents. Carey Property Advisors seeks to include clauses in CPA(R):14's leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CPA(R):14 seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

      o Properties Important to Tenant Operations. Carey Property Advisors, on behalf of CPA(R):14, generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. CPA(R):14 believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. Carey Property Advisors also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, CPA(R):14 can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

      o Lease Provisions that Enhance and Protect Value. When appropriate, Carey Property Advisors attempts to include provisions in CPA(R):14's leases that require CPA(R):14's consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables CPA(R):14 to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to CPA(R):14 or could reduce the value of CPA(R):14's properties.

      o Diversification. Carey Property Advisors tries to diversify CPA(R):14's portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CPA(R):14 reduces the adverse effect on CPA(R):14 of a single underperforming investment or a downturn in any particular industry or geographic location.

      Carey Property Advisors employs a variety of other strategies and practices in connection with CPA(R):14's acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, CPA(R):14 grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. Carey Property Advisors' practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

      As a transaction is structured, it is evaluated by the Chairman of the Investment Committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the Investment Committee to ensure that it satisfies CPA(R):14's investment criteria. Aspects of the transaction that are typically reviewed by the Investment Committee include the expected financial returns, the creditworthiness of the tenant, the real estate characteristics and the lease terms.

      The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. Carey Property Advisors places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

      CPA(R):14 believes that the Investment Committee review process gives it a unique, competitive advantage over other unaffiliated net lease companies because of the substantial experience and perspective that the Investment Committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

      The following people serve on the Investment Committee:

      o George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) Programs for over 19 years.

      o Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

      o Nathaniel S. Coolidge previously served as Senior Vice President - Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing fixed income investments for Hancock, its affiliates and outside clients.

      o Lawrence R. Klein is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies. Dr. Klein serves as an alternate member of the Investment Committee

Asset Management

      CPA(R):14 believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

      Carey Property Advisors monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Carey Property Advisors reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, Carey Property Advisors periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

Holding Period

      CPA(R):14 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):14 shareholders. If CPA(R):14's common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CPA(R):14 will generally begin selling properties within ten years after the proceeds of the initial public offering are substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidation strategy which is likely to result in the greatest value for the shareholders.

Competition

      CPA(R):14 faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. CPA(R):14 also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. CPA(R):14 believes its management's experience in real estate, credit underwriting and transaction structuring will allow CPA(R):14 to compete effectively for office and industrial properties.

Environmental Matters

      Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste (collectively, "Hazardous Materials") releases on, under, in or from such property, and may be held liable to governmental entities or to third parties for certain damage and for investigation and cleanup costs incurred by such parties in connection with the release or threatened release of Hazardous Materials. Such laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of Hazardous Materials, and the liability under such laws has been interpreted to be joint and several under certain circumstances. CPA(R):14's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

      CPA(R):14 typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I assessments are performed by independent environmental consulting and engineering firms for all acquisitions. Where warranted, Phase II assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CPA(R):14 may acquire a property which is known to have had a release of Hazardous Materials in the past, subject to a determination of the level of risk and potential cost of remediation. CPA(R):14 normally requires property sellers to fully indemnify it against any environmental problem existing as of the date of purchase. Additionally, CPA(R):14 often structures its leases to require the tenant to assume most or all responsibility for environmental compliance or environmental remediation relating to the tenants operations and to provide that non-compliance with environmental laws is deemed a lease default. In certain instances, CPA(R):14 may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of CPA(R):14 providing the protection. Such a contractual arrangement does not eliminate CPA(R):14's statutory liability or preclude claims against CPA(R):14 by governmental authorities or persons who are not a party to such an arrangement. Contractual arrangements in CPA(R):14's leases may provide a basis for CPA(R):14 to recover from the tenant damages or costs for which CPA(R):14 has been found liable.

      CPA(R):14 operates in one industry segment, investment in net leased real property. For the year ended December 31, 1998, no lessee represented 10% or more of the total operating revenue of CPA(R):14.

Factors Affecting Future Operating Results

      The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") became effective in December 1995. The Act provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

      CPA(R):14 wishes to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," "seeks" or "plans" or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

      CPA(R):14's future results may be affected by certain risks and uncertainties including the following:

Single Tenant Leases Increases Exposure to Failure of Tenant

      We focus our acquisition activities on net leased real properties or interests therein. Due to the fact that our net leased real properties are leased to single tenants, the financial failure of or other default by a tenant resulting in the termination of a lease is likely to cause a reduction in the operating cash flow of CPA(R):14 and might decrease the value of the property leased to such tenant.

Dependence on Major Tenants

      Revenues from several of our tenants and/or their guarantors may constitute a significant percentage of our consolidated rental revenues. As of December 31, 1998, CPA(R):14 had seven tenants. Although the number of tenants will increase, a small number of tenants may continue to represent a significant percentage of revenues. The default, financial distress or bankruptcy of any of the tenants of such properties could cause interruptions in the receipt of lease revenues from such tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property. Upon the expiration of the leases that are currently in place with respect to these properties, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

We Can Borrow a Significant Amount of Funds

      We have incurred, and may continue to incur, indebtedness (secured and unsecured) in furtherance of our activities. Neither the certificate of incorporation, bylaws nor any policy statement formally adopted by the board of directors limits either the total amount of indebtedness or the specified percentage of indebtedness (based upon the total market capitalization of CPA(R):14) which may be incurred. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

Possible Inability to Refinance Balloon Payment on Mortgage Debt

      A significant number of the properties we leverage with debt will be subject to mortgages with balloon payments. Our ability to make such balloon payments will depend upon our ability either to refinance the mortgage related thereto, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A mortgage loan, obtained in March 1999, has a balloon payment scheduled in April 2009.

There are Uncertainties Relating to Lease Renewals and Re-letting of Space

      We will be subject to the risks that, upon expiration of leases, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our properties or if the rental rates upon such re-letting were significantly lower than current rates, our net income and ability to make expected distributions to our shareholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. Within the next five years our lease with Best Buy Co., Inc. is scheduled to expire. This lease represents 19% of our current annualized revenue.

Possible Liability Relating to Environmental Matters

      We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CPA(R):14:

      o Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

      o Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

      o Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

We May be Unable to Make Acquisitions on an Advantageous Basis

      The consummation of any future acquisition will be subject to satisfactory completion of our extensive analysis and due diligence review and to the negotiation of definitive documentation. There can be no assurance that we will be able to identify and acquire additional properties or that we will be able to finance acquisitions in the future. In addition, there can be no assurance that any such acquisition, if consummated, will be profitable for us. If we are unable to consummate the acquisition of additional properties in the future, there can be no assurance that we will be able to increase the cash available for distribution to our shareholders.

We May Suffer Uninsured Loss

      We require our tenants to carry comprehensive liability, fire, extended coverage on most of our properties, with policy specifications and insured limits customarily carried for similar properties. For those properties where a tenant is not required to obtain insurance, CPA(R):14 will obtain the appropriate insurance. However, there are certain types of losses (such as due to wars or acts of God) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition. We believe that the properties are adequately insured in accordance with industry standards.

Changes in Market Interest Rates Could Cause Our Stock Price to Go Down

      The trading prices of equity securities issued by real estate companies have historically been affected by changes in broader market interest rates, with increases in interest rates resulting in decreases in trading prices, and decreases in interest rates resulting in increases in such trading prices. An increase in market interest rates could therefore adversely affect the trading prices of any of our equity securities.

We Face Intense Competition

      The real estate industry is highly competitive. Our principal competitors include national REITs, many of which are substantially larger and have substantially greater financial resources than us.

The Value of our Real Estate is Subject to Fluctuation

      We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

            o     Adverse changes in general or local economic conditions;
            o Changes in supply of or demand for similar or competing properties;
            o     Changes in interest rates and operating expenses;
            o     Competition for tenants;
            o     Changes in market rental rates;
            o Inability to lease properties upon termination of existing leases;
            o     Renewal of leases at lower rental rates;
            o Inability to collect rents from tenants due to financial hardship, including bankruptcy;
            o Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
            o     Uninsured property liability;
            o     property damage or casualty losses;
            o Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and
            o Acts of God and other factors beyond the control of our management.

Our Systems May Not Be Year 2000 Compliant

      The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. CPA(R):14 has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its banks and transfer agent.

      CPA(R):14 and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, CPA(R):14, its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be substantially completed in the second quarter of 1999. CPA(R):14 and its affiliates have also engaged outside consultants experienced in diagnosing systems and software applications and addressing Year 2000 issues, and with the help of these consultants currently are remediating as necessary.

      At the same time, CPA(R):14, its Advisor, and affiliates are evaluating their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, CPA(R):14 commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the third quarter of 1999. This software has been designed to use four digits to define a year. Because CPA(R):14's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt CPA(R):14's administrative operations, the resulting disruptions would not likely have a material impact on CPA(R):14's results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. CPA(R):14's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to CPA(R):14's financial position. CPA(R):14's share of the estimated total cost of the Year 2000 project is expected to be approximately $146,000, of which $97,000 has been incurred to date.

      Although CPA(R):14 believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on CPA(R):14 . CPA(R):14 and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are CPA(R):14's bank and transfer agent. CPA(R):14's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

      CPA(R):14 contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, CPA(R):14 believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than CPA(R):14. The major risk to CPA(R):14 is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, CPA(R):14 may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

We Depend on Key Personnel for Our Future Success

      We depend on the efforts of the executive officers and key employees of Carey Property Advisors. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

      The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors we describe above list all material risks to CPA(R):14 any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the Securities and Exchange Commission.

Item 2. Properties.

      The following table provides certain information with respect to the Company's properties as of March 15, 1999:

                                                 Current     Rent
  Tenant/Guarantor               Square          Annual       Per               Ownership             Initial
Location of Properties           Footage        Rent (1)     Foot               Interest               Term
----------------------           -------        --------     ----               --------               ----
ETEC SYSTEMS, INC.               129,000                                   Ownership of an           May
    Hayward, CA                                                            interest in a limited     2014
    (under construction)                                                   liability company
                                                                           owning land and
                                                                           buildings

BURLINGTON MOTOR                 106,352         792,000      7.45         100%                      June
CARRIERS, INC.                                                                                       2018
    Daleville, IN

BEST BUY CO., INC.               102,470       1,741,990     17.00         100%                      January
    Torrance, CA                                                                                     2005

METAGENICS                        88,070                                   100%                      (3)
INCORPORATED
    San Clemente, CA
    (under construction)

THE BENJAMIN                     154,760         649,750      4.20         100%                      November
ANSEHL COMPANY                                                                                       2013
    St. Louis, MO

CONTRAVES                        146,103         643,750      4.41         100%                      November
BRASHEAR                                                                                             2013
SYSTEMS, L.P.
    Pittsburgh, PA

ADVANCED MICRO                   362,000       3,048,500     25.27 (2)     Ownership of a            December
DEVICES, INC.                                                              33 1/3% interest in       2018
    Sunnyvale, CA                                                          a limited liability
                                                                           company owning
                                                                           land and buildings

INTESYS                          243,370       1,137,375      9.35 (2)     Ownership of a 50%        February
TECHNOLOGIES, INC.                                                         interest in a limited     2019
    Gilbert, AZ                                                            liability company
                                                                           owning land and
                                                                           buildings

(1)   Does not include properties under construction.
(2) This figure represents the rent per square foot of the property when combined with rents payable to co-owners.
(3)   Twelve year term commencing at the end of the construction period.

Item 3. Legal Proceedings.

      As of the date hereof, CPA(R):14 is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted during the fourth quarter of the year ended December 31, 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      Information with respect to CPA(R):14's common equity is hereby incorporated by reference to page 19 of the Company's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

      Selected Financial Data are hereby incorporated by reference to page 1 of CPA(R):14's Annual Report contained in appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of CPA(R):14's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      At December 31, 1998, the Company had no long-term debt and had no other material exposure to market risk.

Item 8. Financial Statements and Supplementary Data.

      The following consolidated financial statements and supplementary data of CPA(R):14 are hereby incorporated be reference to pages 5 to 17 of CPA(R):14's Annual Report contained in Appendix A:

(i)   Report of Independent Accountants

(ii)  Consolidated Balance Sheets at December 31, 1997 and 1998.

(iii) Consolidated Statements of Operations for the period from Inception (June 4, 1997) to December 31, 1997 and for the year ended December 31, 1998.

(iv) Consolidated Statements of Shareholders' Equity for the period from Inception (June 4, 1997) to December 31, 1997 and for the year ended December 31, 1998.

(v) Consolidated Statements of Cash Flows for the period from Inception (June 4, 1997) to December 31, 1997 and for the year ended December 31, 1998.

(vi)  Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

      NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      This information will be contained in CPA(R):14's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

      This information will be contained in CPA(R):14's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of CPA(R):14's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      This information will be contained in CPA(R):14's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of CPA(R):14's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

      This information will be contained in CPA(R):14's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the CPA(R):14's fiscal year, and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Consolidated Financial Statements:

            The following consolidated financial statements are filed as a part of this Report:

      Report of Independent Accountants.

      Consolidated Balance Sheets, December 31, 1997 and 1998.

      Consolidated Statements of Operations for the period from Inception (June 4, 1997) to December 31, 1997 and the year ended December 31, 1998.

      Consolidated Statements of Shareholders' Equity for the period from Inception (June 4, 1997) to December 31, 1997and the year ended December 31, 1998.

      Consolidated Statements of Cash Flows for the period from Inception (June 4, 1997) to December 31, 1997 and the year ended December 31, 1998.

      Notes to Consolidated Financial Statements.

      The consolidated financial statements are hereby incorporated by reference to pages 5-17 of the Company's Annual Report contained in Appendix A.

      (a) 2. Financial Statements of Material Equity Investee:

      ET LLC

      Report of Independent Accountants.

      Balance Sheet, December 31, 1998.

      Statements of Income for the period from inception (February 2, 1998) to December 31, 1998.

      Statement of Members' Equity for the period from inception (February 2, 1998) to December 31, 1998.

      Statement of Cash Flows for the period from inception (February 2, 1998) to December 31, 1998.

      Notes to Financial Statements.

      Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1998 of ET LLC.

      The financial statements of material equity investees is contained herewith in Item 14 on page 23 of this Form 10-K.

      The separate financial statements of material equity investees have been audited as of December 31, 1998 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

      (a) 3. Financial Statement Schedule:

            The following schedules are filed as a part of this Report:

      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1998.

      Schedule III of Registrant is contained on pages 27 to 29 of this Form
      10-K.

      Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  ET LLC:

      In our opinion, the financial statements listed in the index appearing under Item 14(a)(2) on page 14 present fairly, in all material respects, the financial position of ET LLC at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the schedule of real estate and accumulated depreciation listed in the index appearing under Item 14(a)(2) on page 14 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership ("the Advisor"); our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 1999

                                     ET LLC
                                  BALANCE SHEET
                                December 31, 1998

                                                                        1998
                                                                        ----
                  ASSETS:

Land                                                                 $ 1,272,444
Buildings, net of accumulated depreciation
    as of $602,619                                                    53,948,529
Other assets                                                             756,848
                                                                     -----------
           Total assets                                              $55,977,821
                                                                     ===========
                  LIABILITIES:

Mortgage note payable                                                $14,729,468
Deferred acquisition fee payable to affiliate                          1,047,016
Other liabilities                                                        431,108
                                                                     -----------

           Total liabilities                                          16,207,592
                                                                     -----------
Members' equity                                                       39,770,229
                                                                     -----------
           Total liabilities and
               members' equity                                       $55,977,821
                                                                     ===========

The accompanying notes are an integral part of these financial statements.

                                     ET LLC
                               STATEMENT OF INCOME
      For the period from inception (February 2,1998) to December 31, 1998

                                                                         1998
                                                                         ----
Revenue:

    Rental income                                                     $2,723,365
                                                                      ----------
Expenses:

    Interest                                                             667,360
    Depreciation                                                         602,619
    Amortization                                                          10,982
    State and local taxes                                                    800
                                                                      ----------
                                                                       1,281,761
                                                                      ----------

           Net income                                                 $1,441,604
                                                                      ==========

The accompanying notes are an integral part of these financial statements.

                                     ET LLC
                          STATEMENT OF MEMBERS' EQUITY
      For the period from inception (February 2, 1998) to December 31, 1998

Capital contribution of assets,
    net of liabilities                                             $ 13,339,439

Capital contributions - cash                                         26,407,070

Distributions                                                        (1,417,884)

Net income                                                            1,441,604
                                                                   ------------
        Balance, December 31, 1998                                 $ 39,770,229
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                                     ET LLC
                             STATEMENT OF CASH FLOWS
      For the period from inception (February 2,1998) to December 31, 1998

                                                                       1998
                                                                       ----
Cash flows from operating activities:
   Net income                                                      $  1,441,604
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Depreciation and amortization                                        613,601
   Change in operating assets and liabilities, net                     (384,263)
                                                                   ------------

              Net cash provided by operating activities               1,670,942
                                                                   ------------

Cash flows from investing activities:
   Additional capitalized costs                                     (41,104,348)
                                                                   ------------

              Net cash used in investing activities                 (41,104,348)
                                                                   ------------

Cash flows from financing activities:
   Distributions paid                                                (1,417,884)
   Payments of mortgage principal                                      (270,532)
   Proceeds from issuance of mortgages                               15,000,000
   Deferred financing costs                                            (285,248)
   Capital contributions from partners                               26,407,070
                                                                   ------------

              Net cash provided by financing activities              39,433,406
                                                                   ------------

              Net increase in cash and cash equivalents                      --

Cash and cash equivalents, beginning of period                               --
                                                                   ------------

     Cash  and cash equivalents, end of period                     $         --
                                                                   ------------

Interest paid                                                      $    579,633
                                                                   ============
Schedule of noncash investing and financing activity:

At the inception of the Company, Corporate Property
Associates12 Incorporated contributed assets, net of liabilities with a net carrying cost of $ 13,339,439.

              Land and buildings contributed                       $ 13,672,228
              Liabilities, net of other assets                         (332,789)
                                                                   ------------
                                                                   $ 13,339,439
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                                     ET LLC

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Business:

      ET LLC (the "Company") was formed on February 2, 1998 for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. The Company's business consists of leasing land and buildings in Hayward, California to Etec Systems, Inc. As amended on February 2, 1998, the lease has an initial term through May 2014 with three five-year renewal options. Annual rent on the property is currently $2,988,000.

      In connection with the lease amendment, the Company and Etec entered into a construction agency agreement to fund up to $52,356,000 of new improvements including construction of a new building (the "Project II Improvements"). The Project II Improvements are scheduled to be completed during the second quarter of 1999. Assuming that the entire funding is used, annual rent applicable to the Project II improvements will be $5,726,987.

      The Company is owned by wholly-owned subsidiaries of Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated ("CPA(R):14"). Upon formation, CPA(R):12, through its wholly-owned subsidiary, made an initial contribution of the existing Etec properties and certain other assets, net of liabilities, all valued at historical cost, and CPA(R):14, through its wholly-owned subsidiary, made a commitment to fund 49.99% of Project II Improvements subject to certain conditions which have been met as of December 31, 1998. Pursuant to the Company's Membership Agreement, the CPA(R):14 subsidiary will have a 49.99% interest in the Project II Improvements only and CPA(R):12 will have all remaining interests.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies:

      Real Estate Leased to Others Under the Operating Method:

      Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the lease, and expenses (including depreciation) are charged to operations as incurred.

      Real Estate Leased Under Construction:

      For the property under construction, rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

      Depreciation:

      Depreciation is computed using the straight-line method over the estimated useful life of the properties - 40 years.

      Federal Income Taxes:

      The Company is a partnership for Federal and state income tax purposes. A partnership is not liable for federal income taxes as each partner recognizes his proportional share of the Partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

                         ET LLC INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

      3. Real Estate Leased to Others Accounted for Under the Operating Method:

      The scheduled minimum future rentals exclusive of renewals under the Company's noncancellable operating lease amount to approximately $5,851,000 in 1999 and $8,715,000 in each of the years 2000 through 2003 and aggregate $124,766,000 through 2014.

      4. Mortgage Note Payable:

      The Company's mortgage loan is a limited recourse obligation and is collateralized by an assignment of the lease and by real property with a carrying value of approximately $55,220,973 before accumulated depreciation. The mortgage note payable bears interest at the rate of 7.11% and fully amortizes in December 2013.

      Scheduled principal payments during each of the next five years following December 31, 1998 and thereafter are as follows:

                       1999                  $   570,695
                       2000                      612,621
                       2001                      657,626
                       2002                      705,938
                       2003                      757,797
                       Thereafter             11,424,791
                                             -----------
                         Total               $14,729,468
                                             ===========

      The Company has received a commitment for an additional $30,000,000 of limited recourse mortgage financing which will be available upon completion of the Project II Improvements.

6. Disclosure About Fair Value of Financial Instruments:

      The carrying amounts of cash and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

      The Partnership estimates that the fair value of its mortgage note payable at December 31, 1998 approximates the carrying value of such mortgage. The fair value of the mortgage notes payable was evaluated using a cash flow model with a discount rate that takes into account the credit of the tenant and interest rate risk.

                                     ET LLC
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1998


                                         Initial Cost to             Costs            Gross Amount at which Carried
                                             Company              Capitalized           at Close of Period  (b)(c)
                                     ------------------------    Subsequent to    ------------------------------------
    Description       Encumbrances      Land       Buildings    Acquisition (a)      Land       Buildings        Total
    -----------       ------------   ------------------------   ---------------   ------------------------------------
Operating Method:
 Office and
  research facility    $14,729,468   $1,272,444   $12,399,784     $42,151,364     $1,272,444   $54,551,148    $55,823,592

                                                             Life on which
                                                            Depreciation in
                                                             Latest Income
                           Accumulated                         Statement
    Description           Depreciation     Date Acquired      Is Computed
    -----------           ------------     -------------     -------------
Operating Method:
 Office and
  research facility         $602,619     February 16, 1995       40 yrs.

(a) Consists of costs of completion of construction and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.
(b) At December 31, 1998, the aggregate cost of real estate owned by the Partnership for Federal income tax purposes is $56,619,873.

                                       Reconciliation of Real Estate Accounted
                                           for Under the Operating Method
                                                  December 31, 1998
                                       ---------------------------------------
Contributed property                                   $13,672,228

Additions during period - cash                          42,151,364
                                                       -----------

Balance at close of period                             $55,823,592
                                                       ===========

                                      Reconciliation of Accumulated Depreciation
                                                   December 31, 1998
                                      ------------------------------------------
Balance at beginning of period

Depreciation expense for the period                       $602,619
                                                          --------
Balance at close of period                                $602,619
                                                          ========

      (a) 3. Exhibits:

            The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                            Method of
  No.        Description                                                            Filing
-------      -----------                                                           ---------
  3.1     Articles of Amendment and Restatement.                                   Exhibit 3(A) to Regis-
                                                                                   tration Statement (Form
                                                                                   S-11) No. 333-31437

  3.2     Amended Bylaws of Registrant.                                            Exhibit 3(B) to Regis-
                                                                                   tration Statement (Form
                                                                                   S-11) No. 333-31437

 10.1     Amended Advisory Agreement .                                             Exhibit 10(A)(2) to
                                                                                   Registration Statement
                                                                                   (Form S-11) No. 333-31437

 10.2     Lease Agreement dated July 27, 1998 by and between Best                  Exhibit 10.1 to Registrant's
          (CA) QRS 14-4, as Landlord, and Best Buy Co. Inc., as Tenants.           Form 8-K dated
                                                                                   February 2, 1999

 10.3     Lease Agreement dated February 3, 1998 by and between ESI                Exhibit 10.2 to Registrant's
          (CA) QRS 12-6 INC., as Landlord and Etec Systems, Inc.,                  Form 8-K dated
          as Tenants.                                                              February 2, 1999

 10.4     Lease Agreement dated July 29, 1998 by and between META                  Exhibit 10.3 to Registrant's
          (CA) QRS 14-16, as Landlord, and Metagenics Incorporated, as             Form 8-K dated
          Tenants.                                                                 February 2, 1999

 10.5     Lease Agreement dated July 30, 1998 by and between TRUCK                 Exhibit 10.4 to Registrant's
          (IN) QRS 14-3, INC., as Landlord, and Burlington Motor Carrier           Form 8-K dated
          Inc., as Tenants.                                                        February 2, 1999

 10.6     Lease Agreement dated November 24, 1998 by and between                   Exhibit 10.5 to Registrant's
          BAC  (MO) QRS 14-10, Inc., as Landlord, and The Benjamin                 Form 8-K dated
          Ansehl Co., as Tenants.                                                  February 2, 1999

 10.7     Lease Agreement dated December 22, 1998 by and between                   Exhibit 10.6 to Registrant's
          Conductor (CA) QRS 14-11, Inc., as Landlord, and Advance                 Form 8-K dated
          Micro Devices, Inc., as Tenants.                                         February 2, 1999

 10.8     Lease Agreement dated December 28, 1998 by and between                   Exhibit 10.7 to Registrant's
          CBS (PA) QRS 14-12, Inc., as Landlord, and Contraves                     Form 8-K dated
          Brashear Systems, L.P., as Tenants.                                      February 2, 1999

 21.1     Subsidiaries of Registrant as of March 24, 1999.                         Filed herewith

 23.1     Consent of PricewaterhouseCoopers LLP Dated March 5, 1999                Filed herewith

      (b) Reports on Form 8-K

            During the quarter ended December 31, 1998 the Registrant was not required to file any reports on Form 8-K.

      (c) Pursuant to Rule 701 of Regulation S-K, the use of proceeds through December 31, 1998 from the Company's offering of common stock which commenced February 2, 1996 (File # 33-99994) is as follows:

Shares registered:                                                    30,000,000

Aggregate price of offering amount registered:                      $ 30,000,000

Shares sold:                                                          11,817,901

Aggregated offering price of amount sold:                           $118,179,010

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of
   the issuer:                                                      $  1,780,105

Direct or indirect payments to others:                              $ 10,881,485

Net offering proceeds to the issuer after
   deducting expenses:                                              $105,517,420

Purchases of real estate:                                           $ 79,188,978

Working capital reserves:                                           $  1,181,790

Temporary investments in cash and cash
   equivalents:                                                     $ 25,146,652

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED a Maryland corporation


  03/25/99                         BY:     /s/ Steven M. Berzin
  --------                                 -------------------------------------
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

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


  03/25/99                         BY:     /s/ William P. Carey
  --------                                 -------------------------------------
    Date                                   William P. Carey
                                           Chairman of the Board and Director
                                           (Principal Executive Officer)


  03/25/99                         BY:     /s/ H. Augustus Carey
  --------                                 -------------------------------------
    Date                                   H. Augustus Carey
                                           President


  03/25/99                         BY:     /s/ William Ruder
  --------                                 -------------------------------------
    Date                                   William Ruder
                                           Director


  03/25/99                         BY:     /s/ George E. Stoddard
  --------                                 -------------------------------------
    Date                                   George E. Stoddard
                                           Director


  03/25/99                         BY:     /s/ Charles C. Townsend, Jr.
  --------                                 -------------------------------------
    Date                                   Charles C. Townsend, Jr.
                                           Director


  03/25/99                         BY:     /s/ Warren G. Wintrub
  --------                                 -------------------------------------
    Date                                   Warren G. Wintrub
                                           Director


  03/25/99                         BY:     /s/ Thomas E. Zacharias
  --------                                 -------------------------------------
    Date                                   Thomas E. Zacharias
                                           Director


  03/25/99                         BY:     /s/ Steven M. Berzin
  --------                                 -------------------------------------
    Date                                   Steven M. Berzin
                                           Executive Vice President, Chief Legal
                                           Officer and Chief Financial Officer
                                           (Principal Financial Officer)


  03/25/99                         BY:     /s/ Claude Fernandez
  --------                                 -------------------------------------
    Date                                   Claude Fernandez
                                           Executive Vice President and
                                           Chief Administrative Officer
                                           (Principal Accounting Officer)

To the Board of Directors of
Corporate Property Associates 14 Incorporated and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 5, 1999 appearing on page 5 of the 1998 Annual Report to Shareholders of Corporate Property Associates 14 Incorporated and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(3) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 1999

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                           Initial Cost to              Cost          Gross Amount at which Carried
                                                Company             Capitalized           at Close of Period (b)
                                          --------------------     Subsequent to      -----------------------------
     Description         Encumbrances     Land       Buildings    Acquisition (a)     Land      Buildings     Total
     -----------         ------------     ----       ---------    ---------------     ----      ---------     -----
Operating Method:

Trucking facility
 leased to Burlington
 Motor Carriers, Inc.                 $ 2,100,000   $ 5,439,267                   $ 2,100,000  $ 5,439,267  $ 7,539,267

Retail store leased to
 Bestbuy Co.                           13,059,980     6,933,851         35,266     13,059,980    6,969,117   20,029,097

Research and develop-
 ment facility leased
 to Metagenics, Inc.
 (under construction)                   2,390,000                   $1,956,355      2,390,000    1,956,355    4,346,355

Manufacturing facility
 leased to
 Benjamin Ansehl Co.                      849,000     5,172,000                       849,000    5,172,000    6,021,000

Manufacturing facility
 leased to
 Contraves Systems, L.P.                  620,000     6,186,283                       620,000    6,186,283    6,806,283
                                      -----------   -----------     ----------    -----------  -----------  -----------
                                      $19,018,980   $23,731,401     $1,991,621    $19,018,980  $25,723,022  $44,742,002
                                      ===========   ===========     ==========    ===========  ===========  ===========

                                                              Life on which
                                                               Depreciation
                                                                 in Latest
                                                                Statement of
                            Accumulated                           Income
     Description           Depreciation   Date Acquired         is Computed
     -----------           ------------   -------------         -----------
Operating Method:

Trucking facility
 leased to Burlington
 Motor Carriers, Inc.       $ 73,657      June 29, 1998           40 yrs.

Retail store leased to
 Bestbuy Co.                  79,714      July 28, 1998           40 yrs.

Research and develop-
 ment facility leased
 to Metagenics, Inc.
 (under construction)                     July 29, 1998           40 yrs.

Manufacturing facility
 leased to
 Benjamin Ansehl Co.          16,162      November 24, 1998       40 yrs.

Manufacturing facility
 leased to
 Contraves Systems, L.P.       6,444      December 28, 1998       40 yrs.
                            --------
                            $175,977
                            ========

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

(a) Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) At December 31, 1998, the aggregate cost of real estate owned by CPA(R):14 and its subsidiaries for Federal income tax purposes is $44,742,002.

(c)

                                Reconciliation of Real Estate Accounted
                                    for Under the Operating Method

                                              December 31,
                                                  1998
                                                  ----
Balance at beginning
         of year

Additions                                     $44,742,002

                                              -----------
Balance at close of year                      $44,742,002
                                              ===========

                             Reconciliation of Accumulated Depreciation

                                              December 31,
                                                  1998
                                                  ----
Balance at beginning
         of year

Depreciation expense                             $175,977

                                                 --------
Balance at close of year                         $175,977
                                                 ========

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                AND SUBSIDIARIES

                                                         1998 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In thousands except per share and share amounts)

                                                    1997 (1)             1998
                                                    --------             ----
OPERATING DATA:

Revenues                                                                  $2,209

Net (loss) income                                      ($12)               1,058

Basic earnings per share                               (.61)                 .25

Dividends paid (2)                                                         1,324

Dividends declared per share                                                 .47

Weighted average
   Shares outstanding - basic                        20,000            4,273,311

BALANCE SHEET DATA:

Total assets                                            200              107,956

Long-term obligations (3)                                                  1,629

(1)   For the period from inception (June 4, 1997) through December 31, 1997.
(2)   The Company paid its first dividend in July 1998.
(3) Represents deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

            Overview

            The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for 1998. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe our future plans, strategies and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by these forward looking statements. Accordingly, this information should not be regarded as representations that the results or condition described in these statements or objectives and plans will be achieved.

            Corporate Property Associates 14 Incorporated was formed in 1997 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In December 1997, we commenced a public offering of common stock at $10 per share on a "best efforts" basis for up to 30,000,000 shares ($300,000,000). As of December 31, 1998, we had issued 11,817,901 shares ($118,179,010).

            We are using the proceeds from the public offerings, and intend to use limited recourse mortgage financing, to purchase properties and enter into long-term net leases with corporate tenants. A net lease is structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index or, for retail properties, provide for additional rents based on sales in excess of a specified base amount.

            Our primary objectives are to provide rising cash flow and property values, protecting our investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, we have successfully negotiated grants of common stock warrants from selected tenants and expect to realize the benefits of appreciation from those grants. We cannot guarantee that our objectives will be ultimately achieved.

            The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of our portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing our ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking favorable limited recourse mortgage financing opportunities.

            Financial Condition

            We are using the net proceeds from our offering (except for approximately 1% to establish a working capital reserve) along with limited recourse mortgage financing to purchase a diversified portfolio of commercial and industrial real estate and enter into long-term leases with corporate tenants on a net lease, single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property in order to limit our exposure to the effects of increases in real estate taxes and property maintenance and insurance costs. Our leases, which we expect to have initial lease terms of 15 to 25 years, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of December 31, 1998, we have raised over $105,700,000, net of costs, and had used approximately $79,189,000 to purchase real estate and interests in two single purpose entities formed with affiliates that have purchased real estate and entered into net leases. The affiliates have the same investment objectives as us. Since December 31, 1998, the Company has issued an additional 4,190,272 shares of common stock ($41,902,720) and invested an additional $17,445,000 in real estate.

            We have devoted a substantial portion of our resources to build-to-suit projects because CPA(R):14's Advisor, Carey Property Advisors, has concluded that they should provide a much better return on investment than many other opportunities being evaluated by our Advisor. To date, we have has entered into build-to-suit commitments in connection with our lease with Metagenics Incorporated for a property in San Clemente, California and a building in Hayward, California leased to Etec Systems, Inc. that we own with an affiliate through an interest in a limited liability company. Remaining costs on the Metagenics property are $7,152,000, The Etec project is expected to be completed during the quarter ended June 30, 1999. We have funded $26,970,000 towards our 49.99% interest in the Etec project. Our equity contribution for the Etec project, which is expected to be completed in May 1999, will be approximately $11,178,000 after proceeds from a mortgage commitment on the property are distributed. After completion of the Etec project, our share of annual cash flow (rents less mortgage debt service) from this investment is expected to be approximately $1,234,000. In addition, our share of the annual cash flow from our investment with two affiliates in a property in Sunnyvale, California net leased to Advanced Micro Devices, Inc. is $1,066,000. The Advanced Micro Devices property was purchased in December 1998.

            We intend to use the cash flow from our net leases to fund quarterly dividends at an increasing rate, and pay debt service installments on limited recourse mortgage debt. For 1998, cash flow from operations of $1,706,000 was sufficient to pay quarterly dividends of $1,324,000. We entered into our first net lease in June 1998 and paid our first quarterly dividend in July 1998. We did not obtain any mortgage financing in 1998.

            In connection with the purchase of our properties, we require the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us fully from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. We also attempt to negotiate lease provisions to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matters would not have a material adverse effect on our financial condition, liquidity or results of operations.

            The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. We have no computer systems of our own, but are dependent upon the systems maintained by an affiliate of our Advisor and certain other third parties including our banks and transfer agent.

            We along with our affiliates are actively evaluating our readiness relating to the Year 2000 issue. In 1998, our Advisor, and its affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be substantially completed in the second quarter of 1999. Our affiliates have also engaged outside consultants experienced in diagnosing systems and software applications and addressing Year 2000 issues, and with the help of these consultants currently are remediating as necessary.

            At the same time, our Advisor and its affiliates are evaluating their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, we along with our affiliates commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace their existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the third quarter of 1999. This software has been designed to use four digits to define a year. Because our primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of our Advisor and its affiliates to correct fully Year 2000 issues could disrupt our administrative operations, the resulting disruptions would not likely have a material impact on our results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. Our share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to our financial position. Our share of the estimated total cost of the Year 2000 project is expected to be approximately $25,000, none of which has been paid to date.

            Although we believe that we will address our internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on us. We have identified our critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are our bank and transfer agent. Our operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

            We have contacted each of our lessees regarding Year 2000 readiness and have emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, we believe that the risks and costs of upgrading systems related to operations of the buildings that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than by us. Our major risk is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In this event, we may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

            Results of Operations

            Our results of operations for 1998 are not comparable with the results for 1997. During 1997, we had no real estate operations and had no revenues. The commencement of our public offering did not begin until December, 1997. During 1998, we issued our initial shares of common stock pursuant to the common stock offering, and purchased our first property in June 1998. The trend of acquisitions activity started to accelerate during the fourth quarter of 1998 and thereafter. The results for 1998, therefore, are not representative of results for future periods. Results for future periods will reflect increases in lease revenues, equity income, depreciation, and general and administrative and property expenses as our portfolio of properties increases and the full year's effect of 1998 transactions are reflected in the results of operations. When we obtain limited recourse mortgage loans on our properties, mortgage interest will also be a significant expense. Use of limited recourse mortgage financing is intended to limit risk as the lender has recourse only to the property collateralizing such debt and not to any of our other assets. We obtained our first limited recourse mortgage loan in March 1999.

            During the offering period, interest income is likely to increase as we will invest funds in money market instruments while we are evaluating potential real estate purchases. Interest income will eventually decrease and will not be a significant component of revenues after the net offering proceeds are fully invested in real estate.

            Generally accepted accounting principles require that construction period rents on build-to-suit projects be recorded as a reduction of cost rather than rental income. As a result, rents on build-to-suit projects are not currently being reflected in income or cash flow from operations even though we believe that these projects provide an economic return on our investment during the construction period. The results for 1998, therefore, did not reflect earnings from our investments in the Metagenics or Etec projects. If the number of build-to-suit projects represents a significant percentage of our investment during our initial acquisitions stage, net income will accordingly be adversely effected on a short-term basis. We believe that the return on investment on our build-to-suit projects will produce long-term returns that are superior to those of other opportunities that we have evaluated.

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. We believe adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Corporate Property Associates 14 Incorporated and Subsidiaries:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and Subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from inception (June 4, 1997) to December 31, 1997 and the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 1999

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1998

                                                     1997           1998
                                                     ----           ----
         ASSETS:

Real estate leased to others:
    Accounted for under the
        operating method
           Land                                                $  19,018,980
           Buildings                                              25,723,022
                                                               -------------
                                                                  44,742,002
           Accumulated depreciation                                  175,977
                                                               -------------
                                                                  44,566,025
Equity investments                                                36,097,004
Cash and cash equivalents                         $ 200,000       26,747,058
Other assets                                                         545,842
                                                  ---------    -------------

           Total assets                           $ 200,000    $ 107,955,929
                                                  =========    =============

         LIABILITIES:

Accounts payable to affiliates                    $   4,255    $     537,874
Accounts payable and accrued expenses                 8,000          169,735
Prepaid rental income and security deposits                          343,767
Deferred acquisition fees payable to affiliate                     1,628,828
Dividends payable                                                  1,365,622
                                                  ---------    -------------
           Total liabilities                         12,255        4,045,826
                                                  ---------    -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
    40,000,000 shares; issued and
    outstanding, 20,000 and 11,837,901 shares
    at December 31, 1997 and 1998                        20           11,838
Additional paid-in capital                          199,980      105,705,582
Dividends in excess of accumulated earnings         (12,255)      (1,643,957)
                                                  ---------    -------------
                                                    187,745      104,073,463
Less, treasury stock at cost, 16,900 shares
   at December 31, 1998                                             (163,360)
                                                  ---------    -------------

           Total shareholders' equity               187,745      103,910,103
                                                  ---------    -------------
           Total liabilities and
               shareholders' equity               $ 200,000    $ 107,955,929
                                                  =========    =============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of OPERATIONS

       For the period from Inception (June 4, 1997) to December 31, 1997 and the year ended December 31, 1998

                                                     1997         1998
                                                   --------    ----------
Revenues:

   Rental income                                               $1,296,441
   Other interest income                                          912,759
                                                               ----------
                                                                2,209,200
                                                               ----------
Expenses:
   Interest expense                                                20,745
   Depreciation                                                   175,977
   General and administrative                      $ 12,255       702,828
   Property expense                                               272,582
                                                   --------    ----------
                                                     12,255     1,172,132
                                                   --------    ----------

      (Loss) income before income from
         equity investments                         (12,255)    1,037,068

Income from equity investments                                     21,200
                                                   --------    ----------

          Net (loss) income                        $(12,255)   $1,058,268
                                                   ========    ==========

Basic (loss) income per share                      $   (.61)   $      .25
                                                   ========    ==========

Weighted average shares outstanding - basic          20,000     4,273,311
                                                   ========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                        STATEMENT of SHAREHOLDERS' EQUITY

       For the period from Inception (June 4, 1997) to December 31, 1997 and the year ended December 31, 1998

                                                                   Dividends in
                                                   Additional        Excess of
                                      Common         Paid-in        Accumulated       Treasury
                                       Stock         Capital          Earnings          Stock           Total
                                      --------    -------------    -------------     ----------     -------------
20,000 shares issued
  $.001 par, at $10 per share         $     20    $     199,980                                     $     200,000

Net loss                                                           $     (12,255)                         (12,255)
                                      --------    -------------    -------------                    -------------

Balance at December 31, 1997                20          199,980          (12,255)                         187,745

11,817,901 shares issued
  $.001 par, at $10 per share, net
      of offering costs                 11,818      105,505,602                                       105,517,420

Dividends declared                                                    (2,689,970)                      (2,689,970)

Purchase of treasury stock,
    16,900 shares                                                                    $ (163,360)         (163,360)

Net income                                                             1,058,268                        1,058,268
                                      --------    -------------    -------------     ----------     -------------

Balance at December 31, 1998          $ 11,838    $ 105,705,582    $  (1,643,957)    $ (163,360)    $ 103,910,103
                                      ========    =============    =============     ==========     =============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS

       For the period from Inception (June 4, 1997) to December 31, 1997 and the year ended December 31, 1998

                                                               1997           1998
                                                               ----           ----
Cash flows from operating activities:
  Net (loss) income                                          $(12,255)   $   1,058,268
  Adjustments to reconcile net (loss) income
      to net cash provided by operating activities:
      Depreciation                                                             175,977
      Straight-line rent adjustments                                           (65,686)
      Income from equity investments                                           (21,200)
      Change in operating assets and liabilities, net (a)      12,255          558,965
                                                             --------    -------------

           Net cash provided by operating activities               --        1,706,324
                                                             --------    -------------

Cash flows from investing activities:
  Purchase of equity investments, net (b)                                  (35,440,551)
  Purchases of real estate and other
      capitalized costs, net (b)                                           (43,748,427)
                                                             --------    -------------
        Net cash used in investing activities                      --      (79,188,978)
                                                             --------    -------------

Cash flows from financing activities:
  Proceeds from stock issuance, net of costs                  200,000      105,517,420
  Dividends paid                                                            (1,324,348)
  Purchase of treasury stock                                                  (163,360)
                                                             --------    -------------
           Net cash provided by financing activities          200,000      104,029,712
                                                             --------    -------------

           Net increase in cash and cash equivalents          200,000       26,547,058

Cash and cash equivalents, beginning of period                     --          200,000
                                                             --------    -------------

Cash and cash equivalents, end of period                     $200,000    $  26,747,058
                                                             ========    =============

Supplemental Disclosure of noncash investing activities:

(a) Excludes changes in accounts payable and accrued expenses and accounts payable to affiliates balances that relate to the raising of capital
      (financing activities) rather than the Company's real estate operations.

(b)   Deferred acquisition fee payable to affiliate                      $   1,628,828
                                                                         =============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

      Basis of Consolidation

            The consolidated financial statements include the accounts of Corporate Property Associates 14 Incorporated and its wholly-owned subsidiaries (collectively, the "Company"). All material inter-entity transactions have been eliminated.

      Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates will relate to the assessment of recoverability of real estate assets and investments. Actual results could differ from those estimates.

      Real Estate Leased to Others:

            Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

            The leases are accounted for under the operating and direct financing methods as described below:

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

            The Company assesses the recoverability of its real estate assets and investments, including residual interests based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets will be adjusted to their estimated fair value.

            Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years.

            Substantially all of the Company's leases for either scheduled rent increases or periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI").

            For properties under construction, interest charges will be capitalized rather than expensed and rentals received will be recorded as a reduction of capitalized project (i.e., construction) costs.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

      Equity Investments:

            The Company's interests in two limited liability companies in which its ownership interests are 50% or less are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

      Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 1998, the Company's cash and cash equivalents were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

      Offering Costs:

            Costs incurred in connection with the raising of capital through the sale of common stock will be charged to shareholders' equity upon the issuance of shares.

      Other Assets:

            Included in other assets is deferred rental income which is the aggregate difference for operating leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis.

      Treasury Stock:

            Treasury stock is recorded at cost

      Deferred Acquisition Fees:

            Fees are payable for services provided by Carey Property Advisors (the "Advisor") to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to .25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the 2%/25% Guidelines (see Note 3).

      Earnings Per Share:

            The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

      Federal Income Taxes:

            The Company qualifies as a Real Estate Investment Trust ("REIT") for the year ended December 31, 1998. The Company is not subject to Federal income taxes, provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions necessary to retain REIT status.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

      Operating Segments

            The Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131, effective for fiscal years beginning after December 15, 1997, establishes accounting standards for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the definition of an operating segment in SFAS No. 131, the Company has concluded that it engages in a single operating segment.

2.    Organization and Offering:

            The Company was formed on June 4, 1997 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by The Advisor. The Advisor will be entitled to certain incentive fees in the event of the liquidation of the Company, subject to certain conditions.

            A maximum of 30,000,000 Shares are being offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per Share. Sale of the Shares to the public commenced on December 11, 1997. Through December 31, 1998, 11,817,901 Shares were issued for $118,179,010.

            On June 30, 1997, the Advisor purchased 20,000 shares of common stock ("Shares") for $200,000 and became the initial shareholder of the Company.

            In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received acquisition fees of $581,726 in 1998.

3.    Transactions with Related Parties:

            The Company has entered into an advisory agreement with the Advisor pursuant to which the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. The Advisor and certain affiliates will receive fees and compensation in connection with the offering and the operation of the Company as described in the Prospectus of the Company.

            In 1998, an affiliate of the Company received structuring and development fees of $1,454,315. Fees are only paid in connection with completed transactions. The affiliate is also entitled to receive deferred acquisition fees of $1,628,828 over a period of no less than eight years.

            The Company's interests in properties jointly held with affiliates range from 33 1/3% to 50%. Ownership interests in two limited liability companies owned with affiliates, are accounted for under the equity method as such ownership interest is 50% or less. The Company will account for any individual interests in assets and liabilities relating to tenants-in-common interests on a proportional basis.

            The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Prospectus of the Company. Until 7% cumulative rate of cash flow from operations, as defined in the Prospectus, is achieved, the Advisor will not be entitled to receive the performance fee. The Company, however, is recognizing performance fee expense currently. At such time as the Advisor is entitled to receive

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

            the performance fee, the Advisor will have the option of receiving such fee in cash or restricted shares of the Company. As of December 31, 1998, the cumulative return criterion had not been achieved. For the year ended December 31, 1998, the Company incurred asset management fees of $129,746. Performance fees were in like amount. General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services. For the year ended December 31, 1998 general and administrative reimbursements were $370,000. No fees or reimbursements were incurred in 1997.

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

4.    Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $3,827,000 in 1999; $4,015,000 in 2000; $4,032,000 in each of the years 2001 through 2003 and aggregate approximately $46,410,000 through 2018.

            No contingent rents were realized in 1998.

5.    Dividends Payable:

            A dividend of $.00175 per share per day ($1,365,622) in the period from October 1, 1998 through December 31, 1998 was declared in December 1998 and was paid in January 1999.

6.    Commitments and Contingencies:

            The Company is liable for certain expenses of the offering described in the Prospectus of the Company, including but not limited to filing, legal, accounting, printing and escrow fees, which are being deducted from the gross proceeds of the offering and are presently estimated to aggregate a maximum of $10,500,000 assuming the sale of 30,000,000 shares. The Company will also be liable for selling commissions of up to $0.65 (6.5%) per share sold except for any shares sold to the Advisor, its Affiliates, the selected dealers or any of their employees for their own accounts. The Company is reimbursing Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of sales, wholesaling services and information meetings of Carey Financial's employees relating to the offering. To the extent, if any, that all offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the offering, such excess will be reimbursed to the Company by the Advisor.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.    Lease Revenues:

            The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. For the year ended December 31, 1998, the financial reporting sources are as follows:

            Per Statements of Income
               Rental income                       $1,296,441
            Adjustment:
               Share of lease revenues from
                 equity investment                     84,672
                                                   ----------
                                                   $1,381,113
                                                   ==========

            In 1998, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligations:

                                                                        %
                                                                       ---
            Best Buy Co. Inc.                      $  824,582           60%
            Burlington Motor Carriers, Inc.           398,200           29
            Advanced Micro Devices, Inc.               84,672            6
            The Benjamin Ansehl Company                66,607            5
            Contraves Brashear Systems, L.P.            7,052
                                                   ----------          ---
                                                   $1,381,113          100%
                                                   ==========          ===

8.    Acquisitions of Real Estate:

      The Benjamin Ansehl Company

            On November 24, 1998, the Company purchased land and a building in St. Louis, Missouri for $6,021,000 and entered into a net lease agreement with The Benjamin Ansehl Company ("Benjamin"). The lease has a term of fifteen years through November 30, 2013 with no renewal terms. The lease provides for annual rent of $649,750, with rent increases every two years based on a formula indexed to increases in the CPI.

            In connection with the purchase of the property, the Company received warrants to purchase 2,064 shares of common stock of Benjamin at an exercise price of $26.738 per share. The warrant agreement also provides the Company the right to make a cashless exercise for fewer shares. The exercise period for the warrants is the entire term of the lease and the warrant agreement provides for the Company to sell the warrants back to Benjamin under certain circumstances.

      Contraves Brashear System L.P.

            On December 28, 1998, the Company purchased land and building in Pittsburgh, Pennsylvania for $6,806,000 and entered into a net lease agreement with Contraves Brashear Systems L.P. ("Contraves").

            The Contraves lease provides for an initial lease term of fifteen years through December 31, 2013 followed by two five-year renewal terms. Annual rent is initially $643,750 with rent increases every three years based on a formula indexed to increases in the CPI, capped at 9.27% for each rent increase. The lease also provides for a purchase option exercisable during the final six months of the initial lease term at an exercise price the greater of (i) fair market value, as defined, and (ii) the Company's acquisition cost for the property plus any prepayment premium that would be due on a mortgage loan on the property.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

            On March 22 , 1999, the Company obtained $4,225,000 of limited recourse mortgage financing collateralized by the Contraves property and the assignment of the Contraves lease. The mortgage loan provides for monthly payments of interest and principal of $31,222 at an annual interest rate of 7.5% based on a 25-year amortization schedule. The loan matures on April 1, 2009 with a balloon payment due of approximately $3,358,000.

9.    Equity Investments:

      Etec Systems, Inc.

            In February 1995, Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate purchased land and buildings in Hayward, California for $11,860,000 and entered into a net lease with Etec Systems, Inc. ("Etec"). In February 1998, CPA(R):12 entered into a series of transactions including paying off the existing limited recourse mortgage loan of the Etec property, purchasing additional improvements at the Etec property, entering into a commitment and construction agency agreement to fund additional improvements ("Project II") of up to $52,356,000, amending the existing lease with Etec and transferring ownership of the Etec property to a limited liability company in which the Company acquired an ownership interest. Under the limited liability agreement, the Company will have a 49.99% interest in the Project II improvements only, and CPA(R):12 will not be obligated to share any of the economic benefits from the existing buildings with the Company. The limited liability company, has received a commitment of $30,000,000 of limited recourse financing for the Project II improvements that will be made available upon the completion of construction. The Company has funded approximately $26,970,000 towards its interest in the Project II improvements. The Company's equity contribution, after proceeds from the mortgage are distributed, is expected to be approximately $11,178,000.

            The Etec lease, as amended, has an initial term through May 2014 with three five-year renewal terms at Etec's option. After completion of the additional improvements, assuming that the entire funding commitment is needed, annual rent applicable to the Project II improvements will be $5,727,000 with increases every three years based on increases in the CPI. The commitment for limited recourse mortgage financing provides for monthly payments of principal and interest of $271,495 at an interest rate of 7.11% based on a twenty-year amortization schedule. The Company share of annual cash flow (rent less mortgage debt service) is expected to approximate $1,234,000.

      Advanced Micro Devices, Inc.

            On December 22, 1998, the Company and two of its affiliates, Carey Institutional Properties Incorporated ("CIP") and CPA(R):12, through a newly-formed limited liability company, Delaware Chip LLC ("Chip"), purchased land and a building in Sunnyvale, California and entered into a net lease agreement with Advanced Micro Devices, Inc. ("AMD"). The purchase price of the property was $95,287,958 of which $68,250,000 was financed by limited recourse debt. The Company, CIP and CPA(R):12 each own a 33 1/3% interest in Chip.

            The AMD lease provides for an initial lease term of twenty years through December 2018 with two ten-year renewal terms at AMD's option. Annual rent is $9,145,500, with rent increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI"). The $68,250,000 limited recourse mortgage loan is collateralized by a deed of trust on the property and an assignment of the lease. The loan bears interest at an annual interest rate of 7.78% with monthly principal and interest payments based on a 30-year amortization schedule. The loan matures in January 2009, when a balloon payment will be due.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

Summarized financial information of the Company's equity investees is as follows:

                  (In thousands)
                                                                     1998
                                                                     ----
ET LLC

                  Assets                                            $55,977
                  Liabilities                                        16,207
                  Capital                                            38,770

                  Revenues                                            2,723
                  Expenses                                            1,281
                  Net income                                          1,442

Chip

                  Assets                                            $91,350
                  Liabilities                                        68,251
                  Capital                                            23,099

                  Revenues                                              254
                  Expenses                                              185
                  Net income                                             69

10.   Subsequent Event:

            On February 3, 1999, the Company and CPA(R):12, each acquired 50% ownership interests in a newly formed limited liability company, and purchased land and building in Gilbert, Arizona for $23,560,000 and entered into a with a net lease with Intesys Technologies, Inc. ("Intesys").

            The Intesys lease has an initial term of twenty years with two ten-year renewal terms at the option of Intesys. The lease provides for annual rent payments of $2,274,750 with rent increases every three years based on a formula indexed to the increase in the CPI, with any single increase capped at 9%.

11.   Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            In conjunction with its leases with Burlington Motor Carriers, Inc. and the Benjamin Ansehl Company, the Company was granted warrants that will allow the company to purchase common stock of the tenant company at a stated price. Because the tenant companies are not publicly traded companies, the warrants were judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes that it is not practicable to estimate the fair value of its stock warrants for closely-held companies.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.   Accounting Pronouncement:

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company believes that SFAS No. 133 will not have a material impact on the consolidated financial statements

PROPERTIES
--------------------------------------------------------------------------------

NAME OF LEASE                                                TYPE OF OWNERSHIP
   OBLIGOR           TYPE OF PROPERTY        LOCATION             INTEREST
-------------        ----------------        --------        -----------------
ETEC SYSTEMS, INC.   Office/Manufacturing    Hayward,        Ownership of a 49.99% interest
                     Facilities              California      in a building under construction
                     (under construction)    (under          and owned through an interest
                                             construction)   in a limited liability company (1)

BURLINGTON MOTOR     Trucking Facility       Daleville,      Ownership of land and building
CARRIERS, INC.                               Indiana

BEST BUY CO., INC.   Retail Store            Torrance,       Ownership of land and building
                                                             California

METAGENICS           Research and            San Clemente,   Ownership of land and building
INCORPORATED         Development Facility    California
                     (under construction)

THE BENJAMIN         Manufacturing           St. Louis,      Ownership of land and building
ANSEHL COMPANY       Facility                Missouri

CONTRAVES BRASHEAR   Manufacturing           Pittsburgh,     Ownership of land and building
SYSTEMS, L.P.(1)     Facility                Pennsylvania

ADVANCED MICRO       Manufacturing           Sunnyvale,      Ownership of a 33 1/3%
DEVICES, INC.        Facility                California      interest in a limited liability
                                                             company owning land and
                                                             buildings (1)

INTESYS              Manufacturing           Gilbert,        Ownership of a 50% interest
TECHNOLOGIES, INC.   Facility                Arizona         in a limited liability company
                                                             owning land and buildings (1)

(1) This property is encumbered by a mortgage note payable.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

            Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company. As of December 31, 1998, there were 4,992 holders of record of the Shares of the Company.

            The Company is required to distribute annually its Distributable REIT Taxable Income, as defined in the Prospectus, to maintain its status as a REIT. Quarterly dividends paid by the Company in 1998 are as follows:

                  First quarter                       --
                  Second quarter                      --
                  Third quarter                  .147560
                  Fourth quarter                 .159528
                                                --------
                                                $.307088
                                                ========

            Dividends paid to shareholders may consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the year ended December 31, 1998, dividends paid as reported for tax purposes consisted solely of 100% ordinary income.

REPORT ON FORM 10-K
--------------------------------------------------------------------------------

            The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

                                EXHIBIT INDEX




EXHIBIT   DESCRIPTION                                                              METHOD OF
NO.                                                                                FILING


 21.1     Subsidiaries of Registrant as of March 24, 1999.                         Filed herewith

 23.1     Consent of PricewaterhouseCoopers LLP Dated March 5, 1999                Filed herewith

 27       Financial Data Schedule                                                  Filed herewith