Form 10-Q
period 1999-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 1999-05-12
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 1999

                                       of

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


CPA(R):14 has no active market for common stock at May 10, 1999. 16,003,273 shares of common stock, $.001 Par Value outstanding at May 10, 1999.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX



                                                                        Page No.

 PART I

 Item 1. -  Financial Information*

            Condensed Consolidated Balance Sheets, March 31, 1999
            and December 31, 1998                                           2

            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1998 and 1999                      3

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1998 and 1999                      4

            Notes to Condensed Consolidated Financial Statements           5-7



 Item 2. -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8-9



 PART II -  Other Information

Item 3A. -  Quantitative and Qualitative Disclosures About Market Risk     10


Item 4. -   Submission of Matters to a Vote of Security Holders            10


 Item 6. -  Exhibits and Reports on Form 8-K                               10


 Signatures                                                                11


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              December 31,        March 31,
                                                                                 1998                1999
                                                                             -------------      -------------
                                                                                (Note)           (Unaudited)
         ASSETS:
Land and buildings, net of accumulated
   depreciation of $175,977 at December 31, 1998
   and $330,967 at March 31, 1999                                            $  44,566,025      $  54,249,633
Equity investments                                                              36,097,004         62,602,394
Cash and cash equivalents                                                       26,747,058         32,494,268
Other assets                                                                       545,842          1,903,308
                                                                             -------------      -------------

           Total assets                                                      $ 107,955,929      $ 151,249,603
                                                                             =============      =============


         LIABILITIES:


Limited recourse mortgage note payable                                                          $   4,225,000
Accounts payable to affiliates                                               $     537,874            967,453
Accounts payable and accrued expenses                                              169,735             89,870
Deferred acquisition fees payable to affiliate                                   1,628,828          2,298,578
Dividends payable                                                                1,365,622          2,049,523
Prepaid rental income and security deposits                                        343,767            564,767
                                                                             -------------      -------------
           Total liabilities                                                     4,045,826         10,195,191
                                                                             -------------      -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000 shares; issued and outstanding, 11,837,901 and 16,028,173 shares at
    December 31, 1998 and March 31, 1999                                            11,838             16,028
Additional paid-in capital                                                     105,705,582        143,968,477
Distributions in excess of accumulated earnings                                 (1,643,957)        (2,691,533)
                                                                             -------------      -------------
                                                                               104,073,463        141,292,972


Less treasury stock at cost, 16,900 and 24,900
    shares at December 31, 1998 and March 31, 1999                                (163,360)          (238,560)
                                                                             -------------      -------------
           Total shareholders' equity                                          103,910,103        141,054,412
                                                                             -------------      -------------
           Total liabilities and
               shareholders' equity                                          $ 107,955,929      $ 151,249,603
                                                                             =============      =============


The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS (UNAUDITED)



                                                                     For the Three Months
                                                                        Ended March 31,
                                                                 ----------------------------
                                                                     1998            1999
                                                                 -----------      -----------
Revenues:
   Rental income                                                                  $ 1,020,158
   Other interest income                                                              253,306
                                                                 -----------      -----------
                                                                          --        1,273,464
                                                                 -----------      -----------

Expenses:
   Interest                                                                            35,179
   Depreciation and amortization                                                      155,422
   General and administrative                                    $   116,629          164,333
   Property expenses                                                                  249,505
                                                                 -----------      -----------
                                                                     116,629          604,439
                                                                 -----------      -----------

         (Loss) income before income from equity investments        (116,629)         669,025

   Income from equity investments                                                     332,922
                                                                 -----------      -----------
         Net (loss) income                                       $  (116,629)     $ 1,001,947
                                                                 ===========      ===========


Basic (loss) earnings per share                                  $     (5.83)     $       .08
                                                                 ===========      ===========

Weighted average shares outstanding - basic                           20,000       12,608,497
                                                                 ===========      ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)



                                                              For the Three Months
                                                                 Ended March 31,
                                                         ------------------------------
                                                             1998              1999
                                                         ------------      ------------
Cash flows from operating activities:
  Net (loss) income                                      $   (116,629)     $  1,001,947
  Adjustments to reconcile net (loss) income
     to net cash provided by operating activities:
      Depreciation and amortization                                             155,422
      Straight-line adjustments                                                 (53,207)
      Increase in other assets                                (67,467)         (561,049)
      Increase (decrease) in accounts payable and
        accrued expenses                                      164,596           (79,865)
      Increase in accounts payable to affiliates               19,500            54,030
      Increase in prepaid rental income and
        security deposits                                                       221,000
                                                         ------------      ------------
           Net cash provided by operating activities               --           738,278
                                                         ------------      ------------

Cash flows from investing activities:
  Acquisitions of real estate and equity investments
      and other capitalized costs                                           (36,324,765)
  Equity distributions received in excess of
      equity income                                                             385,268
                                                                           ------------
           Net cash used in investing activities                            (35,939,497)
                                                                           ------------

Cash flows from financing activities:
  Capital raised, net of costs                                               38,267,085
  Dividends paid                                                             (1,365,622)
  Proceeds from mortgages                                                     4,225,000
  Deferred financing costs                                                     (102,834)
  Purchase of treasury stock                                                    (75,200)
                                                                           ------------

           Net cash provided by financing activities                         40,948,429
                                                                           ------------

           Net change in cash and cash equivalents                 --         5,747,210


Cash and cash equivalents, beginning of period                200,000        26,747,058
                                                         ------------      ------------


      Cash and cash equivalents, end of period           $    200,000      $ 32,494,268
                                                         ============      ============


      Interest paid                                                        $      8,802
                                                                           ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED/CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 14 Incorporated and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period is not necessarily indicative of results for the full year. For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

A maximum of 30,000,000 shares are being offered to the public on a best efforts basis by Carey Financial Corporation ("Carey Financial"), an affiliate of the Advisor, and selected dealers at a price of $10 per share. The offering commenced November 10, 1997. 16,008,173 shares ($160,081,730) have been issued including 4,190,272 shares since the inception of the offering. In April 1999, the Company filed an offering with the Securities and Exchange Commission to sell up to an additional 40,000,000 shares on a best efforts basis.

Note 3. Transactions with Related Parties:

The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Prospectus. Until the Company has achieved a 7% cumulative rate of cash flow from operations, as defined in the Prospectus, the Advisor will not be entitled to receive the performance fee. At such time as the Advisor is entitled to receive the performance fee, the Advisor will have the option of receiving such fee in cash or restricted shares of the Company. Asset management fees for the three-month period ended March 31, 1999 were $121,297 with performance fees in like amount, and general and administrative reimbursements were $42,087. No asset management and performance fees were incurred for the three-month period ended March 31, 1998. General and administrative reimbursements were $80,000 for the three-month period ended March 31, 1998.

Note 4.  Commitments and Contingencies:

The Company is liable for certain expenses of the offering which are being deducted from the gross proceeds of the offering and are presently estimated to aggregate a maximum of $10,500,000 assuming the sale of 30,000,000 Shares. The Company is also liable for selling commissions of up to $0.65 (6.5%) per share sold except for any shares sold to the Advisor, its affiliates, the selected dealers or any of their employees for their own accounts. The Company is paying a selected dealer fee not to exceed 1% of the price of each share sold by the selected dealer. The Company will reimburse Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of sales and wholesaling services. To the extent, if any, that all organization and offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the offering, such excess will be paid by the Advisor.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)



Note 5.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month period ended March 31, 1999 are as follows:

Per Statements of Income
       Rental income                                $1,020,158
Adjustment:
       Share of leasing revenues
         from equity investments                       941,638
                                                    ----------
                                                    $1,961,796
                                                    ==========

For the three-month period ended March 31, 1999, the Company earned its proportionate net lease revenues from its investments as follows:

Lease Obligor:                                            1999                      %
Advanced Micro Devices, Inc. (a)                    $  762,125                     39%
Best Buy Co., Inc.                                     496,424                     26
Burlington Motor Carrier, Inc.                         198,000                     10
Intesys Technologies, Inc. (a)                         175,800                      9
The Benjamin Ansehl Company                            162,437                      8
Contraves Brashear Systems L.P.                        160,875                      8
Compucom Systems, Inc. (a)                               3,713
Production Resource Group LLC                            2,422
                                                    ----------                    ----
                                                    $1,961,796                    100%
                                                    ==========                    ====

(a) Represents the Company's proportionate share of lease revenues from its equity investments

Note 6.  Equity Investments:

The Company holds interests in four entities at March 31, 1999 (and two at December 31, 1998) in which its ownership interest is 50% or less. All of the underlying investments were formed and are owned with affiliates that have similar investment objectives as the Company. The Company owns a 33.33% interest in an entity that in December 1998 purchased property and is net leased to Advanced Micro Devices, Inc., interests of 50% and 33.33% in entities that entered into net leases with Intesys Technologies, Inc. and Compucom Systems, Inc., respectively, during the three-month period ended March 31, 1999 (see Note
7) and an interest in a limited liability company that net leases a property to Etec Systems, Inc. ("Etec"). The interest in the Etec investment is limited to a 49.99% interest in a building under construction on the Etec property with Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, owning all remaining interests in the property. Summarized combined financial information of the Company's equity investees is as follows:

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)



(In thousands)                                       December 31, 1998           March 31, 1999
                                                     -----------------           --------------
  Assets (primarily real estate)                         $56,069                     $217,629
  Liabilities (primarily mortgage notes payable)          16,276                      107,647
  Members' equity                                         39,793                      109,982



                                                                                   March 31,1999
                                                                                   -------------
  Revenues (primarily rental revenues)                                               $  3,396
  Expenses (primarily interest on mortgage and depreciation)                            2,157
  Net income                                                                            1,239

Note 7.  Acquisitions:

On February 3, 1999, the Company and CPA(R):12, an affiliate, each acquired 50% ownership interests in a newly-formed entity, and purchased land and building in Gilbert, Arizona for $23,560,000 and entered into a net lease with Intesys Technologies, Inc. ("Intesys"). The Intesys lease has an initial term of twenty years with two ten-year renewal terms at the option of Intesys. The lease provides for annual rent payments of $2,274,750 with rent increases every three years based on a formula indexed to the increase in the CPI, with any single increase capped at 9%.

On March 31, 1999, the Company and two affiliates, Carey Institutional Properties Incorporated and CPA(R):12, through a newly-formed limited liability company, in which the Company and the two affiliates each own 1/3 interests, purchased land and building in Dallas, Texas for $39,790,500 and entered into a net lease with Compucom Systems, Inc. ("Compucom"). The Compucom lease has an initial term of 20 years with two five-year renewal terms at Compucom's option. The lease initially provides for annual rent of $3,914,000 with rent increases every three years based on a formula indexed to increases in the CPI, with each increase capped at 13.3%.

In connection with the Compucom purchase, the limited liability company obtained a limited recourse mortgage loan of $23,000,000. The loan is collateralized by the Compucom property and an assignment of the Compucom lease and bears interest at an annual interest rate of 7.215% with monthly payments of interest and principal of $165,727 based on a 25-year amortization schedule. The loan matures in April 2009 when a balloon payment will be due. A prepayment premium will apply if the loan is prepaid prior to six months before maturity.

The interests in the Intesys and Compucom properties are being accounted for under the equity method.

On March 31, 1999, the Company purchased land and building in Las Vegas, Nevada for $8,380,000 and entered into a net lease with Production Resource Group L.L.C. ("Production Resource"). The Production Resource lease has an initial term of 15 years with two five-year renewal terms at Production Resource's option. The lease initially provides for annual rent of $884,000 with rent increases every two years based on a formula indexed to increases in the CPI. Production Resource has the option to terminate the lease after April, 1 2004 if the leased property becomes uneconomic for Production Resource's use. If Production Resource exercises the termination provision, it will be required to purchase the property from the Company at the greater of (i) fair market value and (ii) the sum of the Company's acquisition cost for the property and any prepayment charges on any outstanding mortgage loans.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of March 31, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS:

      The Company was formed in June 1997 for the purpose of investing in net lease commercial and industrial real estate. During the fourth quarter of 1997, the Company commenced an offering of up to 30,000,000 shares of common stock on a "best efforts" basis at a price of $10 per share. The initial issuance of shares pursuant to the offering was on April 3, 1998, and the Company purchased its first property on June 29, 1998. Because the Company has a limited operating history, the results of operations for the three-month periods ended March 31, 1998 and 1999 are not comparable. The Company is still raising capital and evaluating potential investments that are expected to increase the Company's asset base substantially, therefore, the operating results for the current three-month period are not expected to be indicative of future results. As the asset base increases, lease revenues, equity income, depreciation and property expenses (including asset management and performance fees) are expected to increase substantially. The Company intends to leverage most of its acquired properties with limited recourse mortgage debt, and to use the proceeds from mortgage financings for the purchase of additional real estate. As a result, interest expense will also increase substantially. Earnings from the Company's current holdings will increase because the Company purchased investments in real estate leased to Intesys Technologies, Inc. on February 3, 1999 and Compucom Systems, Inc. and Production Resource Group L.L.C. on March 31, 1999. Accordingly, the current period does not reflect a full quarter's operating results from these investments. In addition, investments in properties leased to Metagenics, Inc. and Etec Systems, Inc. are under construction and, therefore, are not yet contributing to earnings.

      As of May 10, 1999, the Company had raised in excess of $160,000,000 which it is using along with limited recourse financing to purchase a diversified real estate portfolio and to enter into long-term leases with corporate tenants on a net lease, single tenant basis. Under a net lease, a tenant is generally required to pay all operating expenses related to the leased property. The tenant's responsibility for operating expenses limits the Company's exposure to the effects of increases in real estate taxes, insurance and maintenance costs that are generally borne by landlords. The leases are generally structured to include rent increase provisions which have periodic, stated increases or are based upon increases in the Consumer Price Index.

FINANCIAL CONDITION:

      Cash flow from operations and distributions from equity investments totalling $1,124,000 were not sufficient to fund fully the quarterly dividend payment of $1,366,000. Because the funds currently invested in build-to-suit projects do not produce a return that is reflected in cash flow from operations, operating cash flow from the current portfolio is lower than if the funds used for these investments had been used to purchase completed projects. The Company believes that the build-to-suit projects in its portfolio will provide greater long-term results than other potential investments that it evaluated. A main objective of the Company is to fund fully dividends and mortgage principal payment installments from its operating cash flow and equity investment distributions. In order to meet this objective, the Company will ultimately need to invest its cash balances because the rate of return on uninvested cash is below the rate needed to sustain the current dividend rate. The Company believes that to meet long-term objectives, it is necessary to analyze proposed transactions prudently and deliberately and to invest its funds with long-term diversification and return considerations in mind and without regard to the effect on current earnings.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



      The Company's investing activities consisted of using $36,325,000 for the purchase of the equity interests in Intesys and Compucom, to fund the build-to-suit projects on the Metagenics and Etec properties and to purchase the Production Resource Group property. As of March 31, 1999, the Company had $27,055,000 of cash available for investment. Available cash for investment will increase as additional offering proceeds are received and limited recourse financing on existing properties is obtained.

        In addition to paying dividends, the Company's financing activities included raising new equity capital of $38,267,000 and obtaining a mortgage loan on the property leased to the Contraves Brashear Systems L.P. on March 22, 1999. The Company has also filed a Form S-11 with the U.S. Securities and Exchange Commission for a public offering of up to 40,000,000 shares of common stock on a "best efforts" basis at a price of $10 per share. The offering would commence after the completion of the current offering. The current offering will conclude by no later than November 21, 1999.

      The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. The Year 2000 issue refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to process dates properly. The Company and its affiliates are completing a program of replacing or upgrading equipment that has been identified as not being Year 2000 compliant. The Company and its affiliates have also completed remediating certain software applications. Contingency plans are in the process of being developed and should be completed during the second quarter.

      The Company believes it is addressing its internal Year 2000 issues in a timely manner. There is, however, a risk that the inability of third-party suppliers and tenants to meet Year 2000 readiness issues could have an adverse effect on the Company. The Company and its affiliates have identified their critical suppliers and are requiring that suppliers communicate their plans and progress in identifying Year 2000 readiness.

        The Company contacted each of its tenants regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, tenants are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by tenants rather than the Company. The major risk is that Year 2000 issues have such an adverse effect on the financial condition of a tenant that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES



                                     PART II



Item 3A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    As of March 31, 1999 the Company has a limited recourse mortgage note payable of $4,225,000 that bears interest at a fixed-rate of 7.5% per annum. The carrying amount of the mortgage note payable approximates fair value. As of March 31, 1999 the Company had no other material exposures to market risk.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    During the quarter ended March 31, 1999 no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced February 2, 1996 (File # 33-31437) is as follows as of March 31, 1999:

Shares registered:                                                30,000,000

Aggregate price of offering amount registered:                  $300,000,000

Shares sold:                                                      16,008,173

Aggregated offering price of amount sold:                       $160,081,730

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of
   the issuer:                                                  $  2,413,893

Direct or indirect payments to others:                          $ 13,883,332

Net offering proceeds to the issuer after
   deducting expenses:                                          $143,784,505

Purchases of real estate:                                       $115,128,475

Working capital reserves:                                       $  1,600,817

Temporary investments in cash and cash
   equivalents:                                                 $ 27,055,213


         (b)        Reports on Form 8-K:

                    During the quarter ended March 31, 1999, the Company filed a report on Form 8-K dated February 2, 1999 under Item 2 - Acquisition or Disposition of Assets and a report on Form 8-K/A dated February 10, 1999 under Item 7b - Pro Forma Financial Information

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED






   5/10/99                    By:     /s/ Steven M. Berzin
--------------                     -------------------------------------------
     Date                                 Steven M. Berzin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



   5/10/99                    By:     /s/ Claude Fernandez
--------------                     -------------------------------------------
     Date                                 Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)