Form 10-Q
period 1999-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 1999-08-10
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 1999

                                       of

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                    CPA(R):14

                             A MARYLAND Corporation
                   IRS Employer Identification No. 13-3951476
                            SEC File Number 000-25771


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


                  CPA(R):14 has no active market for common stock at August 9, 1999. 22,458,395 shares of common stock, $.001 Par Value outstanding at August 9, 1999.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES






                                      INDEX



                                                                                                   Page No.
                                                                                                   --------
 PART I

 Item 1. -     Financial Information*

               Condensed Consolidated Balance Sheets, December 31, 1998
               and June 30, 1999                                                                       2

               Condensed Consolidated Statements of Income for the three
               and six months ended June 30, 1998 and 1999                                             3

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 1999                                                          4

               Notes to Condensed Consolidated Financial Statements                                   5-7



 Item 2. -     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    8-9



 PART II -     Other Information

 Item 3. -    Quantitative and Qualitative Disclosures About Market Risk                             10


 Item 4. -     Submission of Matters to a Vote of Security Holders                                    10


 Item 6. -     Exhibits and Reports on Form 8-K                                                       11


 Signatures                                                                                           12






* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               December 31,          June 30,
                                                                  1998                 1999
                                                                  ----                 ----
                                                                 (Note)             (Unaudited)
         ASSETS:
Land and buildings, net of accumulated
   depreciation of $175,977 at December 31, 1998
   and $518,269 at June 30, 1999                             $  44,566,025         $  58,284,824
Equity investments                                              36,097,004            78,256,457
Cash and cash equivalents                                       26,747,058            77,696,135
Other assets                                                       545,842             1,521,026
                                                             -------------         -------------

           Total assets                                      $ 107,955,929         $ 215,758,442
                                                             =============         =============


         LIABILITIES:


Limited recourse mortgage notes payable                                            $   9,690,338
Accrued interest                                                                          26,346
Accounts payable to affiliates                               $     537,874               891,110
Accounts payable and accrued expenses                              169,735               105,994
Deferred acquisition fees payable to affiliate                   1,628,828             2,456,646
Dividends payable                                                1,365,622             2,603,735
Prepaid rental income and security deposits                        343,767               408,767
                                                             -------------         -------------
           Total liabilities                                     4,045,826            16,182,936
                                                             -------------         -------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 40,000,000
    shares; issued and outstanding, 11,837,901 and
    22,458,395 shares at December 31, 1998 and
    June 30, 1999                                                   11,838                22,458
Additional paid-in capital                                     105,705,582           203,929,867
Distributions in excess of accumulated earnings                 (1,643,957)           (4,111,516)
                                                             -------------         -------------
                                                               104,073,463           199,840,809

Less treasury stock at cost, 16,900 and 27,745
    shares at December 31, 1998 and June 30, 1999                 (163,360)             (265,303)
                                                             -------------         -------------
           Total shareholders' equity                          103,910,103           199,575,506
                                                             -------------         -------------
           Total liabilities and
               shareholders' equity                          $ 107,955,929         $ 215,758,442
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS of INCOME
                                   (UNAUDITED)






                                                  Three Months Ended                   Six Months Ended
                                           June 30, 1998      June 30, 1999      June 30, 1998      June 30, 1999
                                           -------------      -------------      -------------      -------------
Revenues:
   Rental income                            $     2,200        $ 1,225,382        $     2,200        $ 2,245,540
   Other interest income                        318,586            290,669            318,586            543,975
                                            -----------        -----------        -----------        -----------
                                                320,786          1,516,051            320,786          2,789,515
                                            -----------        -----------        -----------        -----------

Expenses:
   Depreciation and amortization                  5,666            189,777              5,666            345,199
   Interest                                          25            123,027                 25            158,206
   General and administrative                   129,958            283,191            246,587            447,524
   Property expenses                             11,113            349,238             11,113            598,743
                                            -----------        -----------        -----------        -----------
                                                146,762            945,233            263,391          1,549,672
                                            -----------        -----------        -----------        -----------

   Income before income from
      equity investments                        174,024            570,818             57,395          1,239,843

Income from equity investments                                     612,934                               945,856
                                            -----------        -----------        -----------        -----------

          Net income                        $   174,024        $ 1,183,752        $    57,395        $ 2,185,699
                                            ===========        ===========        ===========        ===========



Basic and diluted earnings per share        $       .06        $       .07        $       .04        $       .15
                                            ===========        ===========        ===========        ===========


Weighted average shares outstanding
   - basic and diluted                        2,811,656         16,071,527          1,423,540         14,349,579
                                            ===========        ===========        ===========        ===========










The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)



                                                                   For the Six Months
                                                                      Ended June 30,
                                                                1998                  1999
                                                                ----                  ----
Cash flows from operating activities:
  Net income                                                $      57,395         $   2,185,699
  Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                 5,666               345,199
      Straight-line rent adjustments                                                    (78,823)
      Increase in other assets                                    (63,100)              (46,649)
      Increase in accrued interest                                                       26,346
      Increase (decrease) in accounts payable and
        accrued expenses                                           62,150               (63,741)
      Increase in accounts payable to affiliates                  251,325               154,823
      Increase in prepaid rental income and
        security deposits                                         198,000                65,000
                                                            -------------         -------------

           Net cash provided by operating activities              511,436             2,587,854
                                                            -------------         -------------

Cash flows from investing activities:
  Acquisitions of real estate and equity investments
      and other capitalized costs                              (7,388,482)          (55,804,696)
  Equity distributions received in excess of
      equity income                                            (3,181,895)              411,970
                                                            -------------         -------------

           Net cash used in investing activities              (10,570,377)          (55,392,726)
                                                            -------------         -------------

Cash flows from financing activities:
  Proceeds from sale of stock, net of costs                    43,417,183            98,234,905
  Dividends paid                                                                     (3,415,145)
  Proceeds from mortgages                                                             9,700,000
  Payment of mortgage principal                                                          (9,662)
  Deferred financing costs and mortgage deposits                                       (654,206)
  Purchase of treasury stock                                                           (101,943)
                                                            -------------         -------------

           Net cash provided by financing activities           43,417,183           103,753,949
                                                            -------------         -------------

           Net change in cash and cash equivalents             33,358,242            50,949,077


Cash and cash equivalents, beginning of period                    200,000            26,747,058
                                                            -------------         -------------

      Cash and cash equivalents, end of period              $  33,558,242         $  77,696,135
                                                            =============         =============

      Interest paid                                                               $     131,860
                                                                                  =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 14 Incorporated and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

A maximum of 30,000,000 shares are being offered to the public on a best efforts basis by Carey Financial Corporation ("Carey Financial"), an affiliate of the Advisor, and selected dealers at a price of $10 per share. The offering commenced November 10, 1997. Since the inception of the offering, 22,438,395 shares ($224,383,950) have been issued including 10,620,494 shares issued since December 31, 1998. In April 1999, the Company filed an offering with the Securities and Exchange Commission to sell up to an additional 40,000,000 shares on a best efforts basis.

Note 3. Transactions with Related Parties:

The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Prospectus. Until the Company has achieved a 7% cumulative rate of cash flow from operations, as defined in the Prospectus, the Advisor will not be entitled to receive the performance fee. At such time as the Advisor is entitled to receive the performance fee, the Advisor will have the option of receiving such fee in cash or restricted shares of the Company. Asset management fees for the three-month and six-month periods ended June 30, 1999 were $155,512 and $276,809, respectively, with performance fees in like amount, and general and administrative reimbursements were $88,436 and $130,523, respectively. For both the three-month and six-month periods ended June 30, 1998, asset management fees were $5,557, with performance fees in like amount, and general and administrative reimbursements were $20,000 and $100,000, respectively.

Note 4.  Commitments and Contingencies:

The Company is liable for certain expenses of the offering which are being deducted from the gross proceeds of the offering up to a maximum of $10,500,000 assuming the sale of 30,000,000 Shares. The Company is currently paying selling commissions of $0.65 (6.5%) per share sold except for any shares sold to the Advisor, its affiliates, the selected dealers or any of their employees for their own accounts. The Company is paying a selected dealer fee not to exceed 1% of the price of each share sold by the selected dealer. The Company is reimbursing Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of sales and wholesaling services. To the extent, if any, that all organization and offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the offering, such excess will be paid by the Advisor.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 5.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six month periods ended June 30, 1998 and 1999 are as follows:

                                                          1998                             1999
                                                          ----                             ----
Per Statements of Income
       Rental income                                      $2,200                         $2,245,540
Adjustment:
       Share of leasing revenues
         from equity investments                                                          2,410,436
                                                          ------                         ----------
                                                          $2,200                         $4,655,976
                                                          ======                         ==========

For the six-month period ended June 30, 1998 and 1999, the Company earned its proportionate net lease revenues from its investments as follows:

                                                          1998           %                 1999              %
                                                          ----           -                 ----              -
Advanced Micro Devices, Inc. (a)                                                         $1,524,250        33%
Best Buy Co., Inc.                                                                          979,493        21
Intesys Technologies, Inc. (a)                                                              460,144        10
Burlington Motor Carrier, Inc.                            $2,200       100%                 396,000         8
Compucom Systems, Inc. (a)                                                                  329,880         7
The Benjamin Ansehl Company                                                                 324,875         7
Contraves Brashear Systems L.P.                                                             321,750         7
Production Resource Group LLC                                                               223,422         5
CheckFree Holdings Corporation (a)                                                           96,162         2
                                                          ------       ---               ----------       ---
                                                          $2,200       100%              $4,655,976       100%
                                                          ======       ===               ==========       ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments

Note 6.  Equity Investments:

The Company holds interests in five entities at June 30, 1999 (and two at December 31, 1998) in which its ownership interest is 50% or less. All of the underlying investments were formed and are owned with affiliates that have similar investment objectives as the Company. The Company owns a 33.33% interest in an entity that in December 1998 purchased property and is net leased to Advanced Micro Devices, Inc.. The Company holds interests of 50%, 33.33% and 50% in entities that entered into net leases with Intesys Technologies, Inc., Compucom Systems, Inc. and CheckFree Holdings Corporation, respectively, during the six-month period ended June 30, 1999 and an interest in a limited liability company that net leases a property to Etec Systems, Inc. ("Etec"). The interest in the Etec investment is limited to a 49.99% interest in a building under construction on the Etec property with Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, owning all remaining interests in the property. Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                                    December 31, 1998                June 30,1999
                                                                  -----------------                ------------
         Assets (primarily real estate)                                  $56,069                     $257,403
         Liabilities (primarily mortgage notes payable)                   16,276                      124,304
         Members' equity                                                  39,793                      133,099

                                                                                                 Six Months Ended
                                                                                                   June 30,1999
                                                                                                   ------------

         Revenues (primarily rental revenues)                                                        $  8,169
         Expenses (primarily interest on mortgage and depreciation)                                     4,995
         Net income                                                                                     3,174

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 7.  Acquisitions:

A. On June 3, 1999, the Company and Carey Diversified LLC ("CDC"), an affiliate, both through 50% ownership interests in a limited liability company purchased land and building in Norcross, Georgia for $30,785,340 and assumed existing net leases with CheckFree Corporation, Inc. ("CheckFree"). CheckFree's lease obligations have been unconditionally guaranteed by its parent company, CheckFree Holdings, Inc.

     The CheckFree leases have remaining terms through December 31, 2015. The annual combined rent on the leases is currently $2,564,321. The annual rent on the land lease with CheckFree provides for annual rent of $76,577 with stated rent increases effective January 2000, 2005 and 2010. Annual rent on the building lease is $2,487,744 with rent increases scheduled for January 2004 and each year thereafter based on a formula indexed to increases in the Consumer Price Index ("CPI"), capped at 2.5% per year.

     The purchase of the CheckFree property was financed with a limited recourse mortgage loan of $15,800,000 collateralized by a deed of trust on the CheckFree property and lease assignments. The loan bears interest at an annual variable rate of interest equal to the sum of the London InterBank Offered Rate ("LIBOR") and 2.5% and provides for scheduled principal payments that approximate a twenty-five year amortization schedule. The loan is scheduled to mature on June 1, 2006 at which time a balloon payment will be due. The loan is prepayable at any time without premium.

     The Company and CDC also assumed an existing agreement to construct an additional office building at the CheckFree property on a build-to-suit basis at a cost not to exceed $11,060,745. Upon completion of construction, which is scheduled for June, 2000, CheckFree's annual rent will increase by approximately $1,550,000. The Company and CDC have obtained limited recourse mortgage financing of $7,500,000 that will be used to partially fund the construction. The loan bears interest at an annual variable rate equal to the sum of LIBOR and 2.5% with principal payment installments, effective August 1, 2000, based on a twenty-five year amortization schedule. This loan will also mature on August 1, 2000 at which time a balloon payment will be due.

     The Company will account for its interests in the CheckFree limited liability company under the equity method of accounting.

B. On June 29, 1999, the Company purchased a property in Harrisburg, North Carolina for $7,805,807 upon which a build-to-suit facility will be constructed and net leased to Builders' Supply and Lumber Co., Inc ("Builders' Supply"). A deposit of $5,035,510 has been made in a construction escrow account. Completion of construction is expected to occur in February 2000 at which time an initial lease term of twenty years will commence. Annual rent initially will be $760,000 with rent increases each year based on a formula indexed to increases in the CPI, capped at 2% per year. The lease provides for a renewal term of ten years at the option of Builders' Supply.

Note 8.  Subsequent Events:

On July 19, 1999, the Company purchased land and building in Gardenia, California for $6,282,723 and entered into a net lease with Scott Co. of California ("Scott"). The lease obligations of Scott are unconditionally guaranteed by its parent company, The Scott Companies, Inc. The Scott lease has an initial term of twenty years with three five-year renewal terms at Scott's option. Annual rent is $681,000 with rent increases every three years based on a formula indexed to increases in the CPI.

In connection with the Scott purchase, the Company obtained $3,000,000 of limited recourse mortgage financing collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of interest and principal of $22,709 at an annual interest rate of 8.21%. The loan matures in August 2009 at which time a balloon payment will be due.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS:

      The Company was formed in June 1997 for the purpose of investing in net lease commercial and industrial real estate. During the fourth quarter of 1997, the Company commenced an offering of up to 30,000,000 shares of common stock on a "best efforts" basis at a price of $10 per share. The initial issuance of shares pursuant to the offering was on April 3, 1998, and the Company purchased its first property on June 29, 1998. Because the Company has a limited operating history, the results of operations for the three-month and six-month periods ended June 30, 1998 and 1999 are not comparable. The Company is still raising capital and evaluating potential investments that are expected to increase the Company's asset base substantially. Therefore, the operating results for the current three-month and six-month periods are not expected to be indicative of future results. As the asset base increases and the portfolio becomes more diversified, revenues and expenses are expected to increase substantially. The Company intends to leverage most of its acquired properties with limited recourse mortgage debt, and to use the proceeds from mortgage financings for the purchase of additional real estate. As a result, interest expense will also increase substantially. Earnings from the Company's current holdings will increase because the Company purchased investments in real estate leased to Intesys Technologies, Inc., Compucom Systems, Inc., Production Resource Group L.L.C., CheckFree Corporation and The Scott Companies, Inc. since December 31, 1998. This will also have the effect of reducing the concentration of revenues from transactions completed in 1998. Accordingly, the current six-month period does not reflect a full six months operating results from these investments. In addition, investments in properties leased to Metagenics, Inc. and Builders' Supply and Lumber Company are under construction and, therefore, are not yet contributing to earnings. The Company's interest in a build-to-suit project for Etec Systems, Inc. has been substantially completed, effective August 1, 1999.

      Since the inception of its offering, the Company has raised equity capital of approximately $224,000,000 which it is using along with limited recourse financing to purchase a diversified real estate portfolio and to enter into long-term leases with corporate tenants on a net lease, single tenant basis. Under a net lease, a tenant is generally required to pay all operating expenses related to the leased property. The tenant's responsibility for operating expenses limits the Company's exposure to the effects of increases in real estate taxes, insurance and maintenance costs that are generally borne by landlords. The leases are generally structured to include rent increase provisions which have periodic, stated increases or are based upon increases in the Consumer Price Index.

FINANCIAL CONDITION:

      Cash flow from operations and distributions from equity investments totalling $3,000,000 were not sufficient to fund fully the quarterly dividends of $3,415,000. Because the funds currently invested in build-to-suit projects under construction do not produce a return that is reflected in cash flow from operations, operating cash flow from the current portfolio is lower than if the funds used for these investments had been used to purchase completed projects. The Company believes that the build-to-suit projects in its portfolio, including the commitment to build an additional facility at the CheckFree property, will provide greater long-term results than other potential investments that it evaluated. A main objective of the Company is to fund fully dividends from its operating cash flow and equity investment distributions. In order to meet this objective, the Company will ultimately need to invest its cash balances because the rate of return on real estate investments is higher than the return on uninvested cash. The Company believes that to meet long-term objectives, it is necessary to analyze proposed transactions prudently and deliberately and to invest its funds with long-term diversification and return considerations in mind.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


      The Company's investing activities consisted of using $55,805,000 for the purchase of the equity interests in Intesys, Compucom and CheckFree, to fund the build-to-suit projects on the Metagenics, Etec, Builders' Supply and CheckFree properties and to purchase the Production Resource Group property. As of June 30, 1999, the Company had approximately $73,000,000 of cash available for investment. Available cash for investment will increase as additional offering proceeds are received and limited recourse financing on existing properties is obtained. Since June 30, 1999, the Company has used $6,283,000 to purchase property net leased to Scott Co. of California.

      In addition to paying dividends, the Company's financing activities included raising new equity capital of $98,235,000 and obtaining limited recourse mortgage loans of $9,700,000 on the properties leased to the Contraves Brashear Systems L.P. and Production Resources. Since June 30, 1999, the Company has obtained $3,000,000 of limited recourse financing on the Scott property and a distribution of approximately $6,565,000 from its equity investment in a property leased to Intesys, Inc. as a result of placing mortgage financing on the Intesys property. The Company has also filed a registration statement with the U.S. Securities and Exchange Commission for a public offering of up to 40,000,000 shares of common stock on a "best efforts" basis at a price of $10 per share. The offering would commence after the completion of the current offering. The current offering will conclude by no later than November 21, 1999.

YEAR 2000 ISSUES:

         The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no information technology systems of its own, but is dependent upon systems maintained by an affiliate of its Advisor, and certain other third parties including banks and its transfer agent.

         The Company and its affiliates have been evaluating their readiness relating to Year 2000 issues since 1998. The affiliates' core information technology systems used in administering the Company's business operations have been upgraded or replaced, as needed, to become Year 2000 compliant. These systems include desktop computers, network servers, operating systems and applications software. A new, compliant, integrated accounting and asset management system is currently being installed and is expected to be functional in the fourth quarter of this year. Compliance of these systems with Year 2000 requirements has been determined through a combination of internal testing, where feasible, and vendor representations. Non-core information technology systems are currently being reviewed for compliance with Year 2000 requirements. Such systems, although not critical to the Company's business operations, are expected to be substantially upgraded or replaced before the end of 1999.

         The Company has contacted and is evaluating documentation from its critical third party vendors and suppliers including banks, transfer agents and telecommunications service providers regarding their Year 2000 compliance. The responses received have generally been positive although the Company cannot be assured that such providers have adequately considered the impact of Year 2000 issues on their systems.

         The Company has contacted its tenants regarding Year 2000 readiness and emphasized the need to address Year 2000 issues. Generally, tenants are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by tenants rather than the Company. The major risk is that Year 2000 issues have such an adverse effect on the financial condition of a tenant that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

         The Company will continue to monitor critical third party vendors and suppliers to determine its vulnerability to potential disruptions caused by year 2000 issues. Limited scope contingency plans are currently being developed to address potential disruptions of a temporary nature that may affect the Company. Because it is not possible to anticipate all of the possible disruptions that may be caused by Year 2000 events, there can be no assurance that the Company will not be adversely affected if such disruptions occur.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES



                                     PART II



Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    As of June 30, 1999 the Company has limited recourse mortgage notes payable of $9,690,338 that bears interest at fixed-rates. The carrying amount of the mortgage notes payable approximates fair value. As of June 30, 1999 the Company had no other material exposures to market risk.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    An annual Shareholders meeting was held on June 7, 1999, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

                                                Total                Shares            Shares
         Name Of Director                   Shares Voting          Voting Yes         Voting No
         ----------------                   -------------          ----------         ---------
         William P. Carey                     8,432,001             8,320,974          111,027
         William Ruder                        8,432,001             8,295,174          136,827
         George E. Stoddard                   8,432,001             8,288,266          143,735
         Charles C. Townsend, Jr.             8,432,001             8,316,574          115,427
         Warren G. Wintrub                    8,432,001             8,322,974          109,027
         Thomas E. Zacharias                  8,432,001             8,326,474          105,527

                    An amendment to the Company's Advisory Agreement was approved which allows the Company, with the consent of the Advisor, to issue 40,000,000 shares of common stock on a "best efforts" basis at a price of $10 per share.

                                               Shares                Shares          Shares
            Total Shares Voting               Voting Yes            Voting No       Abstaining
            -------------------               ----------            ---------       ----------
                 8,432,001                    7,507,579              577,549         346,873

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES



                               PART II (Continued)



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced February 2, 1996 (File # 33-31437) is as follows as of June 30, 1999:

                    Shares registered:                                                  30,000,000

                    Aggregate price of offering amount registered:                    $300,000,000

                    Shares sold:                                                        22,438,395

                    Aggregated offering price of amount sold:                         $224,383,950

                    Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                      owning ten percent or more of any class of equity
                      securities of the issuer and to affiliates of
                      the issuer:                                                     $  2,597,073

                    Direct or indirect payments to others:                            $ 18,034,551

                    Net offering proceeds to the issuer after
                      deducting expenses:                                             $203,752,326

                    Purchases of real estate:                                         $134,581,704

                    Working capital reserves:                                         $  2,243,840

                    Temporary investments in cash and cash
                      equivalents:                                                    $ 66,926,782


         (b)        Reports on Form 8-K:

                    During the quarter ended June 30, 1999, the Company was not required to file any reports on form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES





                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                         AND SUBSIDIARIES




         08 /09/99               By:     /s/ John J. Park
         ---------                      ----------------------------------------
             Date                            John J. Park
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



         08/09/99                By:     /s/ Claude Fernandez
         ---------                      ----------------------------------------
             Date                            Claude Fernandez
                                             Executive Vice President and
                                             Chief Administrative Officer
                                             (Principal Accounting Officer)