Form 10-Q/A
period 1999-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 1999-09-03
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

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






                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
 PART I
 ------
Item   1. -   Financial Information*

              Condensed Consolidated Balance Sheets, December 31, 1998 and June
              30, 1999                                                                              2

              Condensed Consolidated Statements of Income for the three and six
              months ended June 30, 1998 and 1999                                                   3

              Condensed Consolidated Statements of Cash Flows for the six months
              ended June 30, 1999                                                                   4

              Notes to Condensed Consolidated Financial Statements                                 5-7

PART II -     Other Information

Item 4. -     Submission of Matters to a Vote of Security Holders                                   8

 Signatures                                                                                         9




* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            December 31,                   June 30,
                                                                                                1998                        1999
                                                                                          ---------------            ---------------
                                                                                               (Note)                   (Unaudited)
         ASSETS:
Land and buildings, net of accumulated
   depreciation of $175,977 at December 31, 1998
   and $518,269 at June 30, 1999                                                            $  44,566,025             $  58,284,824
Equity investments                                                                             36,097,004                78,256,457
Cash and cash equivalents                                                                      26,747,058                77,696,135
Other assets                                                                                      545,842                 1,521,026
                                                                                            -------------             -------------

           Total assets                                                                     $ 107,955,929             $ 215,758,442
                                                                                            =============             =============


         LIABILITIES:


Limited recourse mortgage notes payable                                                                               $   9,690,338
Accrued interest                                                                                                             26,346
Accounts payable to affiliates                                                              $     537,874                   891,110
Accounts payable and accrued expenses                                                             169,735                   105,994
Deferred acquisition fees payable to affiliate                                                  1,628,828                 2,456,646
Dividends payable                                                                               1,365,622                 2,603,735
Prepaid rental income and security deposits                                                       343,767                   408,767
                                                                                            -------------             -------------
           Total liabilities                                                                    4,045,826                16,182,936
                                                                                            -------------             -------------

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS of INCOME
                                   (UNAUDITED)




                                                     Three Months Ended                       Six Months Ended
                                              June 30, 1998      June 30, 1999        June 30, 1998      June 30, 1999
                                              -------------      -------------        -------------      -------------
Revenues:
   Rental income                                 $   2,200         $1,225,382           $   2,200           $2,245,540
   Other interest income                           318,586            290,669             318,586              543,975
                                                 ---------         ----------           ---------           ----------
                                                   320,786          1,516,051             320,786            2,789,515
                                                 ---------         ----------           ---------           ----------

Expenses:
   Depreciation and amortization                     5,666            189,777               5,666              345,199
   Interest                                             25            123,027                  25              158,206
   General and administrative                      129,958            283,191             246,587              447,524
   Property expenses                                11,113            349,238              11,113              598,743
                                                 ---------         ----------           ---------           ----------
                                                   146,762            945,233             263,391            1,549,672
                                                 ---------         ----------           ---------           ----------

   Income before income from
      equity investments                           174,024            570,818              57,395            1,239,843

Income from equity investments                                        612,934                                  945,856
                                                 ---------         ----------           ---------           ----------

          Net income                             $ 174,024         $1,183,752           $  57,395           $2,185,699
                                                 =========         ==========           =========           ==========



Basic and diluted earnings per share                 $.06               $.07                 $.04                 $.15
                                                     ====               ====                 ====                 ====


Weighted average shares outstanding
   - basic and diluted                           2,811,656         16,071,527           1,423,540           14,349,579
                                                ==========         ==========           =========           ==========





The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)



                                                                          For the Six Months
                                                                              Ended June 30,
                                                                      -----------------------------
                                                                      1998                     1999
                                                                      ----                     ----
Cash flows from operating activities:
  Net income                                                     $     57,395               $  2,185,699
  Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                     5,666                    345,199
      Straight-line rent adjustments                                                             (78,823)
      Increase in other assets                                        (63,100)                   (46,649)
      Increase in accrued interest                                                                26,346
      Increase (decrease) in accounts payable and
        accrued expenses                                               62,150                    (63,741)
      Increase in accounts payable to affiliates                      251,325                    154,823
      Increase in prepaid rental income and
        security deposits                                             198,000                     65,000
                                                                 ------------               ------------

           Net cash provided by operating activities                  511,436                  2,587,854
                                                                 ------------               ------------

Cash flows from investing activities:
  Acquisitions of real estate and equity investments
      and other capitalized costs                                  (7,388,482)               (55,804,696)
  Equity distributions received in excess of
      equity income                                                (3,181,895)                   411,970
                                                                 ------------               ------------

           Net cash used in investing activities                  (10,570,377)               (55,392,726)
                                                                 ------------               ------------

Cash flows from financing activities:
  Proceeds from sale of stock, net of costs                        43,417,183                 98,234,905
  Dividends paid                                                                              (3,415,145)
  Proceeds from mortgages                                                                      9,700,000
  Payment of mortgage principal                                                                   (9,662)
  Deferred financing costs and mortgage deposits                                                (654,206)
  Purchase of treasury stock                                                                    (101,943)
                                                                 ------------               ------------

           Net cash provided by financing activities               43,417,183                103,753,949
                                                                 ------------               ------------

           Net change in cash and cash equivalents                 33,358,242                 50,949,077


Cash and cash equivalents, beginning of period                        200,000                 26,747,058
                                                                 ------------               ------------

      Cash and cash equivalents, end of period                   $ 33,558,242               $ 77,696,135
                                                                 ============               ============

      Interest paid                                                                         $    131,860
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

     The Company and CDC also assumed an existing agreement to construct an additional office building at the CheckFree property on a build-to-suit basis at a cost not to exceed $11,060,745. Upon completion of construction, which is scheduled for June, 2000, CheckFree's annual rent will increase by approximately $1,550,000. The Company and CDC have obtained limited recourse mortgage financing of $7,500,000 that will be used to partially fund the construction. The loan bears interest at an annual variable rate equal to the sum of LIBOR and 2.5% with principal payment installments, effective August 1, 2000, based on a twenty-five year amortization schedule. This loan will also mature on June 1, 2006 at which time a balloon payment will be due.

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


                                     PART II
                                     -------


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



          During the quarter ended June 30, 1999, no matters were submitted to a vote of security holders.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES





                                   SIGNATURES
                                   ----------





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                                AND SUBSIDIARIES




     09 /01/99                       By:     /s/ John J. Park
     ---------                          ----------------------------------------
       Date                                      John J. Park
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



     09/01/99                        By:     /s/ Claude Fernandez
     ---------                          ----------------------------------------
       Date                                      Claude Fernandez
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)