Form 10-Q
period 1999-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 1999-11-12
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 1999

                                       of

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


CPA(R):14 has no active market for common stock at November 9, 1999. 26,476,718 shares of common stock, $.001 Par Value outstanding at November 9, 1999.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES






                                      INDEX



                                                                                                 Page No.
                                                                                                 --------

 PART I
 ------
 Item 1. -     Financial Information*

               Condensed Consolidated Balance Sheets, December 31, 1998
               and September 30, 1999                                                                  2

               Condensed Consolidated Statements of Income for the three
               and nine months ended September 30, 1998 and 1999                                       3

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1999                                                    4

               Notes to Condensed Consolidated Financial Statements                                   5-8


 Item 2. -     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    9-10


 Item 3. -     Quantitative and Qualitative Disclosures About Market Risk                             11



 PART II -     Other Information
 -------

 Item 4. -     Submission of Matters to a Vote of Security Holders                                    12


 Item 6. -     Exhibits and Reports on Form 8-K                                                       13


 Signatures                                                                                           14




* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                         -------------------------------


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     December 31,             September 30,
                                                                        1998                     1999
                                                                        ----                     ----
                                                                       (Note)                  (Unaudited)
         ASSETS:
Land and buildings, net of accumulated
   depreciation of $175,977 at December 31, 1998
   and $757,591 at September 30, 1999                                $ 44,566,025             $117,379,066
Net investment in direct financing lease                                                         6,282,723
Equity investments                                                     36,097,004               57,514,483
Cash and cash equivalents                                              26,747,058              115,681,953
Other assets                                                              545,842                1,799,426
                                                                     ------------             ------------

           Total assets                                              $107,955,929             $298,657,651
                                                                     ============             ============


         LIABILITIES:
Limited recourse mortgage notes payable                                                       $ 48,376,697
Accrued interest                                                                                   323,757
Accounts payable to affiliates                                       $    537,874                1,387,548
Accounts payable and accrued expenses                                     169,735                  137,571
Deferred acquisition fees payable to affiliate                          1,628,828                3,545,775
Dividends payable                                                       1,365,622                3,762,373
Prepaid rental income and security deposits                               343,767                1,078,532
                                                                     ------------             ------------
           Total liabilities                                            4,045,826               58,612,253
                                                                     ------------             ------------

Minority interest                                                          -                     6,925,840
                                                                     ------------             ------------

Commitments and contingencies


         SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized,
    120,000,000 shares; issued and outstanding,
    11,837,901 and 26,514,803 shares at
    December 31, 1998 and September 30, 1999                               11,838                   26,515
Additional paid-in capital                                            105,705,582              239,436,372
Distributions in excess of accumulated earnings                        (1,643,957)              (5,983,704)
                                                                     ------------             -------------
                                                                      104,073,463              233,479,183

Less treasury stock at cost, 16,900 and 38,085
    shares at December 31, 1998 and September 30, 1999                  (163,360)                 (359,625)
                                                                     ------------             -------------
           Total shareholders' equity                                 103,910,103              233,119,558
                                                                     ------------             ------------
           Total liabilities and
               shareholders' equity                                  $107,955,929             $298,657,651
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)






                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                                  1998               1999                 1998               1999
                                                  ----               ----                 ----               ----
Revenues:
   Rental income                                $  545,372         $1,370,704          $  547,572           $3,616,244
   Interest from direct financing lease                               132,158                                  132,158
   Other interest income                           286,706            638,180             605,292            1,182,155
                                                ----------         ----------          ----------           ----------
                                                   832,078          2,141,042           1,152,864            4,930,557
                                                ----------         ----------          ----------           ----------

Expenses:
   Depreciation and amortization                    57,544            245,130              63,210              590,329
   Interest                                          7,837            485,189               7,862              643,395
   General and administrative                       72,607            371,339             319,194              818,863
   Property expenses                                99,973            407,931             111,086            1,006,674
                                                ----------         ----------          ----------           ----------
                                                   237,961          1,509,589             501,352            3,059,261
                                                ----------         ----------          ----------           ----------

Income before income from
   minority interest in loss and
   income from equity investments                  594,117            631,453             651,512            1,871,296

Minority interest in loss                                              70,414                                   70,414
                                                ----------         ----------          ----------           ----------

Income before income from
   equity investments                              594,117            701,867             651,512            1,941,710

Income from equity investments                                      1,188,318                                2,134,174
                                                ----------         ----------          ----------           ----------

          Net income                            $  594,117         $1,890,185          $  651,512           $4,075,884
                                                ==========         ==========          ==========           ==========



Basic and diluted earnings per share                  $.30               $.08                $.23                 $.24
                                                      ====               ====                ====                 ====


Weighted average shares outstanding
   - basic and diluted                           1,977,584         23,086,738           2,847,868           17,293,969
                                                 =========         ==========           =========           ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)



                                                                           For the Nine Months
                                                                            Ended September 30,
                                                                            -------------------
                                                                      1998                     1999
                                                                      ----                     ----
Cash flows from operating activities:
  Net income                                                     $    651,512               $  4,075,884
  Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                    63,210                    590,329
      Straight-line rent adjustments                                  (32,359)                  (137,388)
      Minority interest in loss                                                                  (70,414)
      Increase in other assets                                       (321,180)                  (368,532)
      Increase in accrued interest                                                               323,757
      Increase (decrease) in accounts payable and
        accrued expenses                                               83,600                    (32,164)
      Increase in accounts payable to affiliates                      354,889                    601,916
      Increase in prepaid rental income and
        security deposits                                              74,600                    734,765
                                                                 ------------               ------------

           Net cash provided by operating activities                  874,272                  5,718,153
                                                                 ------------               ------------

Cash flows from investing activities:
  Acquisitions of real estate and equity investments
      and other capitalized costs                                 (40,876,616)              (100,080,816)
  Equity distributions received in excess of
      equity income                                                                              902,906
                                                                 ------------               ------------
           Net cash used in investing activities                  (40,876,616)               (99,177,910)
                                                                 ------------               ------------

Cash flows from financing activities:
  Proceeds from sale of stock, net of costs                        49,273,018                133,745,467
  Dividends paid                                                     (426,510)                (6,018,880)
  Contributions from minority partner                                                          6,996,254
  Proceeds from mortgages                                                                     48,411,028
  Payment of mortgage principal                                                                  (34,331)
  Deferred financing costs and mortgage deposits                                                (508,621)
  Purchase of treasury stock                                          (28,200)                  (196,265)
                                                                 ------------               ------------

           Net cash provided by financing activities               48,818,308                182,394,652
                                                                 ------------               ------------

           Net increase in cash equivalents                         8,815,964                 88,934,895


Cash and cash equivalents, beginning of period                        200,000                 26,747,058
                                                                 ------------               ------------

      Cash and cash equivalents, end of period                   $  9,015,964               $115,681,953
                                                                 ============               ============

      Interest paid                                                                         $    319,638
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

A maximum of 30,000,000 shares are being offered to the public on a best efforts basis by Carey Financial Corporation ("Carey Financial"), an affiliate of the Advisor, and selected dealers at a price of $10 per share. The offering commenced November 10, 1997 and will conclude on November 22, 1999. Since the inception of the offering through September 30, 1999, 26,494,803 shares ($264,948,030) have been issued including 14,676,902 ($146,769,020) shares issued since December 31, 1998. In April 1999, the Company filed an offering with the Securities and Exchange Commission to sell up to an additional 40,000,000 shares on a best efforts basis. The new offering is expected to commence in November 1999.

Note 3. Transactions with Related Parties:

The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Prospectus. Until the Company has achieved a 7% cumulative rate of cash flow from operations, as defined in the Prospectus, the Advisor will not be entitled to receive the performance fee. At such time as the Advisor is entitled to receive the performance fee, the Advisor will have the option of receiving such fee in cash or restricted shares of the Company. Asset management fees for the three-month and nine-month periods ended September 30, 1999 were $199,098 and $475,907, respectively, with performance fees in like amount, and general and administrative reimbursements were $170,845 and $301,368, respectively. For the three-month and nine-month periods ended September 30, 1998, asset management fees were $99,529 and $105,086, with performance fees in like amount, and general and administrative reimbursements were $65,000 and $85,000, respectively.

Note 4.  Commitments and Contingencies:

The Company is liable for certain expenses of the offering which are being deducted from the gross proceeds of the offering up to a maximum of $10,500,000 assuming the sale of 30,000,000 Shares. The Company is currently paying selling commissions of $0.65 (6.5%) per share sold except for any shares sold to the Advisor, its affiliates, the selected dealers or any of their employees for their own accounts. The Company is paying a selected dealer fee not to exceed 1% of the price of each share sold by the selected dealer. The Company is reimbursing Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of sales and wholesaling services. To the extent, if any, that all organization and offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the offering, such excess will be paid by the Advisor. The offering expected to commence in November 1999 provides for substantially similar selling commissions, selected dealer fees and reimbursements to Carey Financial.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 5.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine month periods ended September 30, 1998 and 1999 are as follows:

                                                          1998                             1999
                                                          ----                             ----
Per Statements of Income
       Rental income                                    $547,572                        $3,616,244
       Interest from direct financing lease                                                132,158
Adjustment:
       Share of leasing revenues
         from equity investments                                                         5,061,176
       Share of lease revenue applicable
         to minority interest                                                               (9,495)
                                                        --------                        ----------
                                                        $547,572                        $8,800,083
                                                        ========                        ==========

For the nine-month periods ended September 30, 1998 and 1999, the Company earned its proportionate net lease revenues from its investments as follows:

                                                          1998           %                  1999           %
                                                          ----           -                  ----           -
Advanced Micro Devices, Inc. (a)                                                         $2,286,375        26%
Best Buy Co., Inc.                                      $347,372        63%               1,476,659        17
Etec Systems, Inc. (a)                                                                      957,564        11
Intesys Technologies, Inc. (a)                                                              744,488         8
Compucom Systems, Inc. (a)                                                                  656,047         7
Burlington Motor Carrier, Inc.                           200,200        37                  594,000         7
The Benjamin Ansehl Company                                                                 487,312         6
Contraves Brashear Systems L.P.                                                             482,625         5
Production Resource Group L.L.C.                                                            444,422         5
CheckFree Holdings Corporation (a)                                                          416,702         5
Scott Companies, Inc.                                                                       132,158         2
Metagenics, Inc.                                                                            107,489         1
Ameriserve Food Distribution, Inc. (b)                                                       14,242
                                                        --------       ----              ----------       ----
                                                        $547,572       100%              $8,800,083       100%
                                                        ========       ====              ==========       ====

(a) Represents the Company's proportionate share of lease revenues from its equity investments

(b) Net of Corporate Property Associates 12 Incorporated's minority interest

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 6.  Equity Investments:

The Company holds interests in five entities at September 30, 1999 (and two at December 31, 1998) in which its ownership interest is 50% or less. All of the underlying investments were formed and are owned with affiliates that have similar investment objectives as the Company. The Company owns a 33.33% interest in an entity that in December 1998 purchased property and is net leased to Advanced Micro Devices, Inc.. The Company holds interests of 50%, 33.33% and 50% in entities that entered into net leases with Intesys Technologies, Inc., Compucom Systems, Inc. and CheckFree Holdings Corporation, respectively, during the nine-month period ended September 30, 1999 and an interest in a limited liability company that net leases a property to Etec Systems, Inc. ("Etec"). The interest in the Etec investment is a 49.99% interest in a building on the Etec property for which construction was completed in July 1999. Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, owns all remaining interests in the Etec property. Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                                      December 31, 1998          September 30,1999
                                                                    -----------------          -----------------

         Assets (primarily real estate)                                  $56,069                     $258,010
         Liabilities (primarily mortgage notes payable)                   16,276                      167,551
         Members' equity                                                  39,793                       90,459

                                                                                                 Nine Months Ended
                                                                                                 September 30,1999
                                                                                                 -----------------

         Revenues (primarily rental revenues)                                                        $ 15,306
         Expenses (primarily interest on mortgage and depreciation)                                     8,982
         Net income                                                                                     6,324


Note 7.  Acquisitions:

A. On July 19, 1999, the Company purchased land and building in Gardena, California for $6,282,723 and entered into a net lease with Scott Co. of California. The lease obligations of Scott are unconditionally guaranteed by its parent company, The Scott Companies, Inc. The Scott lease has an initial term of twenty years with three five-year renewal terms at Scott's option. Annual rent is $681,000 with rent increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI").

In connection with the purchase of the Scott property, the Company obtained $3,000,000 of limited recourse financing collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of interest and principal of $22,709 at an annual interest rate of 8.21%. The loan matures in August 2009 at which time a balloon payment will be due.

B. On August 18, 1999, the Company and CPA(R):12 formed two limited liability companies which entered into net leases for four properties with Ameriserve Food Distribution, Inc. ("Ameriserve") located in Burlington, New Jersey; Shawnee, Kansas; Grand Rapids, Michigan and Manassas, Virginia. The total cost of the transaction, including the funding of expansions and a build-to-suit facility is expected to amount to $55,779,445. The Company holds a 60% interest in the limited liability companies.

A new facility will be built at the Shawnee property and existing facilities will be expanded at the Burlington and Manassas properties. Completion of the projects is scheduled to occur no later than December 1, 2000. At the earlier of the completion of construction or December 1, 2000, a lease term of 20 years will commence, followed by two ten-year renewal terms at Ameriserve's option. The annual rent will be $5,769,073, subject to reduction if total project costs are less than $55,779,445. The leases provide for increases every three years based on a formula indexed to increases in the CPI. Ameriserve has purchase options that may be exercised at the end of the lease.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



In connection with the purchase of the Ameriserve properties, the Company and CPA(R):12 obtained limited recourse mortgage financing of $32,000,000 collateralized by the Ameriserve properties and lease assignments. The loans bear interest at an annual rate of 8.51% with combined monthly payments of interest and principal of $246,279 and based on a 30-year amortization schedule. The loans mature September 30, 2009 at which time balloon payments are scheduled.

C. On September 22, 1999, the Company purchased land and a multiplex movie theater under construction in Midlothian, Virginia for $6,029,580 and assumed a lease with Richmond I Cinema L.L.C. ("Richmond I"). The lease obligations of Richmond I are unconditionally guaranteed by Consolidated Theatres Holding, G.P. Total project costs for the Richmond I multiplex are estimated to amount to approximately $14,706,000. The target opening date for the multiplex is August 15, 2000.

Upon completion of the project, an initial lease term of 20 years will commence with two five-year renewal terms at Richmond I's option. Annual base rent will initially be $1,550,489 with scheduled rent increases of ten percent every five years during the initial lease term. Beginning with the third lease year, Richmond I will pay as additional rent a stated percentage of sales in excess of specific benchmark amounts. For the third through fifth lease year, the Company will be entitled to receive five percent of sales in excess of $8,500,000; for the sixth through tenth lease years five percent of sales in excess of $8,755,000 and six percent of sales in excess of $9,193,000 thereafter.

The Company obtained a limited recourse mortgage loan for up to $9,391,159 collateralized by a deed of trust and a lease assignment. The loan provides for annual interest at the sum of the monthly of the London Interbank Offered Rate and two percent and will initially convert to payments of interest only. Commencing on the earlier of the rent commencement date or September 30, 2000, the loan will convert to payments of interest and principal based on a 25-year amortization schedule. The loan is scheduled to fully amortize on October 1, 2025; however the lender, at its sole option, may call the loan on either October 1, 2007, 2014 or 2021. The outstanding balance on the loan at September 30, 1999 was $611,028

Consolidated Theatres L.L.C. ("Consolidated LLC"), an affiliate of Richmond I, granted the Company warrants for 110 Class A-Z units at an exercise price of $1,000 per unit and are exercisable at any time through September 20, 2019. There are currently 3,650 units of Consolidated LLC issued and outstanding.


Note 8.  Subsequent Events:

A. On October 15, 1999, the Company purchased two properties in Burbank and Los Angeles, California for $3,743,455 and entered into a net lease with Production Resource Group L.L.C. ("PRG"). The PRG lease has an initial term of 15 years with two five-year renewal terms at PRG's option. Annual rent is $393,250 with increases every two years based on a formula indexed to increases in the CPI. The Company had previously entered into a net lease with PRG in March 1999 for a property in Las Vegas, Nevada.

B. On November 1, 1999, the Company purchased a property in Columbia, Maryland for $22,855,080 and entered into a net lease with Amerix Corporation ("Amerix"). In addition, the Company entered into a commitment to fund an expansion of up to $3,500,000 of the existing office facility. The lease has an initial term ending 15 years after the earlier of the completion of the expansion or December 1, 2001 with two ten-year renewal terms at Amerix's option. Annual rent will initially be $2,197,475 and will increase by $355,250 upon completion of the expansion, subject to a reduction if the project costs for the expansion cost are less than $3,500,000. The lease provides for rent increases on the sixth anniversary of the lease and every three years thereafter based on a formula indexed to increases in the CPI, subject to a cap on the increase of 1.04% per annum.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



      The following information should be read in conjunction with the Corporate Property Associates 14 Incorporated's ("CPA(R):14,") condensed consolidated financial statements and notes thereto as of September 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in these statements or the objectives and plans of CPA(R):14 will be achieved.

RESULTS OF OPERATIONS:
----------------------

      CPA(R):14 was formed in June 1997 for the purpose of investing in net lease commercial and industrial real estate. During the fourth quarter of 1997, CPA(R):14 commenced an offering of up to 30,000,000 shares of common stock on a "best efforts" basis at a price of $10 per share. CPA(R):14 first issued shares on April 3, 1998, and the Company purchased its first property on June 29, 1998. Because CPA(R):14 has a limited operating history and has significantly increased its asset base since the initial property purchase, the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1999 are not comparable. CPA(R):14 is still raising capital and evaluating potential investments and will continue to acquire new properties for its real estate portfolio for the foreseeable future. Therefore, the operating results for the current three-month and nine-month periods are not expected to be indicative of future results. As the asset base continues to increase and the portfolio becomes more diversified, revenues and expenses will increase substantially. As new mortgage financing is obtained, interest expense will also increase substantially. Earnings from the Company's current holdings will increase because CPA(R):14 purchased investments in real estate leased to Intesys Technologies, Inc., Compucom Systems, Inc., Production Resource Group L.L.C., CheckFree Corporation, The Scott Companies, Inc., Ameriserve Food Distribution, Inc. and Amerix Corporation and completed build-to-suit projects leased to Metagenics, Inc. and Etec Systems, Inc. since December 31, 1998.

      Since the inception of its offering, CPA(R):14 has issued shares for $265,000,000. It is using this capital, net of offering costs, along with limited recourse financing to purchase a diversified real estate portfolio and to enter into long-term leases with corporate tenants on a net lease, single tenant basis. Under a net lease, a tenant is generally required to pay all operating expenses related to the leased property. The tenant's responsibility for operating expenses limits CPA(R):14's exposure to the effects of increases in real estate taxes, insurance and maintenance costs that are generally borne by landlords. The leases are generally structured to include rent increase provisions which have periodic, stated increases or are based upon increases in the Consumer Price Index.

FINANCIAL CONDITION:
--------------------

      Cash flow from operations and distributions from equity investments totalling $6,621,000 were sufficient to fund fully dividends of $6,019,000. Because the funds currently invested in build-to-suit projects under construction do not produce a return that is reflected in cash flow from operations, operating cash flow from the current portfolio is lower than if the funds used for these investments had been used to purchase completed projects. CPA(R):14 believes that the build-to-suit projects in its portfolio, including the commitments at the CheckFree, Builders Supply and Lumber Company, Consolidated Theatres Holdings G.P., Ameriserve and Amerix properties, will provide greater long-term results than other potential investments that it evaluated. CPA(R):14's intention to fund fully dividends from its operating cash flow and equity investment distributions. In order to meet this objective, CPA(R):14 will need to invest in real estate. CPA(R):14 believes that to meet long-term objectives, it is necessary to analyze proposed transactions prudently and deliberately and to invest its funds with long-term diversification and return considerations in mind.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -------------------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
            ---------------------------------------------------------


      Investing activities consisted of using approximately $100,000,000 for the purchase of the equity interests in Intesys, Compucom and CheckFree, to fund the build-to-suit projects on the Metagenics, Etec, Builders Supply, CheckFree and Consolidated Theatres properties and to purchase the Scott, Ameriserve and Production Resource Group properties. As of September 30, 1999, CPA(R):14 had approximately $106,000,000 of cash available for investment. Since September 30, 1999, CPA(R):14 has used approximately $26,600,000 to purchase properties net leased to Amerix Corporation and additional properties net leased to Production Resource Group.

      In addition to paying dividends, CPA(R):14's financing activities included raising new equity capital of $133,745,000, net of costs, and obtaining limited recourse mortgage loans of $48,411,000. CPA(R):14 also received $6,996,000 from an affiliate to fund its 40% equity interest in the Ameriserve properties. CPA(R):14 has also filed a registration statement with the U.S. Securities and Exchange Commission for a public offering of up to 40,000,000 shares of common stock on a "best efforts" basis at a price of $10 per share. The offering will commence after the completion of the current offering which is scheduled to conclude on November 22, 1999.

YEAR 2000 ISSUES:
-----------------

      The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. CPA(R):14 has no information technology systems of its own, but is dependent upon systems maintained by an affiliate of its Advisor, and certain other third parties including banks and its transfer agent.

      CPA(R):14 and its affiliates have been evaluating their readiness relating to Year 2000 issues since 1998. The affiliates' core information technology systems used in administering CPA(R):14's business operations have been upgraded or replaced, as needed, to become Year 2000 compliant. These systems include desktop computers, network servers, operating systems and applications software. A new, compliant, integrated accounting and asset management system is currently being installed and the accounting component is currently functional. Compliance of these systems with Year 2000 requirements has been determined through a combination of internal testing, where feasible, and vendor representations. Non-core information technology systems have been reviewed for compliance with Year 2000 requirements. Such systems, although not critical to the Company's business operations, are expected to be substantially upgraded or replaced before the end of 1999. Management believes that substantially all costs related to Year 2000 compliance and remediation have been incurred.

      CPA(R):14 has contacted and is evaluating documentation from its critical third party vendors and suppliers including banks, transfer agents and telecommunications service providers regarding their Year 2000 compliance. The responses received have generally been positive although CPA(R):14 cannot be assured that these providers have adequately considered the impact of Year 2000 issues on their systems.

      CPA(R):14 has contacted its tenants regarding Year 2000 readiness and emphasized the need to address Year 2000 issues. Generally, tenants are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, CPA(R):14 believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by tenants rather than CPA(R):14. The major risk is that Year 2000 issues have such an adverse effect on the financial condition of a tenant that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, CPA(R):14 may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

      CPA(R):14 will continue to monitor critical third party vendors and suppliers to determine its vulnerability to potential disruptions caused by Year 2000 issues. Limited scope contingency plans are currently being developed to address potential disruptions of a temporary nature that may affect CPA(R):14. Because it is not possible to anticipate all of the possible disruptions that may be caused by Year 2000 events, there can be no assurance that CPA(R):14 will not be adversely affected if such disruptions occur.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

      Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      --------------------------------------------------------------------






         As of September 30, 1999 the Company has limited recourse mortgage notes payable of $47,765,669 that bears interest at fixed-rates and $611,028 at a variable rate. The variable rate loan was obtained on September 22, 1999. The carrying amount of the mortgage notes payable approximates fair value. As of September 30, 1999 the Company had no other material exposures to market risk.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES



                                     PART II
                                     -------



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         During the quarter ended September 30, 1999 the Company submitted to the vote of the Security Holders, the election of directors and the approval of an offering of common stock. The following directors were elected for a one-year term:

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

         An amendment to the Company's Certificate of Incorporation was approved which increased the shares of common stock the Company is authorized to issue from 60,000,000 to 120,000,000.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES



                               PART II (Continued)
                               -------------------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced February 2, 1996 (File # 33-31437) is as follows as of September 30, 1999:

                   Shares registered:                                                  30,000,000

                   Aggregate price of offering amount registered:                    $300,000,000

                   Shares sold:                                                        26,494,803

                   Aggregated offering price of amount sold:                         $264,948,035

                   Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                      owning ten percent or more of any class of equity
                      securities of the issuer and to affiliates of
                      the issuer:                                                    $  3,298,175

                   Direct or indirect payments to others:                            $ 22,386,973

                   Net offering proceeds to the issuer after
                      deducting expenses:                                            $239,262,887

                   Purchases of real estate:                                         $178,857,824

                   Working capital reserves:                                         $  2,649,480

                   Temporary investments in cash and cash
                      equivalents:                                                   $ 57,755,583


         (b)      Reports on Form 8-K:

                  During the quarter ended September 30, 1999, the Company not required to file any reports on form 8-K.

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

                            CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                          AND SUBSIDIARIES




    11/09/99                     By:  /s/ John J. Park
    --------                          ----------------------------------------
     Date                               John J. Park
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



    11/09/99                     By:  /s/ Claude Fernandez
    --------                          ----------------------------------------
     Date                               Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)