Form 10-K405
period 1999-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2000-04-11
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                      For the year ended DECEMBER 31, 1999

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


CPA(R):14 has no active market for common stock at March 31, 2000. Non-affiliates held 32,733,601 shares of common stock, $.001 Par Value outstanding at March 31, 2000.

                                     PART I

Item 1.  Business.

         Corporate Property Associates 14 Incorporated ("CPA(R):14") is a Real Estate Investment Trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 1999, CPA(R):14's portfolio consisted of 26 properties leased to 19 tenants and totaling more than 4.6 million square feet.

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

         - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

         - covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

         - indemnification of CPA(R):14 for environmental and other liabilities;

         -        guarantees from parent companies or other entities.

         CPA(R):14 was formed as a Maryland corporation on June 4, 1997. Between November 1997 and December 1999, CPA(R):14 sold a total of 29,440,594 shares of common stock for a total of $294,405,940 in gross offering proceeds. These proceeds are being combined with limited recourse mortgage debt to acquire a portfolio of properties. In November 1999, CPA(R):14 commenced a second public offering of 40,000,000 shares of common stock at $10 per share on a "best efforts" basis. As a real estate investment trust, CPA(R):14 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

         Carey Property Advisors, CPA(R):14's Advisor, provides both strategic and day-to-day management for CPA(R):14, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Property Advisors also provides office space and other facilities for CPA(R):14. Carey Property Advisors has dedicated senior executives in each area of its organization so that CPA(R):14 functions as a fully integrated operating company. CPA(R):14 pays asset management fees to Carey Property Advisors and pays certain transactional fees. CPA(R):14 also reimburses Carey Property Advisors for certain expenses. Carey Property Advisors also serves in this capacity for Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated ("CIP(R)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). On November 29, 1999, the Board of Directors of CPA(R):14 approved a pending change of control of Carey Property Advisors. If the change in control is effectuated, Carey Property Advisors will become a wholly-owned subsidiary of W.P. Carey & Co. LLC (currently known as Carey Diversified LLC), a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC" ("CDC" prior to the change of control). This change of control will be completed upon the approval of the shareholders of Carey Diversified LLC.

         CPA(R):14's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of March 31, 2000, CPA(R):14 had no employees. An affiliate of Carey Property Advisors employs 20 individuals who perform services for CPA(R):14.


BUSINESS OBJECTIVES AND STRATEGY

         CPA(R):14's objectives are to:

         - pay quarterly dividend at an increasing rate that for taxable shareholders are partially free from current taxation;

         - purchase and own a portfolio of real estate that will increase in value; and

         - increase the equity in its real estate by making regular mortgage principal payments.

         CPA(R):14 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CPA(R):14 's portfolio is diversified by geography, property type and by tenant.


RECENT DEVELOPMENTS

         On February 3, 1999,through a 50% interest in a limited liability company which CPA(R):14 formed with CPA(R):12, the Company acquired an interest in land and buildings in Gilbert, Arizona and entered into a net lease with Intesys Technologies, Inc. The total purchase price of the building was $23,560,000. The Intesys lease has an initial term of 20 years with two ten-year renewal options at the tenant's option. The lease provides for annual rent of $2,274,750. There are rent increases every three years based on increases in the Consumer Price Index ("CPI") with increases capped at 9%.

         On March 31, 1999, CPA(R):14 and two affiliates, CPA(R):12 and CIP(R) through a newly-formed entity, in which CPA(R):14 and the two affiliates each own 1/3 interests, purchased land and building in Dallas, Texas for $39,790,500 and entered into a net lease with Compucom Systems, Inc. The Compucom Systems lease has an initial term of 20 years with two five-year renewal terms at Compucom's option. The lease initially provides for annual rent of $3,914,000 with rent increases every three years based on a formula indexed to increases in the CPI, with each increase capped at 13.3%. In connection with the purchase, the jointly-owned entity obtained a limited recourse mortgage loan of $23,000,000. The loan is collateralized by the Compucom property and an assignment of the Compucom lease and bears interest at an annual interest rate of 7.215% with monthly payments of interest and principal of $165,727 based on a 25-year amortization schedule. The loan matures in April 2009 when a balloon payment will be due. A prepayment premium will apply if the loan is prepaid prior to six months before maturity.

         On June 3, 1999, CPA(R):14 and Carey Diversified LLC, an affiliate, both through 50% ownership interests in a limited liability company purchased land and building in Norcross, Georgia for $30,785,340 and assumed existing net leases with CheckFree Corporation, Inc. CheckFree's lease obligations have been unconditionally guaranteed by its parent company, CheckFree Holdings, Inc. The CheckFree leases have remaining terms through December 31, 2015. The annual combined rent on the leases is currently $2,564,321. The annual rent on the land lease with CheckFree provides for annual rent of $76,577 with stated rent increases effective January 2000, 2005 and 2010. Annual rent on the building lease is $2,487,744 with rent increases scheduled for January 2004 and each year thereafter based on a formula indexed to increases in the CPI, capped at 2.5% per year. The purchase of the CheckFree property was financed with a limited recourse mortgage loan of $15,800,000 collateralized by a deed of trust on the CheckFree property and lease assignments. The loan bears interest at an annual variable rate of interest equal to the sum of the London InterBank Offered Rate and 2.5% and provides for scheduled principal payments that approximate a twenty-five year amortization schedule. The loan is scheduled to mature on June 1, 2006 at which time a balloon payment will be due. The loan is prepayable at any time without premium. CPA(R):14 and CDC also assumed an existing agreement to construct an additional office building at the CheckFree property on a build-to-suit basis at a cost not to exceed $11,060,745. Upon completion of construction, which is scheduled for June 2000, CheckFree's annual rent will increase by approximately $1,550,000.

         On June 29, 1999, CPA(R):14 purchased a property in Harrisburg, North Carolina for $7,805,807 upon which a build-to-suit facility was constructed and net leased to Builders' Supply and Lumber Co., Inc ("Builders' Supply"). The lease has an initial lease term of twenty years at an annual rent initially of $760,000 with rent increases each year based on a formula indexed to increases in the CPI, capped at 2% per year. The lease provides for a renewal term of ten years at the option of Builders' Supply.

         On July 19, 1999, CPA(R):14 purchased land and building in Gardena, California for $6,282,723 and entered into a net lease with Scott Co. of California. The lease obligations of Scott are unconditionally guaranteed by its parent company, The Scott Companies, Inc. The Scott lease has an initial term of twenty years with three five-year renewal terms at Scott's option. Annual rent is $681,000 with rent increases every three years based on a formula indexed to increases in CPI. In connection with the purchase of the Scott property, CPA(R):14 obtained $3,000,000 of limited recourse financing collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of interest and principal of $22,709 at an annual interest rate of 8.21%. The loan matures in August 2009 at which time a balloon payment will be due.

         On August 18 1999, CPA(R):14 and Corporate Property Associates 12, formed two limited liability companies which entered into net leases for four properties with Ameriserve Food Distribution, Inc. located in Burlington, New Jersey; Shawnee, Kansas; Grand Rapids, Michigan and Manassas, Virginia. The total cost of the transaction, including the funding of expansions and a build-to-suit facility is expected to amount to $55,779,445. CPA(R):14 holds a 60% interest in the limited liability companies. A new facility will be built at the Shawnee property and existing facilities will be expanded at the Burlington and Manassas properties. Completion of the projects is scheduled to occur no later than December 1, 2000. At the earlier of the completion of construction or December 1, 2000, a lease term of 20 years will commence, followed by two ten-year renewal terms at Ameriserve's option. The annual rent will be $5,769,073, subject to reduction if total project costs are less than $55,779,445. The leases provide for increases every three years based on a formula indexed to increases in the CPI. Ameriserve has purchase options that may be exercised at the end of the lease. In connection with the purchase of the Ameriserve properties, the limited liability companies obtained limited recourse mortgage financing of $32,000,000 collateralized by the Ameriserve properties and lease assignments. The loans bear interest at an annual rate of 8.51% with combined monthly payments of interest and principal of $246,279 and based on a 30-year amortization schedule. The loans mature September 30, 2009 at which time balloon payments will be due. In February 2000, Ameriserve filed for bankruptcy protection under Chapter 11 of the bankruptcy code in the Bankruptcy Court for the District of Delaware. As of March 31, 2000, Ameriserve is current in its payment obligations to CPA(R):12 and CPA(R):14, however there is no assurance that this will continue and it is possible that the leases could be terminated as a result of a plan of reorganization.

         On September 22, 1999, CPA(R):14 purchased land and a multiplex movie theater under construction in Midlothian, Virginia for $6,029,580 and assumed a lease with Richmond I Cinema L.L.C. ("Richmond I"). The lease obligations of Richmond I are unconditionally guaranteed by Consolidated Theatres Holding, G.P. Total project costs for the Richmond I multiplex are estimated to amount to approximately $14,706,000. The target opening date for the multiplex is August 15, 2000. Upon completion of the project, an initial lease term of 20 years will commence with two five-year renewal terms at Richmond I's option. Annual base rent will initially be $1,550,489 with scheduled rent increases of ten percent every five years during the initial lease term. Beginning with the third lease year, Richmond I will pay as additional rent a stated percentage of sales in excess of specific benchmark amounts. For the third through fifth lease year, CPA(R):14 will be entitled to receive five percent of sales in excess of $8,500,000; for the sixth through tenth lease years five percent of sales in excess of $8,755,000 and six percent of sales in excess of $9,193,000 thereafter. CPA(R):14 obtained a limited recourse mortgage loan for up to $9,391,159 collateralized by a deed of trust and a lease assignment. The loan provides for annual interest at the sum of the monthly London Interbank Offered Rate and two percent and will initially convert to payments of interest only. Commencing on the earlier of the rent commencement date or September 30, 2000, the loan will convert to payments of interest and principal based on a 25-year amortization schedule. The loan is scheduled to fully amortize on October 1, 2025; however the lender, at its sole option, may call the loan on either October 1, 2007, 2014 or 2021. The outstanding balance on the loan at September 30, 1999 was $611,028

         On October 15, 1999, CPA(R):14 purchased two properties in Burbank and Los Angeles, California for $3,743,455 and entered into a net lease with Production Resource Group L.L.C. The PRG lease has an initial term of 15 years with two five-year renewal terms at PRG's option. Annual rent is $393,250 with increases every two years based on a formula indexed to increases in the CPI. CPA(R):14 had previously entered into a net lease with PRG for a property in Las Vegas, Nevada.

         On November 1, 1999, CPA(R):14 purchased a property in Columbia, Maryland for $22,855,080 and entered into a net lease with Amerix Corporation. In addition, CPA(R):14 entered into a commitment to fund an expansion of up to $3,500,000 of the existing office facility. The lease has an initial term ending 15 years after the earlier of the completion of the expansion or December 1, 2001 with two ten-year renewal terms at Amerix's option. Annual rent will initially be $2,197,475 and will increase by $355,250 upon completion of the expansion, subject to a reduction if the project costs for the expansion cost are less than $3,500,000. The lease provides for rent increases on the sixth anniversary of the lease and every three years thereafter based on a formula indexed to increases in the CPI, subject to a cap on the increase of 1.04% per annum.

                  On November 18, 1999, CPA(R):14 purchased land and a property in Dallas, Texas, and land and two properties in Greenville, Texas for $20,484,168 and entered into a master net lease with Atrium Companies, Inc. The Atrium lease has an initial term of twenty years and eight months at an annual rent of $2,075,000, with rent increases at the end of the fifth lease year and every two years thereafter based on a formula indexed to increases in the CPI. The first rent increase is capped at a maximum of 12.5% and each increase thereafter is capped at a maximum of 5%. The lease provides Atrium with purchase options on the 15th and 20th lease anniversaries with such option exercisable at the greater of (i) acquisition cost plus any prepayment premium on any existing mortgage loan (ii) and fair market value, as defined. CPA(R):14 also purchased a fourth property in Wylie, Texas on which a building is being constructed on a build-to-suit basis. The total purchase price and construction costs are expected to be $8,381,675 with Atrium having the obligation to fund any additional costs necessary to complete the project. Upon the earlier of completion and August 1, 2000, a lease term of 20 years will commence at an annual rent in an amount equal to CPA(R):14's total project costs multiplied by 10.75%, with rent increases every two years based on increases in the CPI with each increase capped at a maximum of 5%. On January 4, 2000, CPA(R):14 obtained a $13,123,000 limited recourse mortgage loan collateralized by a deed of trust and a lease assignment on the Dallas and Greenville properties. The loan provides for monthly interest only payments, at an annual interest rate of 8.7%, for the first twelve months, commencing February 2000, with monthly principal and interest payments of $102,786, thereafter. The loan matures on January, 2010 at which time a balloon payment is scheduled.

                  On December 29, 1999, CPA(R):14 purchased land and building in Salt Lake City, Utah, assumed an existing lease guaranteed by Fitness Holdings Worldwide, Inc. and entered into an agreement to fund an expansion at the Fitness Holdings property. The purchase price and the costs of construction are $5,016,367 with Fitness Holdings having the obligation to fund any excess costs necessary to complete the project. Upon the earlier of completion or May 14, 2000, a lease term of twenty years will commence with annual rent under the Fitness Holdings lease of $526,969 and three five-year renewal options. The lease provides for rent increases commencing in the third lease year and every two years thereafter with such increases based on a formula indexed to the CPI with each increase capped at a maximum of 4%.

         In February 1998, CPA(R):14 entered into an agreement with Corporate Property Associates 12 Incorporated ("CPA(R):12") to form a limited liability company for the purpose of taking an ownership interest in a CPA(R):12 property in Heyward, California leased to Etec Systems, Inc. Under the agreement, CPA(R):14 agreed to advance funds necessary to represent a 49.99% interest in a new building being constructed on the Etec property at a cost of up to $52,356,000. Under the agreement, CPA(R):12 contributed its existing interest in the property and committed to fund the remaining amounts necessary to complete the new building. CPA(R):14 will share in the economic interests of the new improvements only and will not be entitled to any of the economic interests of the existing buildings. The new building was completed in July 1999 with annual rent applicable to the new improvements of approximately $5,727,000. The Etec lease has an initial term through May 2014 with three five-year renewals at Etec's option. The limited liability company subsequently has obtained a commitment for $30,000,000 of limited recourse mortgage financing on the new building. The mortgage loan will provide for monthly payments of principal and interest based on a 20-year amortization schedule and an annual interest rate of 7.11%.


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

Carey Property Advisors' strategy in structuring its net lease investments for CPA(R):14 is to:

         - combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

         -        enhance current returns by utilizing varied lease structures;

         - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

         - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

FINANCING STRATEGIES

         Consistent with its investment policies, CPA(R):14 is using leverage when available on favorable terms. Carey Property Advisors intends to continually seek opportunities and consider alternative financing techniques to finance properties not currently subject to debt and, in the future will seek opportunities to refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

         In analyzing potential acquisitions, Carey Property Advisors reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CPA(R):14's acquisition criteria. The aspects of a transaction which are reviewed and structured by Carey Property Advisors include the following:

         - Tenant Evaluation. Carey Property Advisors subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. Carey Property Advisors seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, CPA(R):14 can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CPA(R):14's properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). Carey Property Advisors may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CPA(R):14 with additional financial security.

         - Leases with Increasing Rents. Carey Property Advisors seeks to include clauses in CPA(R):14's leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. CPA(R):14 seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

         - Properties Important to Tenant Operations. Carey Property Advisors, on behalf of CPA(R):14, generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. CPA(R):14 believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. Carey Property Advisors also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, CPA(R):14 can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

         - Lease Provisions that Enhance and Protect Value. When appropriate, Carey Property Advisors attempts to include provisions in CPA(R):14's leases that require CPA(R):14's consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables CPA(R):14 to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to CPA(R):14 or could reduce the value of CPA(R):14's properties.

         - Diversification. Carey Property Advisors tries to diversify CPA(R):14's portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, CPA(R):14 reduces the adverse effect on CPA(R):14 of a single underperforming investment or a downturn in any particular industry or geographic location.

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

         The following people serve on the Investment Committee:

         - George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) Programs for over 20 years.

         - Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

         - Nathaniel S. Coolidge previously served as Senior Vice President - Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing $21 billion of fixed income investments for Hancock, its affiliates and outside clients.

         - Lawrence R. Klein is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies. Dr. Klein serves as an alternate member of the Investment Committee

ASSET MANAGEMENT

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

         CPA(R):14 operates in one industry segment, investment in net leased real property. For the year ended December 31, 1998, Advanced Micro Devices, Inc. Best Buy Co., Inc. and Etec Systems, Inc. represented 24%, 14% and 12%, respectively of total operating revenue of CPA(R):14. No other lessee represented 10% or more of operating revenue, Advanced Micro Devices, Best Buy and Etec are publicly-traded companies which file annual and quarterly reports with the U.S. Securities and Exchange Commission.

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

WE DEPEND ON MAJOR TENANTS

         Revenues from several of our tenants and/or their guarantors may constitute a significant percentage of our consolidated rental revenues. As of December 31, 1999, CPA(R):14 had nineteen tenants. Although the number of tenants will increase, a small number of tenants may continue to represent a significant percentage of revenues. The default, financial distress or bankruptcy of any of the tenants of such properties could cause interruptions in the receipt of lease revenues from such tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property. Upon the expiration of the leases that are currently in place with respect to these properties, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

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

WE MAY NOT BE ABLE TO REFINANCE BALLOON PAYMENT ON MORTGAGE DEBT

         A significant number of the properties we leverage with debt will be subject to mortgages with balloon payments. Our ability to make such balloon payments will depend upon our ability either to refinance the mortgage related thereto, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. In October 2007, a mortgage loan may be called at the option of the lender. Six mortgage loans, obtained in 1999, have balloon payments scheduled in 2009.

WE MAY BE UNABLE TO RENEW LEASES OR RE-LET VACATED SPACES

         We will be subject to the risks that, upon expiration of leases, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our properties or if the rental rates upon such re-letting were significantly lower than current rates, our net income and ability to make expected distributions to our shareholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. Within the next five years our lease with Best Buy Co., Inc. is scheduled to expire. This lease currently represents 14% of our current annualized revenue.

WE ARE SUBJECT TO POSSIBLE LIABILITY RELATING TO ENVIRONMENTAL MATTERS

         We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CPA(R):14:

         - Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

         - Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

         - Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

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

WE MAY SUFFER UNINSURED LOSSES

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

THE VALUE OF OUR REAL ESTATE IS SUBJECT TO FLUCTUATION

         We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

                  - Adverse changes in general or local economic conditions;

                  - Changes in supply of or demand for similar or competing properties;

                  -        Changes in interest rates and operating expenses;

                  -        Competition for tenants;

                  -        Changes in market rental rates;

                  - Inability to lease properties upon termination of existing leases;

                  -        Renewal of leases at lower rental rates;

                  - Inability to collect rents from tenants due to financial hardship, including bankruptcy;

                  - Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;

                  -        Uninsured property liability;

                  -        property damage or casualty losses;

                  - Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and

                  - Acts of God and other factors beyond the control of our management.

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

YEAR 2000 ISSUES.

         In 1999, CPA(R):14 and its affiliates formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. CPA(R):14 experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. The impact of the year 2000 issues on the company will continue to depend on the way the issues have been addressed by third parties that provide services to CPA(R):14. To date, CPA(R):14 has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems, if any arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

Item 2.       Properties.

    The following table provides certain information with respect to the Company's properties as of March 31, 1999:

                                                  Current     Rent
  Tenant/Guarantor                Square          Annual       Per               Ownership           Initial
Location of Properties            Footage        Rent (1)     Foot               Interest             Term
----------------------            -------        --------     ----               --------             ----
ETEC SYSTEMS, INC.                                                         Ownership of an           May
    Hayward, CA                   142,000       $2,872,690   40.47         interest in a limited     2014
                                                                           liability company
                                                                           owning land and
                                                                           buildings

BURLINGTON MOTOR                                                           100%                      June
CARRIERS, INC.                                                                                       2018
    Daleville, IN                 106,352          792,000    7.45

BEST BUY CO., INC.                                                         100%                      January
    Torrance, CA                  102,470        1,741,990   17.00                                   2005

METAGENICS                                                                 100%                      August
INCORPORATED                                                                                         2011
    San Clemente, CA               88,070        1,109,280   12.60

THE BENJAMIN                                                               100%                      November
ANSEHL COMPANY                                                                                       2013
    St. Louis, MO                 154,760          649,750    4.20

CONTRAVES                                                                  100%                      November
BRASHEAR                                                                                             2013
SYSTEMS, L.P.
    Pittsburgh, PA                146,103          643,750    4.41

ADVANCED MICRO                                                             Ownership of a            December
DEVICES, INC.                                                              33 1/3% interest in       2018
    Sunnyvale, CA                 362,000        3,048,500   25.27 (2)     a limited liability
                                                                           company owning
                                                                           land and buildings

INTESYS                                                                    Ownership of a 50%        February
TECHNOLOGIES, INC.                                                         interest in a limited     2019
    Gilbert, AZ                   243,370        1,137,375    9.35 (2)     liability company
                                                                           owning land and
                                                                           buildings

FITNESS HOLDINGS                                                           100%                      June
WORLDWIDE, INC.                                                                                      2020
    Salt Lake City, UT             36,851
    (under construction)

WEST UNION                                                                 100%                      January
CORPORATION                                                                                          2015
    Tempe, AZ                     116,922
    (under construction)

BARJAN PRODUCTS                                                            100%                      February
L.L.C.                                                                                               2016
    Rock Island, IL               241,950
    (under construction)

                                                 Current     Rent
  Tenant/Guarantor               Square          Annual       Per               Ownership             Initial
Location of Properties           Footage        Rent (1)     Foot               Interest               Term
----------------------           -------        --------     ----               --------               ----
STELLEX                                                                    100%                      March
TECHNOLOGIES, INC.                                                                                   2020
    North Amityville, NY          228,000
    Valencia, CA                   53,889
                                ---------
                                  281,889
    (under construction)

CHECKFREE                                                                  Ownership of a 50%        December
CORPORATION, INC.                                                          interest in a limited     2015
    Norcross, GA                  178,584        1,243,872   13.93         liability company

AMERISERVE FOOD                                                            Ownership of a 60%        August
DISTRIBUTION, INC.                                                         interest in two limited   2020
    Burlington, NJ                184,819                                  liability companies
    Shawnee, KS                   244,272
    Grand Rapids, MI              176,941
    Manassas, VA                  100,337
                                ---------
                                  706,369        2,536,262    5.98

COMPUCOM                                                                   33 1/3% interest,         March
SYSTEMS, INC.                                                              remaining interest        2020
    Dallas, TX                    497,714        1,304,667    7.86         owned by CIP(R)
                                                                           And CPA(R):12

PRODUCTION
RESOURCE
GROUP LLC
    Las Vegas, NV                 127,796          884,000    6.92         100%                      March
                                                                                                     2014
    Burbank, CA                    17,020                                  100%                      November
    Los Angeles, CA                47,216                                                            2014
                                ---------
                                   64,236          393,250    6.12
BUILDERS SUPPLY                                                            100%                      November
AND LUMBER CO., INC.                                                                                 2019
    Harrisburg, NC                112,000          760,000    6.79

SCOTT CO OF                                                                100%                      August
CALIFORNIA                                                                                           2019
    Gardenia, CA                   87,693          681,000    7.77

CONSOLIDATED                                                               100%                      (3)
THEATERS
HOLDING, G.P.
    Midlothian, VA                 88,000
    (under construction)

AMERIX CORPORATION                                                          100%                     December
    Columbia, MD                  159,577                                                            2014
    (under construction)

ATRIUM                                                                     100%                      July
COMPANIES, INC.                                                                                      2020
    Dallas, TX                    539,017
    Greenville, TX                462,463
    Wylie, TX                     207,000
                                ---------
(under construction)            1,208,480        2,075,000    2.07


(1)      Does not include properties under construction.

(2) This figure represents the rent per square foot of the property when combined with rents payable to co-owners.

(3)      Twenty year term commencing at the end of the construction period.

Item 3.  Legal Proceedings.

                  As of the date hereof, CPA(R):14 is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  No matter was submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                  Information with respect to CPA(R):14's common equity is hereby incorporated by reference to page 21 of the Company's Annual Report contained in Appendix A.


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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

                  Approximately $47,656,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999 was the sum of LIBOR and 2%.

(in thousands)

                      2000         2001          2002          2003          2004       Thereafter      Total      Fair Value
                      ----         ----          ----          ----          ----       ----------      -----      ----------
Fixed rate         $   413       $   466       $   505       $   548       $   585       $45,139       $47,656      $46,687

Average
   interest
   rate               7.66%         6.61%         6.59%         6.58%         6.55%        8.14%

Variable rate           25           107           118           129           141           975         1,495        1,495

As of December 31, 1999, CPA(R):14 had no other material exposure to market risk.

Item 8.   Financial Statements and Supplementary Data.

                  The following consolidated financial statements and supplementary data of CPA(R):14 are hereby incorporated be reference to pages 5 to 18 of CPA(R):14's Annual Report contained in Appendix A:

(i)      Report of Independent Accountants

(ii)     Consolidated Balance Sheets at December 31, 1997, 1998 and 1999.

(iii) Consolidated Statements of Operations for the period from Inception (June 4, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999.

(iv) Consolidated Statements of Shareholders' Equity for the period from Inception (June 4, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999.

(v) Consolidated Statements of Cash Flows for the period from Inception (June 4, 1997) to December 31, 1997 and for the years ended December 31, 1998 and 1999.

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

                  The following consolidated financial statements are filed as a part of this Report:

    Report of Independent Accountants.

    Consolidated Balance Sheets, December 31, 1998 and 1999.

    Consolidated Statements of Operations for the period from Inception (June 4,
    1997) to December 31, 1997 and the years ended December 31, 1998 and 1999.

    Consolidated Statements of Shareholders' Equity for the period from Inception (June 4, 1997) to December 31, 1997 and the years ended December 31, 1998 and 1999.

    Consolidated Statements of Cash Flows for the period from Inception (June 4,
    1997) to December 31, 1997 and the years ended December 31, 1998 and 1999.

    Notes to Consolidated Financial Statements.

    The consolidated financial statements are hereby incorporated by reference to pages 5 to 18 of the Company's Annual Report contained in Appendix A.


    (a)  2.       Financial Statement Schedule:

                  The following schedules are filed as a part of this Report:

                  Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999.

                  Schedule III of Registrant is contained on pages 22 to 24 of this Form 10-K.

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

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ---------
3.1        Articles of Amendment and Restatement.                                       Exhibit 3(A) to Registration
                                                                                        Statement (Form S-11)
                                                                                        No. 333-76761

3.2        Amended Bylaws of Registrant.                                                Exhibit 3(B) to Registration
                                                                                        Statement (Form S-11)
                                                                                        No. 333-31437

10.1       Amended Advisory Agreement .                                                 Exhibit 10.1 to Registration
                                                                                        Statement (Form S-11)
                                                                                        No. 333-31437

10.1(2)    Lease Agreement date July 27, 1998 by and between Best (CA)                  Exhibit 10.1 to Registrant's Form
                                                                                        8-K Dated February 2, 1999

10.2       Lease Agreement dated July 27, 1998 by and between Best                      Exhibit 10.1 to Registrant's Form
           (CA) QRS 14-4, as Landlord, and Best Buy Co. Inc., as Tenants.               8-K dated February 2, 1999

10.2(2)    Lease Agreement dated July 27, 1998 by and between Best (CA)                 Exhibit 10.2 (2) to Registration
           QRS 14-4, as Landlord, and Best Co. Inc., as Tenants                         Statement (Form S-11)
                                                                                        No. 333- 76761

10.2(3)    Lease Agreement dated July 27, 1998 by and between Best (CA)                 Exhibit 10.2 (3) to Registrant's
           QRS 14-4, as Landlord, and Best Co. Inc., as Tenants.                        Form Post AM dated
                                                                                        April 19, 1999

10.2(4)    Lease Agreement date July 27, 1998 by and between Best (CA)                 Exhibit 10.2 to Registrant's Form
           QRS 14-4, as Landlord, and Best Buy Co. Inc. as Tenants.                     10-k for the year ended December
                                                                                        31, 1998, dated March 30, 1999

10.2(5)    Lease Agreement date February 3, 1998 by and between ESI (CA)                Exhibit 10.2 to Registrant's Form
           QRS 12-6 INC., as Landlord and Etec Systems, Inc. as Tenant                  8-K dated February 2, 1999

10.3(2)    Lease Agreement dated February 2, 1998 by and between ESI                    Exhibit 10.3(2) to Registration
           (CA) QRS 12-6, as Landlord, and Etec Systems, Inc., as Tenants.              Statement (Form S-11) No
                                                                                        333- 76761

10.3(3)    Lease Agreement dated February 2, 1998 by and between ESI                    Exhibit 10.3(3). to Registrant's
           (CA) QRS 12-6, as Landlord, and Etec Systems, Inc., as                       Post Effective Amendment Tenants.
                                                                                        to Form S-11 Dated April 19, 1999


10.3(4)    Lease Agreement date February 3, 1998 by and between ESI                     Exhibit 10.3 to Registrant's Form
           (CA) QRS 12-6 Inc., as Landlord and ETEC Systems, Inc.,                      10-K for the year ended December
           February 2, 1999                                                             31, 1998. dated March 30, 1999

10.3 (5)   Lease Agreement date July 29, 1998 by and between META (CA)                  Exhibit 10.3 to Registrant's form
           QRS 14-16, as Landlord, and Metagenics Incorporated, as Tenants              8-K dated February 2, 1999

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ---------
10.4       Lease Agreement dated July 29, 1998 by and between META                      Exhibit 10.3 to Registrant's
           (CA) 14-16, as Landlord, and Metagenics Incorporated, as QRS                 Form 8-K dated February 2, 1999
           Tenants.

10.4(2)    Lease Agreement dated July 29, 1998 by and between META (CA)                 Exhibit 10.4(2) to Registration
           QRS 14-16, as Landlord, and Metagenics Incorporated, as Tenants.             Statement (Form S-11)
                                                                                        No. 333- 76761

10.4(3)    Lease Agreement dated July 29, 1998 by and between META (CA)                 Exhibit 10.4 (3) to Registrant's
           QRS 14-16, as Landlord, and Metagenics Incorporated, as                      Post Effective Amendment No. 2
           Tenants.                                                                     to Form S-11 dated April 19, 1999

10.4(4)    Lease Agreement date July 29, 1998 by and between META (CA)                  Exhibit 10.4 to Registrant's Form
           QRS 14-6, as Landlord and Metagenics Incorporated as Tenants                 For the year ended December 31,
                                                                                        1999, dated March 30, 1999

10.4 (5)   Lease Agreement dated July 30, 1998 by and between TRUCK (IN)                Exhibit 10.4 to
           QRS 14-3, INC., as Landlord, and Burlington Motor                            Registrant's Form 8-K
           Carrier as, Tenants.                                                         dated February 2, 1999

10.5(2)    Lease Agreement dated July 30, 1998 by and between TRUCK                     Exhibit 10.5 (2)
           (IN) QRS 14-3, as Landlord, and Burlington Motor Carrier Inc.,               (Form S-11)
           as Tenants.                                                                  No. 333- 76761

10.5(3)    Lease Agreement dated July 30, 1998 by and between TRUCK                     Exhibit 10.5 to Registrant's
           (IN) QRS 14-3, as Landlord, and Burlington Motor Carrier                     Post Effective Amendment No. 2
           as Tenants.                                                                  dated April 19, 1999

10.5(4)    Lease Agreement dated July 30, 1998 by and between TRUCK                     Exhibit 10.5 to Registrant's Form
           (IN) QRS 14-3, INC., as Landlord, and Burlington Motor Carrier               10-K for the year ended December
           Inc., as Tenants.                                                            31, 1998, dated March 30, 1999

10.5(5)    Lease Agreement dated November 24, 1998 by and                               Exhibit 10.5 to Registrant's
           between BAC (MO) QRS 14010, Inc., as Landlord,                               Form 8-k  dated
           and The Benjamin Ansehl Co., as Tenants                                      February 2, 1999

10.6       Lease Agreement dated December 22, 1998 by and between                       Exhibit 10.6 to Registrant's Form
           Conductor (CA) QRS 14-11, Inc., as Landlord, and                             8-K dated February 2, 1999
           Advance

10.6(2)    Lease Agreement dated November 24, 1998 by and between BAC                   Exhibit 10.6 (2)
           (MO) QRS 14-10, as Landlord, and The Benjamin Ansehl Co., as                 to Registration Statement
           Tenants                                                                      (Form S-11) No. 333- 76761

10.6(3)    Lease Agreement dated November 24, 1998 by and between BAC                   Exhibit 10.6(3) to Registrant's
           (MO) QRS 14-10, as Landlord, and The Benjamin Ansehl Co., as                 Post Effective Amendment to Form
           Tenants.                                                                     S-11 Date April 19, 1999

10.6 (5)   Lease Agreement dated November 24, 1998 by                                   Exhibit 10.6 to Registrant's
           and between BAC (MO) QRS 14-10, Inc.,                                        Form 10-K for the year
           as Landlord, and The Benjamin Ansehl Co., as Tenants.                        ended December 31, 1998,
           dated February 2, 1999

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ---------
10.7       Lease Agreement dated December 22, 1998 by and between                       Exhibit 10.6 to Registrant's
           Conductor (CA) QRS 14-11, Inc., as Landlord, and Advance                     Form 8-K dated
           Micro Devices, Inc., as Tenants.                                             February 2, 1999

10.7(2)    Lease Agreement dated December 22, 1998 by and between                       Exhibit 10.7 (2)
           Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro                    to Registration Statement
           Devices, Inc., as Tenants.                                                   (Form S-11) No. 333- 76761

10.7(3)    Lease Agreement dated December 22, 1998 by and between                       Exhibit 10.7 (3) to Registrant's
           Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro                    Post Effective Amendment No. 2
           Devices, Inc., as Tenants.                                                   dated April 19, 1999

10.7(4)    Lease Agreement dated December 22, 1998 by and between                       Exhibit 10.7 to Registrant's
           Conductor (CA) QRS 14-11, as Landlord, and Advance                           Form 10-K for year ended
           Micro Devices, Inc. as Tenants.                                              December 31, 1998, dated March 30, 1999

10.7(5)    Lease Agreement dated December 28, 1998 by and between CBS                   Exhibit 10.7 to Registrant's
           (PA) QRS 14-12, Inc. as Landlord, and Contraves Brashear Systems             Form 8-K,
           L. P., as Tenants                                                            dated February 2, 1999

10.8(2)    Lease Agreement dated December 28, 1998 by and between CBS                   Exhibit 10.8 (2) to Registration
           (PA) QRS 14-12, as Landlord, and Contraves Brashear Systems,                 (Form S-11) No. 333- 76761
           L.P., as Tenants.

10.8(3)    Lease Agreement dated December 28, 1998 by and between CBS                   Exhibit 10.8 (3) to Registrant's
           (PA) QRS 14-12, as Landlord, and Contraves Brashear Systems,                 Post Effective Amendment
           L.P., as Tenants.                                                            to Form S-11 dated
                                                                                        April 19, 1999

21.1       Subsidiaries of Registrant as of March 31, 2000.                             Filed herewith

23         Consent of PricewaterhouseCoopers LLP                                        Exhibit 23 to Registration
                                                                                        (Form S-11) No. 333- 76761

23(1)      Consent of PricewaterhouseCoopers LLP                                        Exhibit 23(1) to Registrant's
                                                                                        Post Effective Amendment
                                                                                        No. 2 to Form S-11
                                                                                        dated April 1, 1999

23.1       Consent of PricewaterhouseCoopers LLP Dated March 5, 2000                    Filed herewith

    (b)    Reports on Form 8-K

                  During the quarter ended December 31, 1999 the Registrant was not required to file any reports on Form 8-K.

    (c)
                  Pursuant to Rule 701 of Regulation S-K, the use of proceeds through December 31, 1999 from the Company's offering of common stock which commenced February 2, 1996 (File # 33-99994) is as follows:

         Shares registered:                                                  30,000,000

         Aggregate price of offering amount registered:                    $300,000,000

         Shares sold:                                                        29,440,594

         Aggregated offering price of amount sold:                         $294,405,940

         Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
            owning ten percent or more of any class of equity
            securities of the issuer and to affiliates of
            the issuer:                                                    $  3,684,995

         Direct or indirect payments to others:                            $ 25,477,481

         Net offering proceeds to the issuer after
            deducting expenses:                                            $265,243,464

         Purchases of real estate:                                         $230,724,916

         Working capital reserves:                                         $  2,944,059

         Temporary investments in cash and cash
            equivalents:                                                   $ 31,574,489

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED a Maryland corporation

04/07/2000                         BY:  /s/ John J. Park
----------                             -----------------------------
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

                                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

04/07/2000                        BY:  /s/ William P. Carey
----------                            ----------------------------------
     Date                             William P. Carey
                                      Chairman of the Board and Director
                                      (Principal Executive Officer)

04/07/2000                        BY:  /s/ H. Augustus Carey
----------                            ----------------------------------
     Date                             H. Augustus Carey
                                      President

04/07/2000                        BY:  /s/ William Ruder
----------                            ----------------------------------
     Date                             William Ruder
                                      Director

04/07/2000                        BY:  /s/ George E. Stoddard
----------                            ----------------------------------
     Date                             George E. Stoddard
                                      Director

04/07/2000                        BY:  /s/ Charles C. Townsend, Jr.
----------                            ----------------------------------
     Date                             Charles C. Townsend, Jr.
                                      Director

04/07/2000                        BY:  /s/ Warren G. Wintrub
----------                            ----------------------------------
     Date                             Warren G. Wintrub
                                      Director

04/07/2000                        by:  /s/ Thomas E. Zacharias
----------                            ----------------------------------
     Date                             Thomas E. Zacharias
                                      Director

04/07/2000                        BY:  /s/ John J. Park
----------                            ----------------------------------
     Date                             John J. Park
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

04/07/2000                        BY:  /s/ Claude Fernandez
----------                            ----------------------------------
     Date                             Claude Fernandez
                                      Executive Vice President and
                                      Chief Administrative Officer
                                      (Principal Accounting Officer)

To the Board of Directors of
Corporate Property Associates 14 Incorporated and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated April 7, 2000 appearing on page 16 of the 1999 Annual Report to Shareholders of Corporate Property Associates 14 Incorporated and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

New York, New York
April 7, 2000

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999



                                                                   Initial Cost to               Cost
                                                                       Company                Capitalized
                                                              --------------------------     Subsequent to
    Description                              Encumbrances        Land         Buildings     Acquisition (a)
    -----------                              ------------        ----         ---------     ---------------
Operating Method:

  Trucking facility leased to
    Burlington Motor Carriers, Inc.                           $ 2,100,000    $ 5,439,267

  Retail store leased to
    BestBuy Co., Inc.                                          13,059,980      6,933,851      $    41,666

  Research and development
    facility leased to Metagenics,
    Inc. (under construction)                                   2,390,000                       7,754,285

  Manufacturing facility leased to
    Benjamin Ansehl Co.                       $ 3,082,872         849,000      5,172,000

  Manufacturing facility leased to
    Contraves Systems, L.P.                     4,180,555         620,000      6,186,283

Manufacturing and distribution
  facilities leased to Production
  Resource Group L.L.C                          5,451,111       3,860,000      8,263,455

Distribution and warehouse
  facility leased to Ameriserve Food
  Distribution, Inc.                           31,950,721       4,344,000     11,656,000        1,786,814

Multi-plex motion picture
  theater leased to
  Consolidated Theaters L.L.C.                  1,494,867       3,515,000

Office and warehouse facility
  leased to Builders' Supply &
  Lumber Co., Inc.                                              2,769,976          3,035        3,387,968

Office and research facility
  leased to Amerix Corporation                                  2,622,500     20,232,580           60,615
                                              -----------     -----------    -----------      -----------
                                              $46,160,126     $36,130,456    $63,886,471      $13,031,348
                                              ===========     ===========    ===========      ===========



                                                       Gross Amount at which Carried
                                                          at Close of Period  (b)
                                                ------------------------------------------   Accumulated
    Description                                   Land         Buildings         Total       Depreciation      Date Acquired
    -----------                                   ----         ---------         -----       ------------      -------------
Operating Method:

  Trucking facility leased to
    Burlington Motor Carriers, Inc.             $ 2,100,000    $ 5,439,267    $  7,539,267     $  209,639      June 29, 1998

  Retail store leased to
    BestBuy Co., Inc.                            13,059,980      6,975,517      20,035,497        254,095      July 28, 1998

  Research and development
    facility leased to Metagenics,
    Inc. (under construction)                     2,390,000      7,754,285      10,144,285         53,339      July 29, 1998

  Manufacturing facility leased to
    Benjamin Ansehl Co.                             849,000      5,172,000       6,021,000        145,463      November 24, 1998

  Manufacturing facility leased to
    Contraves Systems, L.P.                         620,000      6,186,283       6,806,283        161,101      December 28, 1998

Manufacturing and distribution
  facilities leased to Production
  Resource Group L.L.C                                                                                        March 31, 1999 and
                                                  3,860,000      8,263,455      12,123,455        133,309      October 15, 1999

Distribution and warehouse
  facility leased to Ameriserve Food
  Distribution, Inc.                              4,344,000     13,442,814      17,786,814        133,297      August 18, 1999

Multi-plex motion picture
  theater leased to
  Consolidated Theaters L.L.C.                    3,515,000                      3,515,000                     September 22, 1999

Office and warehouse facility
  leased to Builders' Supply &
  Lumber Co., Inc.                                2,769,976      3,391,003       6,160,979                     June 29, 1999

Office and research facility
  leased to Amerix Corporation                    2,622,500     20,293,195      22,915,695         62,352      November 1, 1999
                                                -----------    -----------    ------------     ----------
                                                $36,130,456    $76,917,819    $113,048,275     $1,152,595
                                                ===========    ===========    ============     ==========


                                             Life on which
                                              Depreciation
                                               in Latest
                                              Statement of
                                                 Income
    Description                               is Computed
    -----------                              -------------
Operating Method:

  Trucking facility leased to
    Burlington Motor Carriers, Inc.              40 yrs.

  Retail store leased to
    BestBuy Co., Inc.                            40 yrs.

  Research and development
    facility leased to Metagenics,
    Inc. (under construction)                    40 yrs.

  Manufacturing facility leased to
    Benjamin Ansehl Co.                          40 yrs.

  Manufacturing facility leased to
    Contraves Systems, L.P.                      40 yrs.

Manufacturing and distribution
  facilities leased to Production
  Resource Group L.L.C                           40 yrs.

Distribution and warehouse
  facility leased to Ameriserve Food
  Distribution, Inc.                             40 yrs.

Multi-plex motion picture
  theater leased to
  Consolidated Theaters L.L.C.                   N/A

Office and warehouse facility
  leased to Builders' Supply &
  Lumber Co., Inc.                               40 yrs.

Office and research facility
  leased to Amerix Corporation                   40 yrs.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999


                                                     Initial Cost to             Gross Amount at which
                                                         Company            Carried at Close of Period  (b)
                                                ------------------------    -------------------------------
    Description                 Encumbrances       Land       Buildings                  Total                  Date Acquired
    -----------                 ------------       ----       ---------                  -----                  -------------
Direct Financing Method:

  Industrial/manufacturing
    facilities leased to
    Atrium Companies, Inc.                      $  459,608   $20,419,510              $20,879,118              November 18, 1999

  Industrial/manufacturing
    facilities leased to
    Scott Companies, Inc.        $2,991,008      2,340,000     3,942,723                6,282,723              July 19, 1999
                                 ----------     ----------   -----------              -----------
                                 $2,991,008     $2,799,608   $24,362,233              $27,161,841
                                 ==========     ==========   ===========              ===========

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

(b) At December 31, 1999, the aggregate cost of real estate owned by CPA(R):14 and its subsidiaries for Federal income tax purposes is $133,861,516.

(c)

                                            Reconciliation of Real Estate Accounted
                                                for Under the Operating Method
                                                ------------------------------
                                                          December 31,
                                              ----------------------------------
                                                   1998                  1999
                                              ------------            ----------
Balance at beginning
         of year                                                    $ 44,742,002

Additions                                     $ 44,742,002            68,306,273

                                              ------------          ------------
Balance at close of year                      $ 44,742,002          $113,048,275
                                              ============          ============


                                            Reconciliation of Accumulated Depreciation
                                            ------------------------------------------
                                                           December 31,
                                                 -------------------------------
                                                     1998                1999
                                                 ----------           ----------
Balance at beginning
         of year                                                      $  175,977

Depreciation expense                             $  175,977              976,618

                                                 ----------           ----------
Balance at close of year                         $  175,977           $1,152,595
                                                 ==========           ==========

                                                         APPENDIX A TO FORM 10-K













                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                AND SUBSIDIARIES
































                                                              1999 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share and share amounts)

                                             1997 (1)                    1998                1999
                                             --------                    ----                ----
OPERATING DATA:
Revenues                                                                  $2,209            $10,023

Net (loss) income                                ($12)                     1,058              7,678

Basic earnings per share                         (.61)                       .25                .39

Dividends paid (2)                                                         1,324              9,781

Dividends declared per share                                                 .47                .65

Weighted average
   Shares outstanding - basic                  20,000                  4,273,311         19,909,834



BALANCE SHEET DATA:

Total consolidated assets                         200                    107,956            331,063

Long-term obligations (3)                                                  1,629             54,350


(1)      For the period from inception (June 4, 1997) through December 31, 1997.

(2)      The Company paid its first dividend in July 1998.

(3) Represents mortgage notes payable and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

                  Overview

                  The following discussion and analysis of the financial condition and results of operations of Corporate Property Associates 14 Incorporated should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe our future plans, strategies and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by these forward looking statements. Accordingly, this information should not be regarded as representations that the results or condition described in these statements or objectives and plans will be achieved.

                  Corporate Property Associates 14 Incorporated was formed in 1997 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In November 1997, we commenced a public offering of 30,000,000 shares of common stock at $10 per share on a "best efforts" basis. The offering concluded in 1999 at which time we had issued 29,440,595 shares and raised $294,405,905. In November 1999, we commenced a second public offering of 40,000,000 shares of common stock at $10 per share on a "best efforts" basis. The second offering will end no later than November 16, 2001 or earlier if the entire 40,000,000 shares are subscribed prior to that date.

                  We are using the proceeds from the public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. A net lease is structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index or, for retail properties, provide for additional rents based on sales in excess of a specified base amount.

                  Our primary objectives are to provide rising cash flow and to protect our investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, we have successfully negotiated grants of common stock warrants from selected tenants and expect to realize the benefits of appreciation from those grants. We cannot guarantee that our objectives will be ultimately achieved.

                  Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of our portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing our ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking favorable limited recourse mortgage financing opportunities.

                  Financial Condition

                  We are using substantially all of the net proceeds from our offerings (except for approximately 1% to establish a working capital reserve) along with limited recourse mortgage financing to purchase a diversified portfolio of commercial and industrial real estate and enter into long-term leases with corporate tenants on a net lease, single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property in order to limit our exposure to the effects of increases in real estate taxes and property maintenance and insurance costs. Our leases, which generally have initial lease terms of 15 to 25 years, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of December 31, 1999, we raised $265,000,000, net of costs, from our first offering, including approximately $160,000,000 that we raised in 1999. We have used approximately $180,914,000 including $101,725,000 in 1999, along with mortgage proceeds of $49,661,000 to purchase real estate and interests in five single purpose entities formed with affiliates that have purchased real estate and entered into net leases. The affiliates have the same investment objectives as us. Since December 31, 1999, we have raised $33,838,000, invested an additional $36,691,000 in real estate, and as of March 31, 2000 have $111,193,000 of cash available for investment.

                  We have devoted a substantial portion of our resources to build-to-suit projects because we have concluded that they should provide a better return on investment than many other opportunities being evaluated by our Advisor. In 1998, we entered into build-to-suit commitments in connection with our lease with Metagenics Incorporated for a property in San Clemente, California and a building in Hayward, California leased to Etec Systems, Inc. that we own with an affiliate. The Metagenics and Etec projects were completed during 1999. During 1999, we entered into build-to-suit commitments with Atrium Companies, Inc., Ameriserve Food Distribution, Inc., Builders' Supply and Lumber Co., Inc., CheckFree Holdings Corporation, Consolidated Theatres L.L.C., Amerix Corporation and Fitness Holdings Worldwide, Inc. The Ameriserve Food Distribution, Atrium, Amerix and CheckFree transactions also included acquisition of properties that were occupied, have provided us with operating revenues since their acquisition and do not require any additional investment by us. After the build-to-suit project at Builders' Supply was completed, we entered into a new commitment with them to fund an expansion at that property. Remaining costs to complete these projects are expected to be $25,211,000. Our build-to-suit commitments include provisions that require the lessee to fund any cost overruns.

                  We are using the cash flow from our net leases to fund quarterly dividends at an increasing rate, and pay debt service installments on limited recourse mortgage debt. For 1999, cash flow from operations of $8,801,000 when combined with the cash flow from our equity investments in excess of equity income of $1,277,000 was sufficient to pay quarterly dividends of $9,781,000 and mortgage principal payments of $144,000. Our cash flow from our equity investments exceeds the income we recognize from these investments because of noncash charges for depreciation. Although the amounts received in excess of equity income are recorded as an investing cash flow in the accompanying consolidated financial statements, Management does not distinguish between directly owned properties and properties owned through equity investments in evaluating the ability of the company to pay dividends. As we continue to issue shares and invest the proceeds, both cash flow from operations and dividends payable are expected to increase substantially.

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

                  Since December 31, 1999, Ameriserve Food Distribution filed a petition of voluntary bankruptcy. Ameriserve is expected to prepare a plan of reorganization and under such a plan could seek to terminate lease obligations. Accordingly, there is no assurance that Ameriserve Food distribution will affirm its leases with us. Ameriserve Food Distribution; however, continues to meet its lease obligations and Management believes that the properties acquired and being constructed are necessary to Ameriserve Food Distribution's operations. Accordingly, we currently expect Ameriserve Food Distribution to continue to lease our properties during its reorganization and thereafter.

                  In 1999, we, along with our affiliates, formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. We experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. In connection with the procedures, our share of expenses was minimal. The impact of the year 2000 issues on the company will continue to depend on the way the issues have been addressed by third parties that provide services to the company. To date, we have not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems, if any arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

                  Results of Operations

                  Net income for 1999 as compared with 1998 increased to $7,678,000 from $1,058,000 and increased by 56% on a per share basis. The increase in net income was due to our investment of offering proceeds in real estate, either directly owned or in equity investments with affiliates in single tenant, net lease properties. During 1999, our asset base in real estate (including equity investments) increased from approximately $80,000,000 to $235,000,000. Our cash balances have increased from $26,747,000 to $91,420,000 as a result of the issuance of shares and resulted in a substantial increase in interest income. Interest income, however, represents a lower proportion of overall revenues as lease revenues (rental income and interest income from direct financing leases) increased by approximately $6,000,000 and income contributed from equity investments increased from 2% of earnings in 1998 to 38% in 1999. Increases in depreciation and amortization and property and general administrative expenses were attributable to the increase in our asset base, and the increase in interest expense was due to our obtaining limited recourse mortgage debt during the year. Results for future periods are expected to reflect increases in these revenue and expense categories except for interest income which is projected to decrease as funds from our offerings are invested fully in accordance with our objectives. Because of the commencement of our second offering in November 1999, it may be several years before the decrease in interest income is realized. Interest income is earned solely as a result of using uninvested cash to purchase money market instruments.

                  Our results of operations for 1998 are not comparable with the results for 1997. During 1997, we had no real estate operations and had no revenues. The commencement of our public offering did not begin until November, 1997. During 1998, we issued our initial shares of common stock pursuant to the common stock offering, and purchased our first property in June 1998. The trend of acquisitions activity started to accelerate during the fourth quarter of 1998 and thereafter. The results for 1998, therefore, are not representative of results for future periods.

                  Accounting principles require that construction period rents on build-to-suit projects be recorded as a reduction of cost rather than rental income. As a result, rents on build-to-suit projects are not currently being reflected in income nor cash flow from operations even though we believe that these projects provide an economic return on our investment during the construction period. The results for 1998 and 1999, therefore, did not reflect earnings from investments during their construction periods. If the revenue of build-to-suit projects was able to be recognized currently, our net income would have been higher than the amounts presented in the accompanying consolidated financial statements. We believe that the return on investment on our build-to-suit projects will produce long-term returns that are superior to those of other opportunities that we have evaluated.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Corporate Property Associates 14 Incorporated and Subsidiaries:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and Subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for the period from inception (June 4, 1997) to December 31, 1997 and the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

New York, New York
April 7, 2000

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and Subsidiaries

                           Consolidated BALANCE SHEETS

                                  December 31,

                                                                    1998                        1999
                                                                    ----                        ----
         ASSETS:
Real estate leased to others:
    Accounted for under the
        operating method
           Land                                                  $ 19,018,980                 $ 36,130,456
           Buildings                                               25,723,022                   76,917,819
                                                                 ------------                 ------------
                                                                   44,742,002                  113,048,275
           Accumulated depreciation                                   175,977                    1,152,595
                                                                 ------------                 ------------
                                                                   44,566,025                  111,895,680

Net investment in direct financing leases                                                       27,161,841
Real estate under construction
    leased to others                                                                            45,775,407
                                                                 ------------                 ------------
           Real estate leased to others                            44,566,025                  184,832,928
Equity investments                                                 36,097,004                   50,344,119
Cash and cash equivalents                                          26,747,058                   91,420,457
Other assets                                                          545,842                    4,465,449
                                                                 ------------                 ------------

           Total assets                                          $107,955,929                 $331,062,953
                                                                 ============                 ============


         LIABILITIES:

Limited recourse mortgage notes payable                                                       $ 49,517,692
Accrued interest                                                                                   292,118
Accounts payable to affiliates                                    $   537,874                    2,046,441
Accounts payable and accrued expenses                                 169,735                      265,889
Prepaid rental income and security deposits                           343,767                    1,324,379
Deferred acquisition fees payable to affiliate                      1,628,828                    5,905,602
Dividends payable                                                   1,365,622                    4,515,213
Escrow funds                                                                                     1,105,530
                                                                  -----------                 ------------
           Total liabilities                                        4,045,826                   64,972,864
                                                                  -----------                 ------------

Minority interest                                                                                8,212,097
                                                                                              ------------
Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding, 11,837,901 and 29,460,594 shares
    at December 31, 1998 and 1999                                      11,838                       29,460
Additional paid-in capital                                        105,705,582                  265,487,028
Dividends in excess of accumulated earnings                        (1,643,957)                  (6,896,632)
                                                                 ------------                 ------------
                                                                  104,073,463                  258,619,856
Less, treasury stock at cost, 16,900 and 79,839
   shares at December 31, 1998 and 1999                              (163,360)                    (741,864)
                                                                 ------------                 ------------

           Total shareholders' equity                             103,910,103                  257,877,992
                                                                 ------------                 ------------
           Total liabilities and
               shareholders' equity                              $107,955,929                 $331,062,953
                                                                 ============                 ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS of OPERATIONS

      For the period from Inception (June 4, 1997) to December 31, 1997 and the years ended December 31, 1998 and 1999

                                                     1997               1998              1999
                                                     ----               ----              ----
Revenues:
   Rental income                                                    $  1,296,441      $  6,643,697
   Interest income from direct
      financing leases                                                                     688,810
   Other interest income                                                 912,759         2,690,097
                                                                    ------------      ------------
                                                                       2,209,200        10,022,604
                                                                    ------------      ------------
Expenses:
   Interest expense                                                       20,745         1,352,113
   Depreciation and amortization                                         175,977           991,513
   General and administrative                    $     12,255            702,828         1,164,036
   Property expense                                                      272,582         1,585,807
                                                 ------------       ------------      ------------
                                                       12,255          1,172,132         5,093,469
                                                 ------------       ------------      ------------
      (Loss) income before minority
         interest in income and income
         from equity investments                      (12,255)         1,037,068         4,929,135

Minority interest in income                                                               (152,219)
                                                 ------------       ------------      ------------
   (Loss) income before income
      from equity investments                         (12,255)         1,037,068         4,776,916

Income from equity investments                                            21,200         2,901,253
                                                 ------------       ------------      ------------

          Net (loss) income                      $    (12,255)      $  1,058,268      $  7,678,169
                                                 ============       ============      ============




Basic (loss) income per share                    $       (.61)      $        .25      $        .39
                                                 ============       ============      ============


Weighted average shares outstanding - basic            20,000          4,273,311        19,909,834
                                                 ============       ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

      For the period from Inception (June 4, 1997) to December 31, 1997 and the years ended December 31, 1998 and 1999


                                                                             DIVIDENDS IN
                                                           Additional         Excess of
                                            COMMON          PAID-IN          ACCUMULATED        TREASURY
                                            Stock           Capital           Earnings           Stock             Total
                                            -----           -------           --------           -----             -----
20,000 shares issued
  $.001 par, at $10 per share              $    20        $    199,980                                           $    200,000

Net loss                                                                     $   (12,255)                             (12,255)
                                           -------        ------------       -----------                         ------------

Balance at December 31, 1997                    20             199,980           (12,255)                             187,745

11,817,901 shares issued
  $.001 par, at $10 per share, net
      of offering costs                     11,818         105,505,602                                            105,517,420

Dividends declared                                                            (2,689,970)                          (2,689,970)

Purchase of treasury stock,
    16,900 shares                                                                               $(163,360)           (163,360)

Net income                                                                     1,058,268                            1,058,268
                                           -------        ------------       -----------         --------        ------------

Balance at December 31, 1998                11,838         105,705,582        (1,643,957)        (163,360)        103,910,103

17,622,693 shares issued $.001
    par, at $10 per share, net
      of offering costs                     17,622         159,781,446                                            159,799,068

Dividends declared                                                           (12,930,844)                         (12,930,844)

Purchase of treasury stock,
    62,939 shares                                                                                (578,504)           (578,504)

Net income                                                                     7,678,169                            7,678,169
                                           -------        ------------       -----------        ---------        ------------

Balance at December 31, 1999               $29,460        $265,487,028       $(6,896,632)       $(741,864)       $257,877,992
                                           =======        ============       ===========        =========        ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and Subsidiaries
                      CONSOLIDATED STATEMENTS of CASH FLOWS

      For the period from Inception (June 4, 1997) to December 31, 1997 and the years ended December 31, 1998 and 1999

                                                                       1997                1998                  1999
                                                                       ----                ----                  ----
Cash flows from operating activities:
  Net (loss) income                                                  $(12,255)         $  1,058,268            $  7,678,169
  Adjustments to reconcile net (loss) income
      to net cash provided by operating activities:
      Depreciation and amortization                                                         175,977                 991,513
      Straight-line rent adjustments                                                        (65,686)               (234,261)
      Income from equity investments                                                        (21,200)
      Minority interest income                                                                                      152,219
      Provision for uncollected rent                                                                                 54,994
      Change in operating assets and liabilities, net (a)              12,255               558,965                 158,487
                                                                     --------          ------------            ------------

           Net cash provided by operating activities                       --             1,706,324               8,801,121
                                                                     --------          ------------            ------------

Cash flows from investing activities:
  Equity distributions received in excess of
      equity income                                                                                               1,277,311
  Purchase of equity investments, net (b)                                               (35,440,551)            (15,524,426)
  Purchases of real estate and other
      capitalized costs, net (b)                                                        (43,748,427)           (135,861,217)
                                                                     --------           -----------            ------------
        Net cash used in investing activities                              --           (79,188,978)           (150,108,332)
                                                                     --------          ------------            ------------

Cash flows from financing activities:
  Proceeds from stock issuance, net of costs                          200,000           105,517,420             159,799,068
  Proceeds from mortgages                                                                                        49,661,425
  Contributions received from minority partner                                                                    8,059,878
  Payments of mortgage principal                                                                                   (143,733)
  Deferred financing costs and mortgage deposits                                                                 (1,036,271)
  Dividends paid                                                                         (1,324,348)             (9,781,253)
  Purchase of treasury stock                                                               (163,360)               (578,504)
                                                                     --------          ------------            ------------
           Net cash provided by financing activities                  200,000           104,029,712             205,980,610
                                                                     --------          ------------            ------------

           Net increase in cash and cash equivalents                  200,000            26,547,058              64,673,399

Cash and cash equivalents, beginning of period                             --               200,000              26,747,058
                                                                     --------          ------------            ------------

Cash and cash equivalents, end of period                             $200,000          $ 26,747,058            $ 91,420,457
                                                                     ========          ============            ============

Noncash investing and financing activities:

(a) Excludes changes in accounts payable and accrued expenses and accounts payable to affiliates balances that relate to the raising of capital (financing activities) rather than the Company's real estate operations.

 (b)       Deferred acquisition fee payable to affiliate                   --                 $1,628,828         $4,276,774
                                                                   ==========                 ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

 1.     Summary of Significant Accounting Policies:

         Basis of Consolidation

            The consolidated financial statements include the accounts of
               Corporate Property Associates 14 Incorporated, its wholly-owned subsidiaries and a majority interest in two limited liability companies (collectively, the "Company"). All material inter-entity transactions have been eliminated.

         Use of Estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates will relate to the assessment of recoverability of real estate assets and investments. Actual results could differ from those estimates.

         Real Estate Leased to Others:

            Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

            The Company diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

            The leases are accounted for under either the operating or direct financing method. Such methods are described below:

                      Operating method - Real estate is recorded at cost, revenue is recognized on a straight-line basis over the terms of the lease and expenses (including depreciation) are charged to operations as incurred.

                      Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

            The Company assesses the recoverability of its real estate assets and investments, including residual interests based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets will be adjusted to their estimated fair value.

            Substantially all of the Company's leases provide for either scheduled rent increases or periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI").

            For properties under construction, interest charges, if any, are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

         Depreciation:

            Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Equity Investments:

            The Company's interests in five limited liability companies in which its ownership interests are 50% or less are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1998 and 1999 were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

         Other Assets:

            Included in other assets are deferred rental income and deferred charges. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage refinancing and are amortized over the terms of the mortgages.

         Offering Costs:

            Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

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

         Federal Income Taxes:

            The Company qualifies and intends to continue to qualify as a Real
               Estate Investment Trust ("REIT"). The Company is not subject to Federal income taxes, provided it distributes at least 95% of its REIT taxable income to its shareholders and meets certain other conditions necessary to retain REIT status.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         Operating Segments

             Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the standards' definitions, the Company has concluded that it engages in a single operating segment.

 2.     Organization and Offering:

            The Company was formed on June 4, 1997 under the General Corporation
               Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by the Advisor.

            An initial offering of the Company's shares which commenced on
               November 10, 1997 concluded on November 10, 1999 at which time the Company had issued an aggregate of 29,440,594 shares ($294,405,940). On November 17, 1999, the Company commenced an offering for a maximum of 40,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis at a price of $10 per share. The initial issuance of shares under the second offering occurred on February 23, 2000 at which time 3,383,846 shares ($33,838,460) were issued.

            In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received acquisition fees of $581,726 and $1,282,550 in 1998 and 1999, respectively.

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

            An affiliate of the Company received structuring and development fees of $1,454,315 and $3,206,374 , in 1998 and 1999,
               respectively. The affiliate is also entitled to receive deferred acquisition fees. As of December 31, 1999, deferred acquisition fees totaled $5,905,602. The deferred acquisition fees are payable in equal installments over a period of no less than eight years with the initial installment applicable to transactions completed in 1998 paid in January 2000. The initial installment for transactions completed in 1999 is not payable until January 2001.

             The Company's interests in properties jointly held with affiliates range from 33 1/3% to 60%. Ownership interests in limited liability companies owned with affiliates in which the Company's ownership interest is 50% or less are accounted for under the equity method. Ownership interests in limited liability companies which are greater than 50% are consolidated with the ownership interest of the affiliate accounted for as a minority interest. The Company will account for any individual interests in assets and liabilities relating to tenants-in-common interests on a proportional basis.

            The Company's asset management and performance fees payable to the
               Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreement. Until 7% cumulative rate of cash flow from operations, as defined in the Advisory Agreement, is achieved, the Advisor will not be entitled to receive the performance fee. The Company, however, is recognizing performance fee expense currently. At such time as the Advisor is entitled to receive the performance fee, the Advisor will have the option of electing to receive the fee in cash or restricted shares of the Company. As of December 31, 1999, the cumulative cash flow from operations criterion had not been achieved. Unpaid performance fees are accrued and included in accounts payable to affiliates in the accompanying consolidated financial statements. For the years ended December 31, 1998 and 1999, the Company incurred asset management

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         fees of $129,746 and $730,285, respectively. Performance fees were in like amount. General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services. For the years ended December 31, 1998 and 1999 general and administrative reimbursements were $370,000 and $415,353, respectively. No fees or reimbursements were incurred in 1997.

      The Advisor shall reimburse the Company at least annually for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (2% of Average Invested Assets or 25% of net income) as defined in the Advisory Agreement. To the extent that operating expenses payable or reimbursable by the Company exceed the 2%/25% Guidelines and the independent directors find that such expenses were justified based on such unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only to the extent such reimbursement would not cause the Company's operating expenses to exceed the 2%/25% Guidelines in any such year.

4. Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to $11,132,000 in 2000, $11,149,000 in each of the years 2001 through 2003 $11,060,000 in
               2004 and aggregate approximately $158,345,000 through 2020.

            No contingent rents were realized in 1998 and 1999.

5. Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                         December 31, 1999
               Minimum lease payments receivable                            $56,103,417
               Unguaranteed residual value                                   27,161,841
                                                                            -----------
                                                                             83,265,258
               Less: unearned income                                         56,103,417
                                                                            -----------
                                                                            $27,161,841
                                                                            ===========

      Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases are approximately $2,756,000 in each of the years 2000 through 2004 and aggregate approximately $56,103,000 through 2020.

      No contingent rents were realized in 1998 and 1999.

6. Mortgage Notes Payable:

      Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of $90,019,554. As of December 31, 1999, mortgage notes payable had annual interest rates ranging from 7.39% to 8.51%.

      Scheduled principal payments during each of the five years following
         December 31, 1999 are as follows:

                            2000                            $   804,863
                            2001                                572,598
                            2002                                623,225
                            2003                                677,398
                            2004                                726,526
                            Thereafter                       46,113,082
                                                            -----------
                            Total                           $49,517,692
                                                            ===========

      No interest payments were made in 1997 and 1998. Interest paid, excluding any capitalized interest, was $1,059,995 in 1999.

      In connection with the placement of mortgages, fees of $496,999 were paid to an affiliate of the Company in 1999. No fees were paid in 1997 and 1998.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


 7.     Commitments and Contingencies:

            The Company is liable for certain expenses of the second offering, including but not limited to filing, legal, accounting, printing and escrow fees, which are being deducted from the gross proceeds of the second offering and are presently estimated to aggregate a maximum of $16,000,000 assuming the sale of 40,000,000 shares. The Company will also be liable for selling commissions of up to $0.60 (6%) per share sold except for any shares sold to the Advisor, its Affiliates, the selected dealers or any of their employees for their own accounts. The Company is reimbursing Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of sales, wholesaling services and information meetings of Carey Financial's employees relating to the offering. To the extent, if any, that all offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the Second Offering, such excess will be paid by the Advisor.

8.       Dividends:

            Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Since the inception of the Company, dividends per share reported for tax purposes were as follows:

                            1998           1999
                        --------       --------

Ordinary income         $    .31       $    .55
Return of capital             --            .10
                        --------       --------
                        $    .31       $    .65
                        ========       ========

      A dividend of $.001773 per share per day in the period from October 1, 1999 through December 31, 1999 ($4,515,213) was declared in December 1999 and paid in January 2000.

9. Lease Revenues:

            The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. For the years ended December 31, 1998 and 1999, the financial reporting sources are as follows:

                                                                        1998                1999
                                                                ------------        ------------
         Per Statements of Income
             Rental income from operating leases                $  1,296,441        $  6,643,697
             Interest income from direct financing leases                                688,810
         Adjustment:
             Share of lease revenues applicable
               to minority interest                                                     (378,849)
             Share of leasing revenues from equity
               investments                                            84,672           7,472,522
                                                                ------------        ------------
                                                                $  1,381,113        $ 14,426,180
                                                                ============        ============


                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



      In 1998 and 1999, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligations:


                                                                       1998                       1999
                                                                       ----                       ----

        Advanced Micro Devices, Inc. (a)                         $   84,672    6%            $ 3,048,500   21%
        Best Buy Co. Inc.                                           824,582   60               1,973,824   14
        Etec Systems, Inc. (a)                                                                 1,675,736   12
        Intesys Technologies, Inc. (a)                                                         1,028,831    7
        Compucom Systems, Inc. (a)                                                               982,213    7
        Burlington Motor Carriers, Inc.                             398,200   29                 792,000    6
        Production Resource Group L.L.C.                                                         782,050    5
        CheckFree Holdings Corporation (a)                                                       737,242    5
        The Benjamin Ansehl Company                                  66,607    5                 649,750    5
        Contraves Brashear Systems, L.P.                              7,052                      643,500    4
        Ameriserve Food Distribution, Inc. (b)                                                   568,274    3
        Metagenics, Inc.                                                                         429,957    3
        Atrium Companies, Inc.                                                                   386,402    3
        Amerix Corporation                                                                       366,246    3
        Scott Companies, Inc.                                                                    302,408    2
        Builders' Supply and Lumber Co., Inc.                                                     59,247
                                                                 ----------  ----            -----------  ----
                                                                 $1,381,113  100%            $14,426,180  100%
                                                                 ==========  ====            ===========  ====

(a) Represents the Company's proportionate share of lease revenues from equity investment.
(b) Net of rental amount applicable to minority interest of Corporate Property Associates 12 Incorporated.


10.      Acquisitions of Real Estate:

      A summary of acquisitions of real estate for the period from October 1, 1999 through December 31, 1999 is as follows:

   Production Resource Group L.L.C.

      On October 15, 1999, the Company purchased two properties in Burbank and Los Angeles, California for $3,743,455 and entered into a net lease with Production Resource Group L.L.C. ("PRG"). The PRG lease has an initial term of 15 years with two five-year renewal terms at PRG's option. Annual rent is $393,250 with increases every two years based on a formula indexed to increases in the CPI. The Company had also entered into a net lease with PRG in March 1999 for a property in Las Vegas, Nevada.

   Amerix Corporation

      On November 1, 1999, the Company purchased a property in Columbia,
         Maryland for $22,855,080 and entered into a net lease with Amerix Corporation ("Amerix"). The Company also entered into a commitment to fund up to $3,500,000 for an expansion of the existing office facility. The lease has an initial term ending 15 years after the earlier of the completion of the expansion or December 1, 2001 with two ten-year renewal terms at Amerix's option. Annual rent will initially be $2,197,475 and will increase by $355,250 upon completion of the expansion, subject to a reduction if the project costs for the expansion cost are less than $3,500,000. The lease provides for rent increases on the sixth anniversary of the lease and every three years thereafter based on a formula indexed to increases in the CPI, subject to a cap on the increase of 1.04% per annum.

                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


   Atrium Companies, Inc.

   On November 18, 1999, the Company purchased land and a property in Dallas, Texas, and land and two properties in Greenville, Texas for $20,484,168 and entered into a master net lease with Atrium Companies, Inc. ("Atrium"). The Atrium lease has an initial term of twenty years and eight months at an annual rent of $2,075,000, with rent increases at the end of the fifth lease year and every two years thereafter based on a formula indexed to increases in the CPI. The first rent increase is capped at a maximum of 12.5% and each increase thereafter is capped at a maximum of 5%. The lease provides Atrium with purchase options on the 15th and 20th lease anniversaries with such option exercisable at the greater of (i) acquisition cost plus any prepayment premium on any existing mortgage loan
     (ii) and fair market value, as defined.

   The Company also purchased a fourth property in Wylie, Texas on which a building is being constructed on a build-to-suit basis. The total purchase price and construction costs are expected to be $8,381,675 with Atrium having the obligation to fund any additional costs necessary to complete the project. Upon the earlier of completion and August 1, 2000, a lease term of 20 years will commence at an annual rent in an amount equal to the Company's total project costs multiplied by 10.75%, with rent increases every two years based on increases in the CPI with each increase capped at a maximum of 5%.

   On January 4, 2000, the Company obtained a $13,123,000 limited recourse mortgage loan collateralized by a deed of trust and a lease assignment on the Dallas and Greenville properties. The loan provides for monthly interest only payments, at an annual interest rate of 8.7%, for the first twelve months, commencing February 2000, with monthly principal and interest payments of $102,786, thereafter. The loan matures on January, 2010 at which time a balloon payment is scheduled.


   Fitness Holdings Worldwide, Inc.

   On December 29, 1999, the Company purchased land and building in Salt Lake
     City, Utah, assumed an existing lease guaranteed by Fitness Holdings Worldwide, Inc. ("Fitness Holdings") and entered into an agreement to fund an expansion at the Fitness Holdings property. The purchase price and the costs of construction are $5,016,367 with Fitness Holdings having the obligation to fund any excess costs necessary to complete the project.

   Upon the earlier of completion or May 14, 2000, a lease term of twenty years will commence with annual rent under the Fitness Holdings lease of $526,969 and three five-year renewal options. The lease provides for rent increases commencing in the third lease year and every two years thereafter with such increases based on a formula indexed to the CPI with each increase capped at a maximum of 4%.


11.     Equity Investments:

   The Company holds interests in five limited liability companies at December
     31, 1999 (and two at December 31, 1998) in which its ownership interest is 50% or less. All of the underlying investments were formed and are owned with affiliates that have similar investment objectives as the Company. The Company owns a 33.33% interest in CHIP LLC which in December 1998 purchased property that is net leased to Advanced Micro Devices, Inc.. The Company owns interests, purchased in 1999, of 50%, 33.33% and 50% in Gilbert Plastics LLC, Comp LLC, and Carey Norcross LLC, respectively, that net lease properties to Intesys Technologies, Inc., Compucom Systems, Inc. and CheckFree Holdings Corporation, respectively. During 1999 and 1998 the Company held an interest in ET LLC, a limited liability company that net leases a property to Etec Systems, Inc. ("Etec"). The interest in the Etec investment is a 49.99% interest in a building on the Etec property for which construction was completed in July 1999. Corporate Property Associates 12 Incorporated, an affiliate, owns all remaining interests in the Etec property.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


Summarized financial information of the Company's equity investees is as follows: (In thousands)


                                                                    December 31, 1998           December 31, 1999
                                                                    -----------------           -----------------
               Assets (primarily real estate)                            $147,327                   $260,115
               Liabilities (primarily mortgage notes payable               84,458                    169,286
                                                                         --------                   --------
               Members' equity                                           $ 62,869                   $ 90,829
                                                                         ========                   ========

               Revenues (primarily rental revenues)                      $  2,977                   $ 21,966
               Expenses (primarily interest on mortgage
                  and depreciation)                                         1,466                     13,446
                                                                         --------                   --------
               Net income                                                $  1,511                   $  8,520
                                                                         ========                   ========

12. Subsequent Events:

   West Union Corporation

   On January 12, 2000, the Company purchased land and building in Tempe, Arizona for $5,744,765 and entered into a net lease with West Union Corporation ("West Union"). The lease provides for annual rent of $530,250 with stated rent increases of 14.525% every five years. The initial lease term is fifteen years with a ten year renewal term at the option of West Union.

   Barjan Products LLC

   On February 3, 2000, the Company purchased land and a building under construction in Rock Island, Illinois and entered into net lease and construction agency agreements with Barjan Products L.L.C. ("Barjan"). Total purchase price and construction costs are expected to be approximately $11,900,000. During the construction period, Barjan will pay monthly installments based on an amount indexed to project costs advanced by the Company. Upon the earlier of completion of construction or October 1, 2000, a lease term of sixteen years with a ten-year renewal term at Barjan's option will commence at an expected annual rent of $1,164,286 if the entire estimated funding of the build-to-suit project is required. The lease provides for stated rent increases of 6% every three years during the initial term of the lease.

   Stellex Technologies, Inc.

   On February 24, 2000, the Company purchased two properties in North
     Amityville, New York and Valencia, California for $19,329,988 and entered into net leases with two subsidiaries of Stellex Technologies, Inc. ("Stellex"). The lease obligations of the subsidiaries are unconditionally guaranteed be Stellex. The leases have initial terms of twenty years with two ten-year renewal terms at the option of the lessees. Combined annual rent under the Stellex leases is $1,886,934 with rent increases every two years based on a formula indexed to the CPI.

13. Disclosures About Fair Value of Financial Instruments:

   The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

   In conjunction with structuring its leases with certain tenants, the Company was granted warrants that will allow the company to purchase common stock of the tenant company at a stated price. To the extent that the tenant companies are not publicly traded companies, the warrants are judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes that it is not practicable to estimate the fair value of its stock warrants for closely-held companies.

   The Company estimates that the fair value of mortgage notes payable at December 31, 1999 was approximately $48,181,000. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates that take into account the credit of the tenants and interest rate risk.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



14.     Accounting Pronouncement:

   In June 1998, the Financial Accounting Standards Board issued Statement of
     Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2000, which establishes accounting and reporting standards for derivative instruments. The Company believes that upon adoption SFAS will not have a material impact on the consolidated financial statements.


PROPERTIES
----------
NAME OF LEASE                  TYPE OF                                                    TYPE OF OWNERSHIP
OBLIGOR                        PROPERTY                        LOCATION                   INTEREST
-------                        --------                        --------                   --------

ETEC SYSTEMS, INC.             Office/Manufacturing            Hayward, California        Ownership of a 49.99% interest
                               Facilities                      (under construction)       in a building under construction
                                                                                          and owned through an interest
                                                                                          in a limited liability company (1)

BURLINGTON MOTOR               Trucking Facility               Daleville, Indiana         Ownership of land and building
CARRIERS, INC.

BEST BUY CO., INC.             Retail Store                    Torrance, California       Ownership of land and building

METAGENICS                     Research and                    San Clemente, California   Ownership of land and building
                               Development Facility

THE BENJAMIN                   Manufacturing Facility          St. Louis, Missouri        Ownership of land and building
ANSEHL COMPANY

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

Compucom Systems, Inc.         Office/Research                 Dallas, Texas              Ownership of a 33 1/3% interest
                               Facility                                                   in a limited liability company
                                                                                          owning land and buildings (1)

PRODUCTION RESOURCE            Industrial/Manufacturing        Las Vegas, Nevada          Ownership of land and building (1)
GROUP LLC                      Facility

CHECKFREE                      Office/Research                 Norcross, Georgia          Ownership of a 50% interest
CORPORATION, INC.              Facility                                                   in a limited liability company
                                                                                          owning land and building (1)

BUILDERS' SUPPLY AND           Office/Warehouse                Harrisburg,                Ownership of land and building
LUMBER CO., INC.               Facility                        North Carolina

SCOTT CO. OF CALIFORNIA        Industrial/Manufacturing        Gardenia, California       Ownership of land and building (1)
                               Facility

AMERISERVE FOOD                Distribution/Warehouse          Burlington, New Jersey     Ownership of a 60% interest
CORPORATION, INC.                                              Shawnee, Kansas;           in a limited liability company
                                                               Grand Rapids, Michigan;    owning land and building (1)
                                                               and Manassas, Virginia

CONSOLIDATED THEATERS          Multi-plex Motion Picture       Midlothian, Virginia       Ownership of land and building (1)
HOLDING, G.P.                  Theater (under construction)

AMERIX CORPORATION             Office/Research - 1             Columbia, Maryland         Ownership of land and building (1)
                               location (under construction)

ATRIUM COMPANIES, INC.         Industrial/Manufacturing        Dallas - 1, Greenville,    Ownership of land and building
                               - 3 locations (under             - 2 and Wylie - 1, Texas
                               construction)

FITNESS HOLDINGS               Health Club (under             Salt Lake City, Utah        Ownership of land and building
WORLDWIDE, INC.                construction)


WEST UNION CORPORATION         Office/Research                 Tempe, Arizona             Ownership of land and building
                               (under construction)

BARAJAN PRODUCTS, L.L.C.           Industrial/Manufacturing    Rock Island, Illinois      Ownership of land and building
                                   (under construction)

STELLEX                            Office/Manufacturing        North Amityville, New York Ownership of land and building
TECHNOLOGIES, INC.                 Facilities                  and Valencia, California


(1) This property is encumbered by a mortgage note payable.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS



                  Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company. As of December 31, 1999, there were 10,777 holders of record of the Shares of the Company.

                  The Company is required to distribute annually its Distributable REIT Taxable Income, as defined in the Prospectus, to maintain its status as a REIT. Quarterly dividends paid by the Company since its inception are as follows:

                             1998               1999
                     ------------       ------------
First quarter              --                .161000
Second quarter             --                .162504
Third quarter             .147560            .162700
Fourth quarter            .159528            .162932
                     ------------       ------------
                     $    .307088            .649136
                     ============       ============

REPORT ON FORM 10-K



                  The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.