Form 10-Q
period 2000-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2000-05-18
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2000

                                       of

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


    CPA(R):14 has no active market for common stock at May 16, 2000. 35,439,507 shares of common stock, $.001 Par Value outstanding at May 16, 2000.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES






                                      INDEX


                                                                                   Page No.
                                                                                   -------
 PART I
 ------

 Item 1. -    Financial Information*

              Condensed Consolidated Balance Sheets, March 31, 2000 and
              December 31, 1999                                                        2

              Condensed Consolidated Statements of Income for the three
              months ended March 31, 1999 and 2000                                     3

              Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 1999 and 2000                                     4

              Notes to Condensed Consolidated Financial Statements                    5-7



 Item 2. -    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                     8-9



 PART II -    Other Information
 -------

Item 3A. -    Quantitative and Qualitative Disclosures About Market Risk              10


Item 4. -     Submission of Matters to a Vote of Security Holders                     10


 Item 6. -    Exhibits and Reports on Form 8-K                                        10-11


 Signatures                                                                           12





* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,               March 31,
                                                                                      1999                     2000
                                                                                 -------------           ---------------
                                                                                      (Note)               (Unaudited)
ASSETS:

Real estate leased to others:
  Accounted for under the operating method:
            Land                                                                  $ 36,130,456            $ 40,002,456
            Buildings                                                               76,917,819             121,108,700
                                                                                  ------------            ------------
                                                                                   113,048,275             161,111,156
            Accumulated depreciation                                                 1,152,595               1,761,197
                                                                                  ------------            ------------
                                                                                   111,895,680             159,349,959
Net investment in direct financing leases                                           27,161,841              27,168,895
Real estate under construction
    leased to others                                                                45,775,407              26,763,192
                                                                                  ------------            ------------
        Real estate leased to others                                               184,832,928             213,282,046
Equity investments                                                                  50,344,119              51,234,817
Cash and cash equivalents                                                           91,420,457             117,527,610
Other assets                                                                         4,465,449               5,684,714
                                                                                  ------------            ------------
            Total assets                                                          $331,062,953            $387,729,187
                                                                                  ============            ============

LIABILITIES:

Limited recourse mortgage note payable                                            $ 49,517,692            $ 79,713,753
Accrued interest                                                                       292,118                 373,446
Accounts payable to affiliates                                                       2,046,441               2,016,100
Accounts payable and accrued expenses                                                  265,889                 532,894
Prepaid rental income and security deposits                                          1,324,379               2,317,735
Deferred acquisition fees payable to affiliate                                       5,905,602               6,418,302
Dividends payable                                                                    4,515,213               5,042,093
Escrow funds                                                                         1,105,530               1,105,530
                                                                                  ------------            ------------
               Total liabilities                                                    64,972,864              97,519,853
                                                                                  ------------            ------------
Minority interest                                                                    8,212,097               4,834,790
                                                                                  ------------            ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
     120,000,000 shares; issued and outstanding,
     29,460,594 and 32,844,440 shares at
     December 31, 1999 and March 31, 2000                                               29,460                  32,844
Additional paid-in capital                                                         265,487,028             294,911,898
Distributions in excess of accumulated earnings                                     (6,896,632)             (8,687,852)
                                                                                  ------------            ------------
                                                                                   258,619,856             286,256,890

Less treasury stock at cost, 79,839 and 95,186
     shares at December 31, 1999 and March 31, 2000                                   (741,864)               (882,346)
                                                                                  -------------           ------------
               Total shareholders' equity                                          257,877,992             285,374,544
                                                                                  ------------            ------------
               Total liabilities and shareholders' equity                         $331,062,953            $387,729,187
                                                                                  ============            ============

The accompanying notes are an integral part of the condensed consolidated financial statements.
Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)



                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                            --------------------------
                                                                             1999              2000
                                                                             ----              ----
Revenues:
    Rental income                                                       $ 1,020,158          $ 3,097,688
    Interest income from direct financing leases                                                 689,000
    Other interest income                                                   253,306            1,851,066
                                                                        -----------          -----------
                                                                          1,273,464            5,637,754
                                                                        -----------          -----------

Expenses:
    Interest                                                                 35,179            1,271,266
    Depreciation and amortization                                           155,422              621,696
    General and administrative                                              164,333              438,352
    Property expenses                                                       249,505              661,367
                                                                        -----------          -----------
                                                                            604,439            2,992,681
                                                                        -----------          -----------

            Income before minority interest in income and

                 income from equity investments                             669,025            2,645,073

    Minority interest in income                                                                 (138,062)
                                                                        -----------           ----------
        Income before income from equity investments                        669,025            2,507,011

    Income from equity investments                                          332,922              743,862
                                                                        -----------          -----------
            Net income                                                  $ 1,001,947          $ 3,250,873
                                                                        ===========          ===========

Basic earnings per share                                                       $.08                 $.11
                                                                               ====                 ====

Weighted average shares outstanding - basic                              12,608,497           30,770,527
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                       ---------------------------------------
                                                                           1999                      2000
                                                                           ----                      ----
Cash flows from operating activities:
   Net income                                                           $ 1,001,947              $  3,250,873
   Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                                       155,422                   621,696
        Straight-line adjustments                                           (53,207)                 (359,208)
        Income from equity investments in excess
          of distributions received                                                                  (113,617)
        Minority interest in income                                                                   138,062
        Provision for uncollected rent                                                                 28,400
        Change in operating assets and liabilities, net                    (365,884)                  623,644
                                                                        -----------              ------------

              Net cash provided by operating activities                     738,278                 4,189,850
                                                                        -----------              ------------

Cash flows from investing activities:
   Acquisitions of real estate and equity investments
        and other capitalized costs                                     (36,324,765)              (39,803,498)
   Funds released from escrow                                                                      10,488,450
   Equity distributions received in excess of
        equity income                                                       385,268
                                                                        -----------              ------------

              Net cash used in investing activities                     (35,939,497)              (29,315,048)
                                                                        -----------              ------------

Cash flows from financing activities:
   Capital raised, net of costs                                          38,267,085                29,428,254
   Payment of mortgage principal                                                                     (106,352)
   Dividends paid                                                        (1,365,622)               (4,515,213)
   Distributions paid to minority interest partner, net                                            (3,515,369)
   Proceeds from mortgages                                                4,225,000                30,302,413
   Deferred financing costs                                                (102,834)                 (220,900)
   Purchase of treasury stock                                               (75,200)                 (140,482)
                                                                        -----------               -----------

              Net cash provided by financing activities                  40,948,429                51,232,351
                                                                        -----------               -----------

              Increase in cash and cash equivalents                       5,747,210                26,107,153

Cash and cash equivalents, beginning of period                           26,747,058                91,420,457
                                                                       ------------              ------------

Cash and cash equivalents, end of period                                $32,494,268              $117,527,610
                                                                        ===========              ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED/CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation:


The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 14 Incorporated and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period is not necessarily indicative of results for the full year. For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

An initial offering of the Company's shares which commenced on November 10, 1997 concluded on November 10, 1999 at which time the Company had issued an aggregate of 29,440,594 shares ($294,405,940). On November 17, 1999 the Company commenced an offering for a maximum of 40,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis at a price of $10 per share. The initial issuance of shares under the second offering occurred on February 23, 2000 at which time 3,383,846 shares ($33,838,460) were issued. An additional issuance of shares occurred on May 5, 2000 at which time 2,690,253 shares ($26,902,530) were issued.

Note 3. Transactions with Related Parties:


The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreement. Until the Company has achieved a 7% cumulative rate of cash flow from operations, as defined in the Advisory Agreement, the Advisor will not be entitled to receive the performance fee. At such time as the Advisor is entitled to receive the performance fee, the Advisor will have the option of receiving such fee in cash or restricted shares of the Company. Asset management fees for the three-month periods ended March 31, 1999 and 2000 were $121,297 and $308,089, respectively, with performance fees in like amount. General and administrative reimbursements for the three-month periods ended March 31, 1999 and 2000 were $42,087 and $197,244, respectively.

Note 4.  Commitments and Contingencies:


The Company is liable for certain expenses of the second offering which are being deducted from the gross proceeds of the offering and are presently estimated to aggregate a maximum of $16,000,000 assuming the sale of 40,000,000 shares. The Company is also liable for selling commissions of up to $0.60 (6%) per share sold except for any shares sold to the Advisor, its affiliates, the selected dealers or any of their employees for their own accounts. The Company is reimbursing Carey Financial Corporation for expenses (including fees and expenses of its counsel) and for the costs of sales and wholesaling services. To the extent, if any, that all organization and offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the offering, such excess will be paid by the Advisor.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)



Note 5.  Lease Revenues:


The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month period ended March 31, 1999 and 2000 are as follows:

                                                             1999                      2000
                                                             ----                      ----
Per Statements of Income
         Rental income                                     $1,020,158                $3,097,688
         Interest income from direct
            financing leases                                                            689,000
Adjustment:
         Share of leasing revenue applicable
            to minority interests                                                      (165,238)
         Share of leasing revenues
            from equity investments                           941,638                 2,411,349
                                                           ----------                ----------
                                                           $1,961,796                $6,032,799
                                                           ==========                ==========

For the three-month periods ended March 31, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:

Lease Obligor:                                                   1999                   2000
-------------                                                    ----                   ----
Advanced Micro Devices, Inc. (a)                           $  762,125      39%       $  762,125          13%
Applied Materials, Inc. (a)                                                             718,173          12
Amerix Corporation                                                                      549,369           9
Atrium Companies, Inc.                                                                  518,750           9
Best Buy Co., Inc.                                            496,424      26           486,655           8
Compucom Systems, Inc. (a)                                      3,713                   326,167           5
Metagenics, Inc.                                                                        325,338           5
Checkfree Holdings Corporation, Inc. (a)                                                320,540           5
Production Resource Group LLC                                   2,422                   319,313           5
Intesys Technologies, Inc. (a)                                175,800       9           284,344           5
Ameriserve Food Distribution, Inc. (b)                                                  247,856           4
Burlington Motor Carrier, Inc.                                198,000      10           198,000           3
Builders' Supply and Lumber Co., Inc.                                                   190,000           3
Scott Companies, Inc.                                                                   170,250           3
The Benjamin Ansehl Company                                   162,437       8           162,438           3
Stellex Technologies, Inc.                                                              161,718           3
Contraves Brashear Systems L.P.                               160,875       8           160,875           3
West Union Corporation                                                                  130,888           2
                                                           ----------     ---        ----------         ---
                                                           $1,961,796     100%       $6,032,799         100%
                                                           ==========     ===        ==========         ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.
(b) Net of Corporate Property Associates 12 Incorporated's minority interest.

Note 6.  Equity Investments:


The Company holds interests in five limited liability companies in which its ownership interest is 50% or less. All of the underlying investments were formed and are owned with affiliates that have similar investment objectives as the Company. The Company owns a 33.33% interest in properties net leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. and 50% interests in properties net leased to Intesys Technologies, Inc. and CheckFree Holdings Corporation. The Company owns an interest in ET LLC, a limited liability company that net leases a property

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


to Etec Systems, Inc. ("Etec"). The interest in the Etec investment is a 49.99% interest in a building on the Etec property for which construction was completed in July 1999. Corporate Property Associates 12 Incorporated, an affiliate, owns all remaining interests in the Etec property. The Etec lease obligations are unconditionally guaranteed by Applied Materials, Inc. Summarized combined financial information of all of the Company's equity investees is as follows:

                     (In thousands)                                    December 31, 1999          March 31, 2000
                                                                       -----------------          --------------
                        Assets (primarily real estate)                        $260,115                 $263,530
                        Liabilities (primarily mortgage notes payable)         169,286                  170,433
                        Members' equity                                         90,829                   93,097


                                                                                 Three Month Period Ended
                                                                         March 31, 1999           March 31, 2000
                                                                         --------------           --------------

                        Revenues (primarily rental revenues)                    $3,396                   $6,658
                        Expenses (primarily interest on mortgage
                             and depreciation)                                   2,157                    4,329
                                                                                ------                   ------
                        Net income                                              $1,239                   $2,329
                                                                                ======                   ======

Note 7.  Acquisitions:


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

Stellex Technologies, Inc.

On February 24, 2000, the Company purchased two properties in North Amityville, New York and Valencia, California for $19,329,988 and entered into net leases with two subsidiaries of Stellex Technologies, Inc. ("Stellex"). The lease obligations of the subsidiaries are unconditionally guaranteed by Stellex. The leases have initial terms of twenty years with two ten-year renewal terms at the option of the lessees. Combined annual rent under the Stellex leases is $1,886,934 with rent increases every two years based on a formula indexed to the Consumer Price Index.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The following information should be read in conjunction with the Corporate Property Associates 14 ("CPA(R):14") Incorporated's condensed consolidated financial statements and notes thereto as of March 31, 2000 included in this quarterly report and the Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by us that the results or conditions described in such statements or the objectives and plans will be achieved.


Financial Condition:


        We intend to substantially all of the net proceeds from our offerings (except for approximately 1% to establish a working capital reserve) along with limited recourse mortgage financing to purchase a diversified portfolio of commercial and industrial real estate and enter into long-term leases with corporate tenants on a net lease, single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property in order to limit our exposure to the effects of increases in real estate taxes and property maintenance and insurance costs. Our leases, which generally have initial lease terms of 15 to 25 years, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of March 31, 2000, we have raised $265,000,000, net of costs, from our first offering and $29,428,000 from our initial issuance of shares during the quarter ended March 31, 2000 from our current offering. To date, we have used $210,229,000, including $29,315,000 during the three-months ended March 31, 2000, along with mortgage proceeds of $79,963,000 (including $30,302,000 during the three months ended March 31, 2000) to purchase real estate and interests in single purpose entities formed with affiliates that have purchased real estate and entered into net leases. The affiliates have the same investment objectives as us. As of March 31, 2000, we have $110,903,000 of cash available for investment. Remaining costs to complete build-to-suit projects are expected to be $22,245,000. Our build-to-suit commitments include provisions that require the lessee to fund any cost overruns.

        We are using the cash flow from our net leases to fund quarterly dividends at an increasing rate, and pay debt service installments on limited recourse mortgage debt. For the three-months ended March 31, 2000, cash flow from operations of $4,190,000 was not sufficient to pay quarterly dividends of $4,515,000 and mortgage principal payments of $106,000. Cash flow from operations does not include any construction period rents on build-to-suit projects, and therefore, does not reflect fully certain cash flow benefits. As of March 31, 2000 we had cash balances of $117,528,000. We expect cash flow from operations to increase substantially as these amounts are invested in real estate. As we continue to issue shares and invest the proceeds, cash flow from operations is expected to increase substantially.

        We are continuing to monitor the bankruptcy of Ameriserve Food Distribution, Inc. We own a 60% interest in the Ameriserve properties and an affiliate, Corporate Property Associates 12 Incorporated (CPA(R):12) owns the remaining 40% interest. The joint ownership of properties with affiliates such as CPA(R):12 and the use of limited recourse mortgage debt has allowed us to diversify our portfolio and helped reduce our exposure to the risks of any single lessee. During the three-months ended March 31, 2000, one of the Ameriserve property lenders released funds from an escrow account of $10,488,000, of which we were required to distribute $3,515,000 to CPA(R):12 with the remaining amounts used to fund construction of the Ameriserve properties. As of March 31, 2000, our equity in the Ameriserve property (land and building less limited recourse mortgage debt and CPA(R):12's 40% ownership interest), was approximately $7,000,000, representing approximately 2% of our equity raised.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS:



        Because our asset base has increased substantially since March 31, 1999 from $151,250,000 to $387,729,000, the results of operations for the three-month periods ended March 31, 1999 and 2000 are not fully comparable. Net income for the three-month period ended March 31, 2000 was $3,251,000 as compared with $1,002,000 for the three-month period ended March 31, 1999. The increase in net income was due to our investment of offering proceeds in real estate, either directly or in equity investments with affiliates in single tenant, net lease properties. The increase in lease revenues (rental income and interest income from direct financing leases) and income from equity investments reflect these new investments rather than rent increases at existing properties. Since March 31, 1999 our cash balances have increased from $32,494,000 to $117,528,000 as the result of the issuance of shares and proceeds from mortgages, and resulted in a substantial increase in interest income. Increases in depreciation and amortization and property and general administrative expenses were attributable to the increase in our asset base, and the increase in interest expense was due to our obtaining new limited recourse mortgage debt. Results for future periods are expected to reflect increases in these revenue and expense categories except for interest income which is projected to decrease as funds from our offerings are invested fully in accordance with our objectives. Because of the commencement of our second offering in November 1999, we expect a decrease in interest income will occur only after the offering proceeds are invested in real estate. Interest income is earned solely as a result of using uninvested cash to purchase money market investments.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART II


Item 3A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Approximately $75,173,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2000 was the sum of LIBOR and 2%.

                 2000     2001     2002     2003      2004     Thereafter      Total      Fair Value
Fixed rate       $405      $627     $756     $827      $883      $71,675       $75,173       $67,468
Average
  interest rate  8.22%     8.23%    8.26%    8.26%     8.26%        8.39%
Variable rate     $25      $107     $118     $129      $141       $4,021        $4,541        $4,541


As of March 31, 2000 the Company had no other material exposure to market risk.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 During the quarter ended March 31, 2000 no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:
                 Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced
                 February 2, 1996 (File # 33-31437) is as follows as of March
                 31, 2000:

                 Shares registered:                                                     30,000,000

                 Aggregate price of offering amount registered:                       $300,000,000

                 Shares sold:                                                           29,440,594

                 Aggregated offering price of amount sold:                            $294,405,940

                 Direct or indirect payments to directors, officers,
                     general partners of the issuer or their
                     associates, to persons owning ten percent or more
                     of any class of equity securities of the issuer
                     and to affiliates of the issuer:                                 $  3,684,995

                 Direct or indirect payments to others:                               $ 25,477,481

                 Net offering proceeds to the issuer after
                     deducting expenses:                                              $265,243,464

                 Purchases of real estate:                                            $260,039,964

                 Working capital reserves:                                            $  2,944,059

                 Temporary investments in cash and cash
                     equivalents:                                                     $  2,259,441


                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART II


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K (continued)

         (b)     Exhibits:
                 Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced
                 November 17, 1999 (File # 333-76761) is as follows as of March
                 31, 2000:

                 Shares registered:                                                    40,000,000

                 Aggregate price of offering amount registered:                      $400,000,000

                 Shares sold:                                                           3,383,846

                 Aggregated offering price of amount sold:                           $ 33,838,460

                 Direct or indirect payments to directors, officers,
                     general partners of the issuer or their
                     associates, to persons owning ten percent or more
                     of any class of equity securities of the issuer
                     and to affiliates of the issuer:                                $    316,249

                 Direct or indirect payments to others:                              $  4,093,957

                 Net offering proceeds to the issuer after
                     deducting expenses:                                             $ 29,428,254

                 Purchases of real estate:                                           $          0

                 Working capital reserves:                                           $    338,385

                 Temporary investments in cash and cash
                     equivalents:                                                    $ 29,089,869

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES





                                   SIGNATURES





            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                                  AND SUBSIDIARIES



            05/17/00                            By:       /s/ John J. Park
            --------                                     -----------------------------------
              Date                                              John J. Park
                                                                Executive Vice President, Treasurer and
                                                                Chief Financial Officer
                                                                (Principal Financial Officer)



            05/17/00                            By:       /s/ Claude Fernandez
            --------                                     ------------------------------------
              Date                                              Claude Fernandez
                                                                Executive Vice President and
                                                                Chief Administrative Officer
                                                                (Principal Accounting Officer)
