Form 10-Q
period 2000-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2000-08-11
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2000
                                       of

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

CPA(R):14 has no active market for common stock at August 9, 2000. 37,925,637 shares of common stock, $.001 Par Value outstanding at August 9, 2000.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                AND SUBSIDIARIES

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
 PART I

 Item 1. -     Financial Information*

               Condensed Consolidated Balance Sheets, December 31, 1999
               and June 30, 2000                                                                       2

               Condensed Consolidated Statements of Income for the three
               and six months ended June 30, 1999 and 2000                                             3

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 2000                                                          4

               Notes to Condensed Consolidated Financial Statements                                   5-8

 Item 2. -     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    9-10


 PART II -     Other Information

 Item 3. -     Quantitative and Qualitative Disclosures About Market Risk                             11

 Item 4. -     Submission of Matters to a Vote of Security Holders                                    11

 Item 6. -     Exhibits and Reports on Form 8-K                                                       12

 Signatures                                                                                           13


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               December 31, 1999        June 30, 2000
                                                               -----------------        -------------
                                                                     (Note)              (Unaudited)
         ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
      Land                                                       $  36,130,456          $  52,622,456
      Buildings                                                     76,917,819            174,967,768
                                                                 -------------          -------------
                                                                   113,048,275            227,590,224
      Accumulated depreciation                                       1,152,595              2,658,982
                                                                 -------------          -------------
                                                                   111,895,680            224,931,242
   Net investment in direct financing leases                        27,161,841             27,168,895
   Real estate under construction leased to others                  45,775,407             35,877,784
                                                                 -------------          -------------
      Real estate leased to others                                 184,832,928            287,977,921
Equity investments                                                  50,344,119             51,387,286
Cash and cash equivalents                                           91,420,457             91,689,278
Other assets                                                         4,465,449              6,825,821
                                                                 -------------          -------------
         Total assets                                            $ 331,062,953          $ 437,880,306
                                                                 =============          =============

         LIABILITIES:

Limited recourse mortgage notes payable                          $  49,517,692          $ 106,338,835
Accrued interest                                                       292,118                551,459
Accounts payable to affiliates                                       2,046,441              2,483,237
Accounts payable and accrued expenses                                  265,889                684,262
Prepaid rental income and security deposits                          1,324,379              2,946,112
Deferred acquisition fees payable to affiliate                       5,905,602              7,772,773
Dividends payable                                                    4,515,213              5,679,106
Escrow funds                                                         1,105,530              1,105,530
                                                                 -------------          -------------
         Total liabilities                                          64,972,864            127,561,314
                                                                 -------------          -------------
Minority interest                                                    8,212,097              4,196,991
                                                                 -------------          -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized, 120,000,000
    shares; issued and outstanding, 29,460,594 and
    35,534,693 shares at December 31, 1999 and June 30, 2000            29,460                 35,535
Additional paid-in capital                                         265,487,028            317,813,486
Distributions in excess of accumulated earnings                     (6,896,632)           (10,844,674)
                                                                 -------------          -------------
                                                                   258,619,856            307,004,347

Less common stock in treasury at cost, 79,839 and 95,186
    shares at December 31, 1999 and June 30, 2000                     (741,864)              (882,346)
                                                                 -------------          -------------
         Total shareholders' equity                                257,877,992            306,122,001
                                                                 -------------          -------------
         Total liabilities and shareholders' equity              $ 331,062,953          $ 437,880,306
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

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS of INCOME

                                   (UNAUDITED)

                                                   Three Months Ended                    Six Months Ended
                                            June 30, 1999      June 30, 2000     June 30, 1999     June 30, 2000
                                            -------------      -------------     -------------     -------------
Revenues:
   Rental income                             $ 1,225,382       $ 4,363,521       $ 2,245,540       $ 7,461,209
   Interest income from direct
      financing leases                                --           632,250                --         1,321,250
   Other interest income                         290,669         1,785,495           543,975         3,636,561
                                             -----------       -----------       -----------       -----------
                                               1,516,051         6,781,266         2,789,515        12,419,020
                                             -----------       -----------       -----------       -----------
Expenses
   Interest                                      123,027         1,648,957           158,206         2,920,223
   Depreciation and amortization                 189,777           910,879           345,199         1,532,575
   General and administrative                    283,191           702,077           447,524         1,140,429
   Property expenses                             349,238           901,517           598,743         1,562,884
                                             -----------       -----------       -----------       -----------
                                                 945,233         4,163,430         1,549,672         7,156,111
                                             -----------       -----------       -----------       -----------
       Income before minority interest
          in loss and income from
          equity investments                     570,818         2,617,836         1,239,843         5,262,909
   Minority interest in loss                          --           146,766                --             8,704
                                             -----------       -----------       -----------       -----------
       Income before income from
          equity investments                     570,818         2,764,602         1,239,843         5,271,613
   Income from equity investments                612,934           757,682           945,856         1,501,544
                                             -----------       -----------       -----------       -----------
       Net income                            $ 1,183,752       $ 3,522,284       $ 2,185,699       $ 6,773,157
                                             ===========       ===========       ===========       ===========
Basic and diluted earnings per share         $       .07       $       .10       $       .15       $       .21
                                             ===========       ===========       ===========       ===========
Weighted average shares outstanding-
   basic and diluted                          16,071,527        34,434,358        14,349,579        32,612,563
                                             ===========       ===========       ===========       ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                        1999                         2000
                                                                        ----                         ----
Cash flows from operating activities:
  Net income                                                      $   2,185,699              $   6,773,157
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                     345,199                  1,532,575
      Straight-line rent adjustments                                    (78,823)                  (146,655)
      Minority interest in loss                                              --                     (8,704)
      Provision for uncollected rent                                         --                     65,868
      Change in operating assets and liabilities, net                   135,779                    696,957
                                                                  -------------              -------------
         Net cash provided by operating activities                    2,587,854                  8,913,198
                                                                  -------------              -------------
Cash flows from investing activities:
  Acquisitions of real estate and equity investments
      and other capitalized costs                                   (55,804,696)               (94,405,826)
  Funds released from escrow                                                                    10,488,450
  Payment of deferred acquisition fees                                       --                   (268,911)
  Equity distributions received in excess of
      equity income                                                     411,970                     57,071
                                                                  -------------              -------------
         Net cash used in investing activities                      (55,392,726)               (84,129,216)
                                                                  -------------              -------------
Cash flows from financing activities:
  Proceeds from sale of stock, net of costs                          98,234,905                 52,332,533
  Dividends paid                                                     (3,415,145)                (9,557,306)
  Proceeds from mortgages                                             9,700,000                 37,349,727
  Payment of mortgage principal                                          (9,662)                  (226,745)
  Distributions paid to minority interest partner                            --                 (4,863,779)
  Contributions from minority interest partner                               --                    857,377
  Deferred financing costs and mortgage deposits                       (654,206)                  (266,486)
  Purchase of treasury stock                                           (101,943)                  (140,482)
                                                                  -------------              -------------
         Net cash provided by financing activities                  103,753,949                 75,484,839
                                                                  -------------              -------------
         Net change in cash and cash equivalents                     50,949,077                    268,821
Cash and cash equivalents, beginning of period                       26,747,058                 91,420,457
                                                                  -------------              -------------
     Cash and cash equivalents, end of period                     $  77,696,135              $  91,689,278
                                                                  =============              =============

Noncash investing and financing activities:
     In connection with the acquisition of properties during the six months ended June 30, 2000, the Company assumed mortgage obligations of $19,698,161.

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

Note 2.  Organization and Offering:

The Company was formed on June 4, 1997 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Asset Management Corp. (the "Advisor"). Effective commencing June 29, 2000, W.P. Carey & Co. LLC ("WPC"), an affiliate of the Company, acquired the business operations of the former Advisor, Carey Property Advisors, pursuant to a merger. In connection with the merger, Carey Asset Management Corp., a wholly-owned subsidiary of WPC, became the Advisor of the Company. All officers of Carey Property Advisors serve in the same capacity for the new Advisor.

An initial offering of the Company's shares which commenced on November 10, 1997 concluded on November 10, 1999, at which time the Company had issued an aggregate of 29,440,594 shares ($294,405,940). On November 17, 1999, the Company commenced an offering for a maximum of 40,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis at a price of $10 per share. The initial issuance of shares under the second offering occurred on February 23, 2000. During the six months ended June 30, 2000, the Company issued 6,074,099 shares ($60,740,990). An additional 2,486,130 shares
($24,861,300) were issued on July 28, 2000.

Note 3. Transactions with Related Parties:

The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Prospectus. Until the Company has achieved a 7% cumulative rate of cash flow from operations (the "Preferred Return"), as defined in the advisory agreement of the Company, the Advisor will not be entitled to receive the performance fee. When the Preferred Return is achieved, the Advisor will have the option of receiving its performance fee in cash or restricted shares of the Company. Asset management fees for the three-month and six-month periods ended June 30, 2000 were $363,070 and $671,159, respectively, with performance fees in like amount, and general and administrative reimbursements were $248,209 and $445,453, respectively. For the three-month and six-month periods ended June 30, 1999, asset management fees were $155,512 and $276,809, with performance fees in like amount, and general and administrative reimbursements were $88,436 and $130,523, respectively.

Note 4.  Commitments and Contingencies:

The Company is liable for certain expenses of the offering which are being deducted from the gross proceeds of the offering up to a maximum of $16,000,000 assuming the sale of 40,000,000 shares. The Company is also liable for selling commissions of up to $0.60 (6%) per share sold except for any shares sold to the Advisor, its affiliates, the selected dealers or any of their employees for their own accounts. The company is reimbursing Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of sales and wholesaling services. To the extent, if any, that all organization and offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the offering, such excess will be paid by the Advisor.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six month periods ended June 30, 1999 and 2000 are as follows:

                                                                      1999                        2000
                                                                      ----                        ----
Per Statements of Income:
     Rental income                                                 $  2,245,540             $  7,461,209
     Interest income from direct financing leases                            --                1,321,250
Adjustment:
     Share of leasing revenues applicable to
        minority interests                                                   --                 (587,948)
     Share of leasing revenues from equity investments                2,410,436                4,827,985
                                                                   ------------             ------------
                                                                   $  4,655,976             $ 13,022,496
                                                                   ============             ============

For the six-month period ended June 30, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:

                                                                1999           %                    2000            %
                                                                ----           -                    ----            -
Advanced Micro Devices, Inc. (a)                           $1,524,250         33%              $ 1,524,250         12%
Applied Materials, Inc. (a)                                         -          -                 1,436,345         11
Amerix Corporation                                                  -          -                 1,098,738          8
Atrium Companies, Inc.                                              -          -                 1,037,500          8
Best Buy Co., Inc.                                            979,493         21                   994,331          8
Ameriserve Food Distribution, Inc. (b)                              -          -                   881,922          7
Metagenics, Inc.                                                    -          -                   674,219          5
Compucom Systems, Inc. (a)                                    329,880          7                   652,333          5
Checkfree Holdings Corporation, Inc. (a)                       96,162          2                   646,369          5
Production Resource Group LLC                                 223,422          5                   638,625          5
Stellex Technologies, Inc.                                          -          -                   632,452          5
Intesys Technologies, Inc. (a)                                460,144         10                   568,688          4
Burlington Motor Carrier, Inc.                                396,000          8                   396,000          3
Builders' Supply and Lumber Co., Inc.                               -          -                   380,000          3
The Benjamin Ansehl Company                                   324,875          7                   324,875          3
Contraves Brashear Systems L.P.                               321,750          7                   321,750          2
Scott Companies, Inc.                                               -          -                   283,750          2
West Union Corporation                                              -          -                   283,637          2
APW North America Inc.                                              -          -                   229,540          2
Galyan's Trading Company                                            -          -                    15,778          -
International Garden Products, Inc.                                 -          -                     1,394          -
                                                           ------------      ---               -----------        ---
                                                           $4,655,976        100%              $13,022,496        100%
                                                           ============      ===               ===========        ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments

(b) Net of Corporate Property Associates 12 Incorporated's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.  Equity Investments:

The Company holds interests in five limited liability companies in which its ownership interest is 50% or less. All of the underlying investments were formed and are owned with affiliates that have similar investment objectives as the Company. The Company owns a 33.33% interest in properties net leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. and 50% interests in properties net leased to Intesys Technologies, Inc. and CheckFree Holdings Corporation. The Company owns an interest in a limited liability company that net leases a property to Etec Systems, Inc. ("Etec"). The interest in the Etec investment is a 49.99% interest in a building on the Etec property for which construction was completed in July 1999. Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, owns all remaining interests in the Etec property. The Etec lease obligations are unconditionally guaranteed by Applied Materials, Inc. Summarized combined financial information of the Company's equity investees is as follows:

  (In thousands)                                                      December 31, 1999              June 30, 2000
  --------------                                                      -----------------              -------------
  Assets (primarily real estate)                                         $260,115                      $263,380
  Liabilities (primarily mortgage notes payable)                          169,286                       170,618
  Partners' and members' equity                                            90,829                        92,762

                                                                                      Six Months Ended June 30,
                                                                                   1999                        2000
                                                                                   ----                        ----
  Revenues (primarily rental revenues)                                         $  8,169                      $ 13,327
  Expenses (primarily interest on mortgage and depreciation)                      4,995                         8,872
                                                                               --------                      --------
  Net income                                                                   $  3,174                      $  4,455
                                                                               ========                      ========

Note 7.  Acquisitions of Real Estate:

On May 30, 2000, the Company purchased five properties for $29,424,084 and entered into two net leases with APW North America Inc. ("APW"). The lease obligations of APW are jointly guaranteed by Applied Power Inc. and Wright Line, Inc. A master lease for four properties, located in Monon, Indiana; Champlin, Minnesota; Robbinsville, New Jersey; and Radford, Virginia, and a lease for a fifth property in North Salt Lake City, Utah, provide for annual rent of $1,809,225 and $818,125, respectively. The leases have initial terms of 17 years through May 31, 2017, with two five-year renewal terms at APW North America's option, and provide for purchase options beginning on June 1, 2013 and annually thereafter for the remainder of the initial lease term. The purchase options may be exercised at the higher of (i) fair market value, as defined, or (ii) acquisition cost plus any prepayment premium related to any mortgage debt placed on the property by the Company. The leases provide for annual rent increases beginning in the third year of the lease, based on a formula indexed to increases in the Consumer Price Index ("CPI"), subject to a cap of 5.78% for the first increase and of 1.89% for all subsequent increases.

On June 29, 2000, the Company purchased a property in Lakewood, New Jersey and committed to fund its expansion for a total of $8,638,743, and entered into a net lease with Langeveld International, Inc. ("Langeveld"). The lease obligations of Langeveld are unconditionally guaranteed by its parent company, International Garden Products, Inc. The lease provides for a primary term ending on the earlier of the completion of the improvements or December 1, 2001, followed by a 20-year initial lease with two five-year renewal terms at Langeveld's option. Annual rent will initially be $508,942, and will increase at the inception of the initial term by an amount equal to 10.5% multiplied by the amounts advanced to fund the expansion. If the entire anticipated additional cost of $3,563,276 is used for the expansion, the annual rent will increase to $866,250 at the commencement of the initial term. The lease provides for rent increases based on a formula indexed to increases in the CPI on October 1, 2003 and every third year thereafter, subject to a cap of 12.49%.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 29, 2000, the Company acquired three properties located in Kennesaw, Georgia; Leawood, Kansas and Plainfield, Indiana, subject to existing net leases with Galyan's Trading Company ("Galyan's") for $29,660,686, of which $19,698,161 was financed by the assumption of existing limited recourse mortgage debt on the three properties. The leases currently provide for combined annual rents of $2,840,000 with stated annual increases of 1.5% beginning in September 2000. The leases have initial terms through August 31, 2019, followed by eight five-year renewal options at Galyan's option.

The limited recourse mortgage loans on the Kennesaw, Leawood, and Plainfield properties, which had an aggregate balance on the date of acquisition of $19,698,161, provide for combined monthly payments of interest and principal of $158,067, at annual interest rates ranging from 8.754% to 8.847%. The loans mature on September 10, 2009, at which time balloon payments totaling $17,681,300 will be due.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with CPA(R):14's condensed consolidated financial statements and notes thereto as of June 30, 2000 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or the objectives and plans of CPA(R):14 will be achieved.

Financial Condition:

CPA(R):14 continues to expand and diversify its portfolio of commercial and industrial real estate by investing its net offering proceeds and proceeds from limited recourse mortgage financing and entering into long-term net leases with corporate tenants on a single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property in order to limit exposure to the effects of increases in real estate taxes and property maintenance and insurance costs. CPA(R):14's leases, which generally have initial lease terms of 15 to 20 years and generally provide the lessee with options for renewal terms, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of June 30, 2000, CPA(R):14 has raised $265,000,000, net of costs, from its first offering and $52,333,000 from its current offering. Since June 30, 2000, an additional $24,861,000 of capital has been raised through the issuance of shares. CPA(R):14 has used $83,917,000 during the six-months ended June 30, 2000, including using mortgage financing of $52,333,000 to purchase real estate interests in net leases. As of June 30, 2000, CPA(R):14 has approximately $87,950,000 of cash available for investment. Remaining costs to complete currently committed build-to-suit projects are estimated to be $9,700,000. CPA(R):14's build-to-suit commitments include provisions that require the lessee to fund any cost overruns.

CPA(R):14 is using the cash flow from its net leases to pay quarterly dividends at an increasing rate and meet its debt service installment obligations on limited recourse mortgage debt. For the six-months ended June 30, 2000, cash flow from operations of $8,913,000 was not sufficient to pay quarterly dividends of $9,557,000 and scheduled mortgage principal payment installments of $227,000. Cash flow from operations does not include approximately $300,000 of construction period rents on build-to-suit projects during the six-months ended June 30, 2000, and therefore does not fully reflect certain cash flow benefits. As of June 30, 2000, CPA(R):14 had cash balances of $91,689,000. CPA(R):14 expects cash flow from operations to increase substantially as this cash is used to complete build-to-suit projects and purchase additional real estate. As CPA(R):14 continues to issue shares and invest the proceeds, cash flow from operations is expected to increase substantially.

Management continues to monitor the bankruptcy of Ameriserve Food Distribution, Inc. CPA(R):14 owns a 60% interest in four Ameriserve properties and an affiliate, Corporate Property Associates 12 Incorporated (CPA(R):12) owns the remaining 40% interest. The joint ownership of properties with affiliates such as CPA(R):12 and the use of limited recourse mortgage debt has allowed for the diversification of the portfolio and helped reduce exposure to the risks of any single lessee. In March 2000, one of the Ameriserve property lenders released funds from an escrow account of $10,488,000, of which CPA(R):14 was required to distribute $4,195,000 to CPA(R):12 with the remaining amounts available to fund construction of the Ameriserve properties. As of June 30, 2000, CPA(R):14's equity in the Ameriserve property (land and building less limited recourse mortgage debt and CPA(R):12's 40% ownership interest), was $6,941,000. CPA(R):14 and CPA(R):12 hold an $8,700,000 letter of credit from Ameriserve from which funds may be received, subject to the consent of the lender, if Ameriserve does not meet certain obligations under its lease. Ameriserve pays its rent quarterly in advance installments and is currently meeting its rental obligations. Management is continuing to monitor the developments relating to Ameriserve's reorganization closely.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    CONTINUED

RESULTS OF OPERATIONS:

Since June 30, 1999, CPA(R):14's asset base has increased substantially from $215,748,000 to $437,880,000; therefore, the results of operations for the six-month periods ended June 30, 1999 and 2000 are not fully comparable. Net income for the three-month and six-month periods ended June 30, 2000 was $3,552,000 and $6,773,000, respectively, and $1,184,000 and $2,186,000 for the three and six-month periods ended June 30, 1999, respectively, with such increases primarily reflecting the effects of the increased asset and capital base. Because of the funds raised in its continuing offering, cash balances have remained high, and at times have exceeded $100,000,000. As a result, other interest income has increased substantially and remains a significant component of overall revenues. CPA(R):14's objective is to invest these proceeds in additional real estate investments. As CPA(R):14 becomes more fully invested, other interest income will be a much less significant component of overall revenues, and lease revenues (rental income and interest income from direct financing leases) are expected to represent substantially all revenues. After CPA(R):14 has fully invested the proceeds of its offerings, it will generally hold substantially lower cash balances but will continue to earn interest income from investing such cash in money market instruments. CPA(R):14's increased asset base has resulted in increases in depreciation, property and general administrative expenses, with interest expense increasing as new limited recourse mortgage debt is obtained. Since the commencement of the second offering in November 1999, CPA:14 has raised in excess of $74,000,000, net of the costs of raising capital.

Accounting principles require that construction period rents on build-to-suit projects be recorded as a reduction of cost rather than rental income. As a result, rents on build-to-suit projects are not currently reflected in income or cash flow from operations, even though management believes that these projects provide an economic return on CPA(R):14's investment during the construction period. If not for the accounting method of build-to-suit projects, lease revenues recognized currently in net income would have been approximately $300,000 greater than the net income amount presented in the accompanying consolidated financial statements. Management believes that the return on investment on build-to-suit projects will produce long-term returns that are superior to those of other opportunities that have been evaluated.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                                     PART II

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $98,051,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2000 was the sum of LIBOR plus 2%. There has been no material change since December 31, 1999.

(in thousands)

                            2000       2001       2002       2003       2004      Thereafter      Total       Fair Value
                            ----       ----       ----       ----       ----      ----------      -----       ----------
Fixed rate                  $356       $782       $938      $1,044     $1,115      $93,815       $98,050        $90,329

Average
   interest rate            8.36%      8.37%      8.40%       8.40%      8.40%        8.51%

Variable rate                $25       $107       $118        $129       $141       $7,401        $7,921         $7,921

As of June 30, 2000, the Company had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2000, no matters were submitted to a vote of security holders. A shareholders' meeting was scheduled for June 15, 2000. Shareholders representing a quorum were not present in person or by proxy, and the meeting was adjourned until August 11, 2000.

Item 5. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:
                    Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced February 2, 1996 (File # 33-31437) is as follows as of June 30, 2000:

                  Shares registered:                                                     30,000,000

                  Aggregate price of offering amount registered:                       $300,000,000

                  Shares sold:                                                           29,440,594

                  Aggregated offering price of amount sold:                            $294,405,940

                  Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                     owning ten percent or more of any class of equity
                     securities of the issuer and to affiliates of the issuer:         $  3,684,995

                  Direct or indirect payments to others:                               $ 25,477,481

                  Net offering proceeds to the issuer after
                     deducting expenses:                                               $265,243,464

                  Purchases of real estate:                                            $262,299,405

                  Working capital reserves:                                            $  2,944,059

                  Temporary investments in cash and cash equivalents:                             -

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART II

Item 5. - EXHIBITS AND REPORTS ON FORM 8-K (continued)

         (b)        Exhibits:
                    Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows as of June 30, 2000:

                  Shares registered:                                                     40,000,000

                  Aggregate price of offering amount registered:                       $400,000,000

                  Shares sold:                                                            6,074,099

                  Aggregated offering price of amount sold:                            $ 60,740,990

                  Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                     owning ten percent or more of any class of equity
                     securities of the issuer and to affiliates of the issuer:         $  1,228,776

                  Direct or indirect payments to others:                               $  7,179,681

                  Net offering proceeds to the issuer after
                     deducting expenses:                                               $ 52,332,533

                  Purchases of real estate:                                            $ 18,600,074

                  Working capital reserves:                                            $    607,410

                  Temporary investments in cash and cash equivalents:                  $ 33,125,049

         (b)        Reports on Form 8-K:

                    During the quarter ended June 30, 2000, the Company was not required to file any reports on form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                               AND SUBSIDIARIES


         8/11/00            By:     /s/ John J. Park
        ---------                   -----------------
           Date                         John J. Park
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


         8/11/00            By:     /s/ Claude Fernandez
        ---------                   ---------------------
           Date                         Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)