Form 10-Q
period 2000-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2000-11-13
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2000
                                       of

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


CPA(R):14 has no active market for common stock at November 10, 2000.
CPA(R):14 has 41,066,608 shares of common stock, $.001 Par Value outstanding at November 10, 2000.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES





                                      INDEX



                                                                                            Page No.
                                                                                            --------
 PART I
 ------
             Condensed Consolidated Balance Sheets, December 31, 1999
             and September 30, 2000                                                              2

             Condensed Consolidated Statements of Income for the three
             and nine months ended September 30, 1999 and 2000                                   3

             Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2000                                                4

             Notes to Condensed Consolidated Financial Statements                              5-8



 Item 2. -   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                              9-10



 PART II -   Other Information
 -------

 Item 3. -   Quantitative and Qualitative Disclosures About Market Risk                         11


 Item 4. -   Submission of Matters to a Vote of Security Holders                                11


 Item 6. -   Exhibits and Reports on Form 8-K                                                   12


 Signatures                                                                                     13
 Item 1. -   Financial Information*


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         December 31, 1999   September 30, 2000
                                                                         -----------------   ------------------
                                                                              (Note)            (Unaudited)
           ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
       Land                                                               $  36,130,456        $  76,097,456
       Buildings                                                             76,917,819          214,361,214
                                                                          -------------        -------------
                                                                            113,048,275          290,458,670
       Accumulated depreciation                                               1,152,595            3,878,726
                                                                          -------------        -------------
                                                                            111,895,680          286,579,944
   Net investment in direct financing leases                                 27,161,841           63,174,347
   Real estate under construction leased to others                           45,775,407           29,026,370
                                                                          -------------        -------------
       Real estate leased to others                                         184,832,928          378,780,661
Equity investments                                                           50,344,119           51,582,496
Cash and cash equivalents                                                    91,420,457           25,169,396
Other assets                                                                  4,465,449            9,053,232
                                                                          -------------        -------------
           Total assets                                                   $ 331,062,953        $ 464,585,785
                                                                          =============        =============

           LIABILITIES:
Limited recourse mortgage notes payable                                   $  49,517,692        $ 110,643,205
Accrued interest                                                                292,118              670,052
Accounts payable to affiliates                                                2,046,441            3,247,360
Accounts payable and accrued expenses                                           265,889              931,653
Prepaid rental income and security deposits                                   1,324,379            2,355,252
Deferred acquisition fees payable to affiliate                                5,905,602            9,816,751
Dividends payable                                                             4,515,213            6,227,565
Escrow funds                                                                  1,105,530              321,646
                                                                          -------------        -------------
           Total liabilities                                                 64,972,864          134,213,484
                                                                          -------------        -------------
Minority interest                                                             8,212,097            4,635,466
                                                                          -------------        -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized,
    120,000,000 shares; issued and outstanding,
    29,460,594 and 38,020,823 shares at
    December 31, 1999 and September 30, 2000                                     29,460               38,021
Additional paid-in capital                                                  265,487,028          339,541,616
Distributions in excess of accumulated earnings                              (6,896,632)         (12,830,955)
                                                                          -------------        -------------
                                                                            258,619,856          326,748,682

Less common stock in treasury at cost, 79,839 and 109,663 shares at
    December 31, 1999 and September 30, 2000                                   (741,864)          (1,011,847)
                                                                          -------------        -------------
           Total shareholders' equity                                       257,877,992          325,736,835
                                                                          -------------        -------------
           Total liabilities and shareholders' equity                     $ 331,062,953        $ 464,585,785
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS of INCOME
                                   (UNAUDITED)



                                                   Three Months Ended September 30,        Nine Months Ended September 30,
                                                       1999                2000                1999                2000
                                                   -----------         ------------        -----------         -----------
Revenues:
    Rental income                                  $ 1,370,704         $ 6,474,563         $ 3,616,244         $13,935,772
    Interest income from direct financing
      leases                                           132,158           1,086,369             132,158           2,407,619
    Other interest income                              638,180           1,615,054           1,182,155           5,251,615
                                                   -----------         -----------         -----------         -----------
                                                     2,141,042           9,175,986           4,930,557          21,595,006
                                                   -----------         -----------         -----------         -----------

Expenses
    Interest                                           485,189           2,317,124             643,395           5,237,347
    Depreciation and amortization                      245,130           1,232,838             590,329           2,765,413
    General and administrative                         371,339             710,937             818,863           1,851,366
    Property expenses                                  407,931           1,187,994           1,006,674           2,750,878
                                                   -----------         -----------         -----------         -----------
                                                     1,509,589           5,448,893           3,059,261          12,605,004
                                                   -----------         -----------         -----------         -----------

        Income before minority interest in
            loss and income from equity
            investments                                631,453           3,727,093           1,871,296           8,990,002

    Minority interest in loss                           70,414              28,790              70,414              37,494
                                                   -----------         -----------         -----------         -----------

        Income before income from equity
            investments                                701,867           3,755,883           1,941,710           9,027,496

    Income from equity investments                   1,188,318             747,369           2,134,174           2,248,913
                                                   -----------         -----------         -----------         -----------

        Net income                                 $ 1,890,185         $ 4,503,252         $ 4,075,884         $11,276,409
                                                   ===========         ===========         ===========         ===========

Basic and diluted earnings per share               $       .08         $       .12         $       .24         $       .33
                                                   ===========         ===========         ===========         ===========


Weighted average shares outstanding- basic
    and diluted                                     23,086,738          37,188,616          17,293,269          34,154,676
                                                   ===========         ===========         ===========         ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                                   Nine Months Ended September 30,
                                                                                      1999                   2000
                                                                                 -------------          -------------
Cash flows from operating activities:
   Net income                                                                    $   4,075,884          $  11,276,409
   Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation and amortization                                                   590,329              2,765,413
       Straight-line rent adjustments and other noncash rent adjustments              (137,388)              (232,502)
       Minority interest in loss                                                       (70,414)               (37,494)
       Provision for uncollected rent                                                        -                121,500
       Change in operating assets and liabilities, net                               1,259,742               (925,015)
                                                                                 -------------          -------------

          Net cash provided by operating activities                                  5,718,153             12,968,311
                                                                                 -------------          -------------

Cash flows from investing activities:
   Acquisitions of real estate and equity investments
       and other capitalized costs                                                (100,080,816)          (185,476,849)
   Funds released from escrow                                                                -             10,488,450
   Payment of deferred acquisition fees                                                      -               (268,911)
   Equity distributions received in excess of
       equity income                                                                   902,906                191,423
                                                                                 -------------          -------------

          Net cash used in investing activities                                    (99,177,910)          (175,065,887)
                                                                                 -------------          -------------

Cash flows from financing activities:
   Proceeds from sale of stock, net of costs                                       133,745,467             74,063,149
   Dividends paid                                                                   (6,018,880)           (15,498,380)
   Proceeds from mortgages                                                          48,411,028             41,822,601
   Payment of mortgage principal                                                       (34,331)              (395,249)
   Distributions paid to minority interest partner                                           -             (4,990,406)
   Contributions from minority interest partner                                      6,996,254              1,451,269
   Deferred financing costs and mortgage deposits                                     (508,621)              (336,486)
   Purchase of treasury stock                                                         (196,265)              (269,983)
                                                                                 -------------          -------------

          Net cash provided by financing activities                                182,394,652             95,846,515
                                                                                 -------------          -------------

          Net change in cash and cash equivalents                                   88,934,895            (66,251,061)

Cash and cash equivalents, beginning of period                                      26,747,058             91,420,457
                                                                                 -------------          -------------

     Cash and cash equivalents, end of period                                    $ 115,681,953          $  25,169,396
                                                                                 =============          =============

Noncash investing and financing activities:
  In connection with the acquisition of properties during the nine months ended
    September 30, 2000, the Company assumed mortgage obligations of $19,698,161.

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

The Company has adopted the provisions of Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB 101"). The adoption of SAB 101 has not had a material effect on the Company's financial position and results of operations.

Note 2.    Organization and Offering:

An initial offering of the Company's shares which commenced on November 10, 1997 concluded on November 10, 1999, at which time the Company had issued an aggregate of 29,440,594 shares ($294,405,940). On November 17, 1999, the Company commenced an offering for a maximum of 40,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis at a price of $10 per share. The initial issuance of shares under the second offering occurred on February 23, 2000. During the nine months ended September 30, 2000, the Company issued 8,560,229 shares ($85,602,290). An additional 3,155,448 shares ($31,554,480) were issued on October 27, 2000.

Note 3.    Transactions with Related Parties:

The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Prospectus. Until the Company has achieved a 6% cumulative rate of cash flow from operations (the "Preferred Return"), as defined in the advisory agreement of the Company, the Advisor will not be entitled to receive the performance fee. When the Preferred Return is achieved, the Advisor will have the option of receiving its performance fee in cash or restricted shares of the Company. Asset management fees for the three-month and nine-month periods ended September 30, 2000 were $433,095 and $1,104,254, respectively, with performance fees in like amount, and general and administrative reimbursements were $309,760 and $755,213, respectively. For the three-month and nine-month periods ended September 30, 1999, asset management fees were $199,098 and $475,907, respectively, with performance fees in like amount, and general and administrative reimbursements were $170,845 and $301,368, respectively.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.    Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine-month periods ended September 30, 1999 and 2000 are as follows:

                                                                 1999                2000
                                                             ------------        ------------
Per Statements of Income:
     Rental income                                           $  3,616,244        $ 13,935,772
     Interest income from direct financing leases                 132,158           2,407,619
Adjustment:
     Share of leasing revenues applicable to
         minority interests                                        (9,495)         (1,010,802)
     Share of leasing revenues from equity investments          5,061,176           7,448,628
                                                             ------------        ------------
                                                             $  8,800,083        $ 22,781,217
                                                             ============        ============

For the nine-month periods ended September 30, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:

                                                 1999          %            2000          %
                                             -----------      ----      -----------      ----
Advanced Micro Devices, Inc. (a)             $ 2,286,375        26%     $ 2,286,375        10%
Applied Materials, Inc. (a)                      957,564        11        2,167,176        10
Atrium Companies, Inc.                                 -         -        1,699,583         7
Amerix Corporation                                     -         -        1,648,106         7
Ameriserve Food Distribution, Inc. (b)            14,242         -        1,516,204         7
Best Buy Co., Inc.                             1,476,659        17        1,491,495         7
Stellex Technologies, Inc.                             -         -        1,406,547         6
Checkfree Holdings Corporation, Inc. (a)         416,702         5        1,163,546         5
Metagenics, Inc.                                 107,489         1        1,008,093         4
Compucom Systems, Inc. (a)                       656,047         7          978,500         4
Production Resource Group LLC                    444,422         5          957,938         4
APW North America Inc.                                 -         -          886,377         4
Intesys Technologies, Inc. (a)                   744,488         8          853,031         4
Galyan's Trading Company                               -         -          729,328         3
Builders' Supply and Lumber Co., Inc.                  -         -          609,362         3
Burlington Motor Carrier, Inc.                   594,000         7          594,000         3
Scott Companies, Inc.                            132,158         2          510,750         2
The Benjamin Ansehl Company                      487,312         6          487,312         2
Contraves Brashear Systems L.P.                  482,625         5          482,625         2
West Union Corporation                                 -         -          480,574         2
Consolidated Theaters Holding, G.P                     -         -          279,344         1
Fitness Holdings                                       -         -          227,729         1
International Garden Products, Inc.                    -         -          128,630         1
Advance Paradigm, Inc.                                 -         -          117,808         1
Lennar Corporation                                     -         -           42,192         -
Buffets, Inc.                                          -         -           15,206         -
Transcore Holdings Inc.                                -         -            9,949         -
Earle M. Jorgensen Company                             -         -            3,437         -
                                             -----------      ----      -----------      ----
                                             $ 8,800,083       100%     $22,781,217       100%
                                             ===========      ====      ===========      ====

(a) Represents the Company's proportionate share of lease revenues from its equity investments
(b) Net of Corporate Property Associates 12 Incorporated's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.    Equity Investments:

The Company holds interests in five limited liability companies in which its ownership interest is 50% or less. All of the underlying investments were formed and are owned with affiliates that have similar investment objectives as the Company. The Company owns a 33.33% interest in properties net leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. and 50% interests in properties net leased to Intesys Technologies, Inc. and CheckFree Holdings Corporation. The Company owns an interest in a limited liability company that net leases a property to Etec Systems, Inc. ("Etec"). The interest in the Etec investment is a 49.99% interest in a building on the Etec property for which construction was completed in July 1999. Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, owns all remaining interests in the Etec property. As a result of the acquisition of Etec by Applied Materials, Inc. in 2000, the Etec lease obligations are unconditionally guaranteed by Applied Materials, Inc. Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                        December 31, 1999    September 30, 2000
                                                      -----------------    ------------------
Assets (primarily real estate)                            $260,115            $264,326
Liabilities (primarily mortgage notes payable)             169,286             171,331
Partners' and members' equity                               90,829              92,995

                                                                   Nine Months Ended September 30,
                                                                       1999               2000
                                                                  -------------       -------------
Revenues (primarily rental revenues)                                  $15,306            $20,416
Expenses (primarily interest on mortgage and depreciation)              8,982             13,574
                                                                      -------            -------
Net income                                                            $ 6,324            $ 6,842
                                                                      =======            =======

Note 7.    Acquisitions of Real Estate:

A. On August 14, 2000, CPA(R):14 purchased a property in Rochester, Minnesota on which a building is being constructed on a build-to-suit basis and net leased to Celestica Corporation ("Celestica"). The total purchase price including construction costs is estimated to be $21,570,681, with Celestica having the obligation to fund any additional costs necessary to complete the project. Upon the earlier of completion or June 30, 2001, a lease term of 15 years with two five-year renewal terms at Celestica's option will commence at an annual rent of $2,193,900 if the entire estimated funding of the build-to-suit project is required. To the extent that project costs are less than $21,570,681, initial annual rent will be adjusted by an amount equal to 10.65% of the difference in total project costs and the initial estimated project costs. The lease provides for stated rent increases of 10% every five years.

B. On September 21, 2000, CPA(R):14 purchased property located in Scottsdale, Arizona for $39,790,575 and entered into a net lease with PCS Health Systems, Inc. ("PCS"). The terms of the lease are unconditionally guaranteed by Advance Paradigm, Inc., PCS' parent company. The lease provides for annual rent of $4,300,000 and has an initial term of 21 years, with six five-year renewal terms at PCS' option.

C. On September 25, 2000, CPA(R):14 purchased a property in Albuquerque, New Mexico for $6,125,654 and entered into a net lease with Amtech Systems Corporation ("Amtech"). In connection with the purchase, CPA(R):14 obtained $3,500,000 of limited recourse mortgage financing. The lease obligations of Amtech are unconditionally guaranteed by Transcore Holdings, Inc., Amtech's parent company. The lease provides for an initial annual rent of $605,250 with increases of 7.374% every three years, and has an initial term of 15 years with three five-year renewal terms at Amtech's option. The $3,500,000 limited recourse mortgage loan is collateralized by the property and a lease assignment, and provides for monthly payments of principal and interest of $25,902 at an annual rate of 8.09% based on a 30-year amortization. The loan matures in October 2010, at which time a balloon payment is scheduled.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.    Acquisitions of Real Estate (continued):

D. On September 26, 2000, CPA(R):14 purchased land and building in Houston, Texas for $7,329,843 and entered into a net lease with US Home Corporation ("US Home"). The lease obligations of US Home are unconditionally guaranteed by Lennar Corporation, US Home's parent company. The lease provides for an initial annual rent of $700,000, with rent increases every two years based on a formula indexed to increases in the Consumer Price Index ("CPI"), capped at a maximum of 2.25%. The lease has an initial term of 15 years with four five-year renewal terms at US Home's option.

E. On September 28, 2000, CPA(R):14 purchased a property in Eagan, Minnesota for $20,942,408 and entered into a net lease with Buffets, Inc. ("Buffets"). The lease provides for an initial annual rent of $1,850,000, rising to $2,250,000 in the second year. Beginning December 2002, annual rent increases based on a formula indexed to the CPI are scheduled. The lease has an initial term of 20 years with two ten-year renewals at Buffets' option.

F. On September 29, 2000, CPA(R):14 purchased property in Kansas City, Missouri for $6,439,790 and assumed an existing net lease with Earle M. Jorgensen Company ("Jorgensen"). The lease provides for an initial annual rent of $630,299, with stated rent increases taking place every five years beginning on April 1, 2005. The lease has a remaining initial term through March 2020 with three five-year renewal options.

Note 8.    Subsequent Events:

A. On October 6, 2000, CPA(R):14 purchased properties in Johnson City, Tennessee and Valdosta, Georgia for $17,539,267 and assumed an existing net lease with Institutional Jobbers Company. In connection with the purchase, CPA(R):14 obtained $13,416,187 of limited recourse mortgage financing.

    The lease provides for an initial annual rent of $1,759,500 with stated annual rent increases of 2.5%. The lease has a remaining term of 19 years, with a renewal option of five years followed by an additional four-year option. The limited recourse mortgage loan of $13,416,187 is collateralized by the properties and a lease assignment, and provides for monthly payments of principal and interest of $108,936 at an annual rate of 8.6%, based on a 25-year amortization schedule. The loan matures on November 1, 2010, at which time a balloon payment is scheduled.

B. On October 30, 2000, CPA(R):14 purchased a property in Elk Grove Village, Illinois for $8,272,207 and entered into a net lease with Towne Air Freight, Inc. ("Towne"). The lease obligations of Towne are unconditionally guaranteed by Towne Holdings, Inc. The lease has an initial term of 20 years with four five-year renewals at Towne's option and provides for an initial annual rent of $835,000, with annual increases based on a formula indexed to the CPI.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with CPA(R):14's condensed consolidated financial statements and notes thereto as of September 30, 2000 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or the objectives and plans of CPA(R):14 will be achieved.

RESULTS OF OPERATIONS:

Since September 30, 1999, CPA(R):14's asset base has increased substantially from $298,658,000 to $464,586,000; therefore, the results of operations for the nine-month periods ended September 30, 1999 and 2000 are not fully comparable as they reflect primarily the effects of the increase in the asset base. Net income for the three-month and nine-month periods ended September 30, 2000 was $4,503,000 and $11,276,000, respectively, and $1,890,000 and $4,076,000 for the three and nine-month periods ended September 30, 1999. Because of the funds raised in its continuing offering, cash balances have remained high, and at times have exceeded $100,000,000. As a result, other interest income has increased substantially and remains a significant component of overall revenues. CPA(R):14's objective is to invest these proceeds in additional real estate investments. As CPA(R):14 becomes more fully invested, other interest income will be a much less significant component of overall revenues, and lease revenues (rental income and interest income from direct financing leases) are expected to represent substantially all revenues. After CPA(R):14 has fully invested the proceeds of its offerings, it will generally hold substantially lower cash balances but will continue to earn interest income from investing such cash in money market instruments. CPA(R):14's increased asset base has resulted in increases in depreciation, property and general administrative expenses, with interest expense increasing as new limited recourse mortgage debt is obtained.

FINANCIAL CONDITION:

CPA(R):14 continues to invest its net offering proceeds and proceeds from limited recourse mortgage financing in properties subject to long-term net leases with corporate tenants on a single tenant basis, thereby expanding and diversifying its portfolio of commercial and industrial real estate. Under a net lease, a tenant is generally required to pay all expenses related to the leased property for real estate taxes, property maintenance and insurance costs. The net lease, therefore, limits CPA(R):14 to the effects of inflation on these property costs, which are borne by the lessor when net lease provisions are not included. CPA(R):14's leases, which generally have initial lease terms of 15 to 20 years and provide the lessee with options for renewal terms, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of September 30, 2000, CPA(R):14 has raised $265,000,000, net of costs, from its first offering and $74,228,000 from its current offering. Since September 30, 2000, an additional $31,543,000 of capital has been raised through the issuance of shares. During the nine-months ended September 30, 2000, CPA(R):14 has used approximately $185,477,000 to purchase real estate interests in net leases. In connection with this acquisition activity, CPA(R):14 has obtained $41,823,000 of limited recourse mortgage financing. As of October 31, 2000, CPA(R):14 has approximately $32,985,000 of cash available for investment. Remaining costs to complete currently committed build-to-suit projects are estimated to be $21,647,000. CPA(R):14's build-to-suit commitments usually require the lessee to fund any cost overruns.

CPA(R):14's objective is to use the cash flow from its net leases and equity investments to pay quarterly dividends at an increasing rate and meet its debt service installment obligations on limited recourse mortgage debt. For the nine-months ended September 30, 2000, cash flow from operations of $12,969,000 was not sufficient to pay quarterly dividends of $15,498,000 and scheduled mortgage principal payment installments of $395,000. During September 2000, the Company acquired $80,628,000 of net lease real estate which will provide annual cash flow (rents less mortgage debt service) of $7,775,000. CPA(R):14 expects cash flow from operations to increase substantially as cash is used to complete build-to-suit projects and purchase additional real estate. Solely as a result of substantial completion of build-to-suit

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    CONTINUED

projects during the quarter ended September 30, 2000 leased to Fitness Holdings, Inc., Consolidated Theaters Holding, G.P., Builders' Supply and Lumber Co., Inc. and Atrium Companies, Inc., annual cash flow will increase $2,447,000. This added expected cash flow, combined with the recently completed transactions, will significantly reduce or eliminate the deficit between cash flow from operations and dividend and mortgage debt service commitments in the near future. Since September 30, 2000, CPA(R):14 has purchased three properties for $25,811,000. Net of debt service on the $13,416,000 of limited recourse financing obtained in connection with the purchase of two of these properties, the three properties purchased subsequent to September 30, 2000 should provide annual cash flow of $1,331,000.

Management continues to monitor the bankruptcy of Ameriserve Food Distribution, Inc. CPA(R):14 owns a 60% interest in four Ameriserve properties and an affiliate, Corporate Property Associates 12 Incorporated ("CPA(R):12") owns the remaining 40% interest. The joint ownership of properties with affiliates such as CPA(R):12 and the use of limited recourse mortgage debt has allowed for the diversification of the portfolio and helped reduce exposure to the risks of any single lessee. In March 2000, one of the Ameriserve property lenders released funds from an escrow account of $10,488,000, of which CPA(R):14 was required to distribute $4,195,000 to CPA(R):12 with the remaining amounts available to fund construction of the Ameriserve properties. As of September 30, 2000, CPA(R):14's equity in the Ameriserve property (land and building less limited recourse mortgage debt and CPA(R):12's 40% ownership interest), was $8,181,000. In August 2000, CPA(R):14 and CPA(R):12 funded $1,175,000 of construction costs for work that had been completed at the Ameriserve property. CPA(R):14 and CPA(R):12 hold an $8,700,000 letter of credit from Ameriserve from which funds may be received, subject to the consent of the lender, if Ameriserve does not meet certain obligations under its lease. Although Ameriserve pays its rent quarterly in advance installments and is currently meeting its rental obligations, CPA(R):14 and CPA(R):12 intend to draw on the letter of credit. It is expected that a portion of the funds will be applied to the balance on the limited recourse mortgage loan on the properties, in which event monthly debt service payments could be reduced. In February 2000, CPA(R):14 purchased two properties and entered into net leases with subsidiaries of Stellex Technologies, Inc. In September 2000, Stellex filed voluntary petitions of bankruptcy. Stellex has arranged for $36,000,000 of "debtor in possession" financing, subject to the approval of the bankruptcy. Stellex is paying its rent on a timely basis and preliminary indications are that it intends to affirm its leases. CPA(R):14 holds a $1,883,000 letter of credit which CPA(R):14 may draw upon under certain conditions. Management is continuing to monitor the developments relating to Ameriserve's and Stellex's reorganizations closely.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART II

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $101,749,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2000 was the sum of LIBOR plus 2%. There has been no material change since December 31, 1999.

(in thousands)

                           2000          2001          2002          2003          2004       Thereafter      Total      Fair Value
                         --------      --------      --------      --------      --------     ----------     --------    ----------

Fixed rate               $    191      $  1,174      $    963      $  1,070      $  1,141      $ 97,210      $101,749     $ 94,168

Average interest rate        8.37%         8.38%         8.41%         8.41%         8.41%         8.52%

Variable rate            $     25      $    107      $    118      $    129      $    141      $  8,374      $  8,894     $  8,894

As of September 30, 2000, the Company had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           An annual Shareholders meeting was held on August 11, 2000, at which time a vote was taken to elect CPA(R):14's directors through the solicitation of proxies. The following directors were elected for a one-year term:

                                            Total                  Shares              Shares
             Name of Director           Shares Voting            Voting Yes           Voting No
             ----------------           -------------            ----------           ---------
             William P. Carey             18,996,103             18,735,813            260,290
             William Ruder                18,996,103             18,705,123            290,980
             George E. Stoddard           18,996,103             18,672,334            323,769
             Charles C. Townsend, Jr.     18,996,103             18,722,957            273,146
             Warren G. Wintrub            18,996,103             18,726,165            269,938
             Thomas E. Zacharias          18,996,103             18,727,363            268,740

           An amendment to the Company's By-laws was approved which allows the Company to give shareholders notice of meetings by electronic mail if a shareholder chooses to receive notice by such means.

                 Total                  Shares          Shares          Shares
             Shares Voting            Voting Yes       Voting No      Abstaining
             -------------            ----------       ---------      ----------
               18,994,463             17,627,050        712,345         655,068

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                               PART II, continued

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

           (a)       Exhibits:
                     Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows as of September 30, 2000:


                     Shares registered:                                                   40,000,000

                     Aggregate price of offering amount registered:                     $400,000,000

                     Shares sold:                                                          8,560,229

                     Aggregated offering price of amount sold:                          $ 85,602,290

                     Direct or indirect payments to directors,
                         officers, general partners of the issuer or their
                         associates, to persons owning ten percent or
                         more of any class of equity securities of the
                         issuer and to affiliates of the issuer:                        $  1,653,046

                     Direct or indirect payments to others:                             $ 10,457,189

                     Net offering proceeds to the issuer after
                         deducting expenses:                                            $ 73,492,054

                     Purchases of real estate:                                          $ 47,836,579

                     Working capital reserves:                                          $    856,023

                     Temporary investments in cash and cash equivalents:                $ 24,799,452

           (b)       Reports on Form 8-K:

                     During the quarter ended September 30, 2000, the Company was not required to file any reports on form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES




                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                          AND SUBSIDIARIES




            11/10/00           By:  /s/ John J. Park
           ----------              -----------------------------------
               Date                      John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



             11/10/00          By:  /s/ Claude Fernandez
           -----------             -----------------------------------
               Date                      Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer