Form 10-K405
period 2000-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2001-03-30
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                      For the year ended DECEMBER 31, 2000

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


CPA(R):14 has no active market for common stock at March 27, 2001. Non-affiliates held 43,936,333 shares of common stock, $.001 Par Value outstanding at March 27, 2001.

                                     PART I


Item 1. Business.

Corporate Property Associates 14 Incorporated ("CPA(R):14") is a Real Estate Investment Trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2000, CPA(R):14's portfolio consisted of 59 properties leased to 42 tenants and totaling more than 9.8 million square feet.

CPA(R):14's core investment strategy is to purchase and own properties leased to a variety of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CPA(R):14 also generally includes in its leases:

      - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

      - covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

      - indemnification of CPA(R):14 for environmental and other liabilities; and

      -     guarantees from parent companies or other entities.

CPA(R):14 was formed as a Maryland corporation on June 4, 1997. Between November 1997 and March 2001, CPA(R):14 sold a total of 44,106,798 shares of common stock for a total of $441,067,980 in gross offering proceeds. These proceeds are being combined with limited recourse mortgage debt to acquire a portfolio of properties. As a REIT, CPA(R):14 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

Carey Asset Management Corp., CPA(R):14's advisor, provides both strategic and day-to-day management for CPA(R):14, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CPA(R):14. Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CPA(R):14 functions as a fully integrated operating company. CPA(R):14 pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CPA(R):14 also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated and Corporate Property Associates 12 Incorporated. On November 29, 1999, the Board of Directors of CPA(R):14 approved a change of control of Carey Asset Management Corp. Upon effectiveness of such change in control on June 29, 2000, Carey Asset Management Corp. became a wholly-owned subsidiary of W.P. Carey & Co. LLC (formerly known as Carey Diversified LLC), a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC" ("CDC" prior to the change of control). This change of control was approved by the shareholders of Carey Diversified LLC on June 28, 2000.

CPA(R):14's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2000, CPA(R):14 had no employees. An affiliate of Carey Asset Management Corp. employs 24 individuals who perform services for CPA(R):14.

BUSINESS OBJECTIVES AND STRATEGY

CPA(R):14's objectives are to:

      - pay quarterly dividends at an increasing rate that for taxable shareholders are partially free from current taxation;

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

DEVELOPMENTS DURING 2000

On January 12, 2000, CPA(R):14 purchased a property in Tempe, Arizona for $5,744,765 and entered into a net lease with West Union Corporation ("West Union"). The lease provides for annual rent of $530,250 with stated rent increases of 14.525% every five years. The initial lease term is fifteen years with a ten year renewal term at the option of West Union.

On February 3, 2000, CPA(R):14 purchased a property under construction in Rock Island, Illinois and entered into net lease and construction agency agreements with Barjan Products L.L.C. ("Barjan"). Total purchase price and construction costs were $10,465,669. In 2000, a lease term of sixteen years with a ten-year renewal term at Barjan's option commenced at an annual rent of $1,242,364. The lease provides for stated rent increases of 6% every three years during the initial term of the lease.

On February 24, 2000, CPA(R):14 purchased two properties in North Amityville, New York and Valencia, California for $19,329,988 and entered into net leases with two subsidiaries of Stellex Technologies, Inc. ("Stellex"). The lease obligations of the subsidiaries are unconditionally guaranteed by Stellex. The leases have initial terms of twenty years with two ten-year renewal terms at the option of the lessees. Combined annual rent under the Stellex leases is $1,886,934 with rent increases every two years based on a formula indexed to the Consumer Price Index ("CPI").

On May 30, 2000, CPA(R):14 purchased five properties for $29,424,084 and entered into two net leases with APW North America Inc. ("APW"). The lease obligations of APW are jointly guaranteed by Applied Power Inc. and Wright Line, Inc. A master lease for four properties, located in Monon, Indiana; Champlin, Minnesota; Robbinsville, New Jersey; and Radford, Virginia, and a lease for a fifth property in North Salt Lake City, Utah, provide for annual rent of $1,809,225 and $818,125, respectively. The leases have initial terms of 17 years through May 31, 2017, with two five-year renewal terms at APW North America's option, and provide for purchase options beginning on June 1, 2013 and annually thereafter for the remainder of the initial lease term. The leases provide for annual rent increases beginning in the third year of the lease, based on a formula indexed to increases in the CPI, subject to a cap of 5.78% for the first increase and of 1.89% for all subsequent increases.

On June 29, 2000, CPA(R):14 purchased a property in Lakewood, New Jersey and committed to fund its expansion for a total of $8,638,743, and entered into a net lease with Langeveld International, Inc. ("Langeveld"). The lease obligations of Langeveld are unconditionally guaranteed by its parent company, International Garden Products, Inc. In 2001, a 20-year initial lease with two five-year renewal terms at Langeveld's option commenced at an annual rent of $866,250. The lease provides for rent increases based on a formula indexed to increases in the CPI on October 1, 2003 and every third year thereafter, subject to a cap of 12.49%.

On June 29, 2000, CPA(R):14 acquired three properties in Kennesaw, Georgia; Leawood, Kansas and Plainfield, Indiana, subject to existing net leases with Galyan's Trading Company ("Galyan's") for $29,660,686, of which $19,698,161 was financed by the assumption of existing limited recourse mortgage debt on the three properties. The leases currently provide for combined annual rents of $2,840,000 with stated annual increases of 1.5% beginning in September 2000. The leases have initial terms through August 31, 2019, followed by eight five-year renewal options at Galyan's option.

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

On August 14, 2000, CPA(R):14 purchased a property in Rochester, Minnesota on which a building is being constructed on a build to suit basis and entered into a net lease with Celestica Corporation ("Celestica"). The total purchase price including construction costs is estimated to be $21,570,681, with Celestica having the obligation to fund any additional costs necessary to complete the project. Upon the earlier of completion or June 30, 2001, a lease term of 15 years with two five year renewal terms at Celestica's option will commence at an annual rent of $2,193,900 if the entire estimated funding of the build-to-suit project is required. To the extent that project costs are less than $21,570,681, initial annual rent will be adjusted by an amount equal to 10.65% of the difference in total project costs and the initial estimated project costs. The lease provides for stated rent increases of 10% every five years.

On September 21, 2000, CPA(R):14 purchased property in Scottsdale, Arizona for $39,790,575 and entered into a net lease with PCS Health Systems, Inc. ("PCS"). The terms of the lease are unconditionally guaranteed by Advance

Paradigm, Inc., PCS' parent company. The lease provides for annual rent of $4,300,000 and has an initial term of 21 years, with six five-year renewal terms at PCS' option.

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

On September 26, 2000, CPA(R):14 purchased a property in Houston, Texas for $7,329,843 and entered into a net lease with US Home Corporation ("US Home"). The lease obligations of US Home are unconditionally guaranteed by Lennar Corporation, US Home's parent company. The lease provides for an initial annual rent of $700,000, with rent increases every two years based on a formula indexed to increases in the CPI, capped at a maximum of 2.25%. The lease has an initial term of 15 years with four five-year renewal terms at US Home's option.

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

On September 29, 2000, CPA(R):14 purchased a property in Kansas City, Missouri for $6,439,790 and assumed an existing net lease with Earle M. Jorgensen Company ("Jorgensen"). The lease provides for an initial annual rent of $630,299, with stated rent increases taking place every five years beginning on April 1, 2005. The lease has a remaining initial term through March 2020 with three five-year renewal options.

On October 6, 2000, the Company purchased properties in Johnson City, Tennessee and Valdosta, Georgia for $17,539,267 and assumed an existing net lease with Institutional Jobbers Company ("Institutional Jobbers"). The lease provides for an annual rent of $1,759,500 with annual rent increases of 2.5%. The lease has a remaining term of 19 years and provides for two renewal terms of five and four years, respectively, at Institutional Jobbers' option.

In connection with the purchase, the Company obtained $13,416,187 of limited recourse mortgage financing. The mortgage loan is collateralized by the Institutional Jobbers properties and a lease assignment, and provides for monthly payments of principal and interest of $108,936 at an annual rate of 8.6%, based on a 25-year amortization schedule. The loan matures on November 1, 2010, at which time a balloon payment is scheduled.

On October 30, 2000, CPA(R):14 purchased a property in Elk Grove Village, Illinois for $8,272,207 and entered into a net lease with Towne Air Freight, Inc. ("Towne"). The lease obligations of Towne are unconditionally guaranteed by its parent company, Towne Holdings, Inc. The lease has an initial term of 20 years with four five-year renewals, at Towne's option, and provides for an initial annual rent of $835,000, with annual increases based on a formula indexed to the CPI.

CPA(R):14 and Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, structured two net leases with Ameriserve Food Distribution, Inc. in 1999 for four distribution centers. As structured, CPA(R):14 and CPA(R):12, with 60% and 40% ownership interests, respectively, were committed to invest up to $55,800,000 in the properties, with $32,000,000 of this commitment financed with limited recourse mortgage debt. In addition, Ameriserve provided CPA(R):14 and CPA(R):12 with irrevocable letters of credit of $8,700,000 as a security deposit. During 2000, Ameriserve declared bankruptcy and subsequently entered into a settlement agreement with CPA(R):14 and CPA(R):12. The settlement agreement provided for a cash payment of $3,100,000 and allowed CPA(R):14 and CPA(R):12 to draw on the full amount of the letters of credit. CPA(R):14 and CPA(R):12 were obligated to assign these funds to the mortgage lenders, who used such funds in the first quarter of 2001 to reduce the outstanding balance of the mortgage loans. CPA(R):14 and CPA(R):12 entered into net leases for three of the properties with the Company that purchased Ameriserve's operations. The guarantor of the three new leases is McLane Company, Inc., a wholly-owned subsidiary of Wal-Mart Stores, Inc.

On November 16, 2000, CPA(R):14 purchased a property in Salisbury, North Carolina on which a building is being constructed on a build-to-suit basis and entered into a net lease with Meridian Automotive Systems, Inc. ("Meridian"). The total purchase price including construction costs is estimated to be $7,653,498. Upon the earlier of completion or June 1, 2001, a lease term of 15 years will commence followed by two ten-year renewal terms, at Meridian's option. The lease provides for initial annual rent of approximately $804,000 with annual rent increases of 2%.

On December 1, 2000, CPA(R):14 purchased a property in Lafayette, Louisiana for $3,664,921 and entered into a net lease with Soloco, Inc. ("Soloco"). The lease obligations of Soloco are unconditionally guaranteed by its parent company, Newpark Resources, Inc. The lease has an initial term of 17 years with two five-year renewal terms at Soloco's option. Annual rent is $367,500 with annual increases based on a formula indexed to the CPI beginning on the second lease anniversary date.

On December 6, 2000, the Company purchased a 60% majority interest in a limited liability company for $44,256,294 from an affiliate, W.P. Carey & Co. LLC ("W.P. Carey LLC"), which retains a 40% minority interest. The limited liability company owns properties in Colliersville, Tennessee net leased to Federal Express Corporation ("Federal Express"). The Federal Express lease has a remaining lease term of 19 years followed by two ten-year renewal terms at Federal Express' option. Annual rent is currently $6,430,094 with annual rent increases based on a formula indexed to increases in the CPI, with each increase capped at 1.7%.

In connection with the purchase of its interest in the Federal Express properties, CPA(R):14 obtained $45,000,000 of limited recourse financing on the properties, collateralized by a deed of trust and a lease assignment. 40% of the loan proceeds, or $17,600,000, net of certain costs, was distributed to W.P. Carey LLC. The loan provides for monthly payments of interest and principal of $314,647 at an annual interest rate of 7.5% and based on a 30-year amortization.

On December 7, 2000, the Company purchased properties in Port St. Lucie and Pensacola, Florida on which buildings are being constructed on a build-to-suit basis and entered into net leases with Rave Motion Pictures Port St. Lucie, L.L.C. and Rave Motion Pictures Pensacola, L.L.C.. The lease obligations are unconditionally guaranteed by their parent company, Rave Reviews Cinemas, L.L.C. The total purchase price including construction costs for the two properties is estimated to be $12,519,310. The leases have initial terms of 20 years with two ten-year renewal terms, at the lessees' option, and provide for an initial annual rent, to be based upon the total costs necessary to complete the project, of up to $1,404,823, with rent increases every two years based on a formula indexed to the CPI beginning on the second lease anniversary.

On December 27, 2000, CPA(R):14 purchased two properties located in York, Pennsylvania for $12,041,884 and entered into a master net lease with Bon-Ton Department Stores, Inc. ("Bon-Ton"). The lease has an initial term of 20 years with six five-year renewal terms, at Bon-Ton's option, and provides for annual rent of $1,259,250 with annual increases based on a formula indexed to the CPI beginning on the second lease anniversary date, with each increase capped at 3%.

On December 27, 2000, CPA(R):14 purchased a property in Lindon, Utah and entered into a net lease and construction agency agreement with Exodus Communications, Inc. ("Exodus"). The total purchase price including construction costs is estimated to be $13,180,792. Upon completion of construction, a lease term of 15 years with three five-year renewal terms, at Exodus' option, will commence at an annual rent of $1,754,416. The lease provides for annual rent increases based on a formula indexed to the CPI, with each increase providing for a minimum increase of 2.2% and a maximum increase of 4.2%.

On December 27, 2000, the Company and a minority joint venture partner with 90% and 10% interests, respectively, purchased a property located in Houston, Texas for $5,599,336 and assumed an existing net lease with McCoy, Inc. ("McCoy"). In connection with the purchase, the Company obtained $4,200,000 of limited recourse mortgage financing. The lease has a remaining initial term through September 2007 with a renewal term, at McCoy's option, of either five or ten years. Annual rent is $520,800 with a scheduled increase in October 2002 to $596,400. The $4,200,000 limited recourse mortgage loan is collateralized by a deed of trust and a lease assignment, and provides for monthly payments of principal and interest of $33,115 at an annual interest rate of 8.25% based on a 25-year amortization.

The joint venture agreement provides that after each partner receives a preferred return of 15% based upon each partner's capital contribution, the Company will be entitled to receive 70% of the cash flow in excess of such preferred return.

On December 27, 2000, CPA(R):14 purchased a property located in Plymouth, Michigan for $10,224,816 and entered into a net lease with Simpson Industries, Inc. ("Simpson"). The lease has an initial term of 20 years with two ten-year renewal terms, at Simpson's option. Annual rent is $1,084,860 with annual increases based on a formula indexed to the CPI.

On December 29, 2000, the Company purchased a property in St. Charles, Missouri for $6,282,723 and assumed an existing net lease with 24-Hour Fitness, Inc. ("24-Hour Fitness"). The lease obligations of 24-Hour Fitness are unconditionally guaranteed by its parent company, Fitness Holdings, Inc. In connection with the purchase, the Company assumed an existing $3,800,000 limited recourse mortgage loan collateralized by a deed of trust and lease assignment. The lease has a remaining initial term through December 2020 with three five-year renewal terms, at 24-Hour Fitness' option. Annual rent is $721,526 with rent increases every two years based on a formula indexed to the CPI, with each increase capped at 4%.

The $3,800,000 limited recourse mortgage loan on the 24-Hour Fitness property is collateralized by a deed of trust and a lease assignment, and provides for monthly payments of interest only at a variable interest rate of 2.75% plus LIBOR through August 2001, at which time the loan matures. The loan provides for an option to extend, at which time the principal amount, rate of interest and term to maturity would be determined. If the extension option is not exercised a balloon payment for the entire principal balance and "exit consideration" of $57,000 will be due.

ACQUISITION STRATEGIES

Carey Asset Management Corp. has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CPA(R):14. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, Carey Asset Management Corp. has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CPA(R):14 takes advantage of Carey Asset Management Corp.'s presence in the net lease market to build its portfolio. In evaluating opportunities for CPA(R):14, Carey Asset Management Corp. carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CPA(R):14 believes that Carey Asset Management Corp. has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. Carey Asset Management Corp. seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CPA(R):14 believes that the experience of Carey Asset Management Corp.'s management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables Carey Asset Management Corp. to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

Carey Asset Management Corp.'s strategy in structuring its net lease investments for CPA(R):14 is to:

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

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):14 uses leverage when available on favorable terms. CPA(R):14 has approximately $218,111,000 in property level debt outstanding. These mortgages mature between 2009 and 2011 and have interest rates between 7.39% and 8.85%. Carey Asset Management Corp. continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

In analyzing potential acquisitions, Carey Asset Management Corp. reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CPA(R):14's acquisition criteria. The aspects of a transaction which are reviewed and structured by Carey Asset Management Corp. include the following:

      Tenant Evaluation. Carey Asset Management Corp. evaluates each potential tenant for its credit, management, position within its industry, operating history and profitability. Carey Asset Management Corp. seeks tenants it believes will have stable or improving credit. By leasing properties to these tenants, CPA(R):14 can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CPA(R):14's property will likely increase (if all other factors affecting value remain unchanged). Carey Asset Management Corp. may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CPA(R):14 with additional financial security. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. While Carey Asset Management Corp. will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. Carey Asset Management Corp.'s and the investment committee's standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.

      Leases with Increasing Rent. Carey Asset Management Corp. seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are generally tied to increases in indices such as the consumer price index. In the case of retail stores, the lease may provide for participation in gross sales above a stated level. The lease may also provide for mandated rental increases on specific dates or other methods that may not have been in existence or contemplated by us as of the date of this prospectus. Carey Asset Management Corp. seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term.

      Properties Important to Tenant Operations. Carey Asset Management Corp. generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. Carey Asset Management Corp. believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant. Carey Asset Management Corp. also seeks to assess the income, cash flow and profitability of the business conducted at the property so that, if the tenant is unable to operate its business, CPA(R):14 can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

      Lease Provisions that Enhance and Protect Value. When appropriate, Carey Asset Management Corp. attempts to include provisions in its leases that require its consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. These provisions protect CPA(R):14's investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or could reduce the value of CPA(R):14's properties.

      Diversification. Carey Asset Management Corp. will attempt to diversify CPA(R):14's portfolio to avoid dependence on any one particular tenant, type of facility, geographic location or tenant industry. By diversifying CPA(R):14's portfolio, Carey Asset Management Corp. reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

Carey Asset Management Corp. uses a variety of other strategies in connection with its acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant or the stock of the parent of the tenant. If the value of the stock exceeds the exercise price of the warrant, equity enhancements helps CPA(R):14 to achieve its goal of increasing funds available for the payment of distributions.

As a transaction is structured, it is evaluated by the chairman of Carey Asset Management Corp.'s investment committee. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies CPA(R):14's investment criteria. The investment committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. Carey Asset Management Corp. places special emphasis on having experienced individuals serve on its investment committee and does not invest in a transaction unless it is approved by the investment committee.

CPA(R):14 believes that the investment committee review process gives it a unique competitive advantage over other net lease companies because of the substantial experience and perspective that the investment committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

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

      - Nathaniel S. Coolidge previously served as Senior Vice President -- Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibility included overseeing fixed income investments for Hancock, its affiliates and outside clients.

      - Lawrence R. Klein is the Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

Each property purchased by CPA(R):14 will be appraised by an independent appraiser. CPA(R):14 will not purchase any property that has a total property cost (the purchase price of the property plus all acquisition fees) which is in excess of its appraised value. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee's credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by CPA(R):14 may be greater or less than the appraised value.

Carey Asset Management Corp.'s practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition. CPA(R):14 intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property, although there can be no assurance that hazardous substances or wastes (as defined by present or future Federal or state laws or regulations) will not be discovered on the property. CPA(R):14 will also consider factors peculiar to the laws of foreign countries, in addition to the risk normally associated with real property investments, when considering an investment located outside the United States.

ASSET MANAGEMENT

CPA(R):14 believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

Carey Asset Management Corp. monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Carey Asset Management Corp. reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, Carey Asset Management Corp. periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

HOLDING PERIOD

CPA(R):14 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):14 shareholders. If CPA(R):14's common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CPA(R):14 will generally begin selling properties within eight years after the proceeds of its current public offering (See "Recent Developments") are substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidation strategy which is likely to result in the greatest value for the shareholders.

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

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. CPA(R):14's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

CPA(R):14 typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by independent environmental consulting and engineering firms for all properties acquired by CPA(R):14. Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CPA(R):14 may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. CPA(R):14 normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, CPA(R):14 often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, CPA(R):14 may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate CPA(R):14's statutory liability or preclude claims against CPA(R):14 by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in CPA(R):14's leases may provide a basis for CPA(R):14 to recover from the tenant damages or costs for which it has been found liable.

INDUSTRY SEGMENT

CPA(R):14 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2000, no lessee represented 10% or more of the total operating revenue of CPA(R):14.

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

CPA(R):14's future results may be affected by certain risks and uncertainties including the following:

      We are subject to general real estate ownership risks.

      Our properties consist predominantly of net leased industrial and commercial properties located in the United States. An investment in CPA(R):14 is subject to risks incident to the ownership and operation of these types of properties, including:

            -     changes in the general economic climate;

            - changes in local conditions such as an oversupply of space or reduction in demand for real estate;

            -     changes in interest rates and the availability of financing;

            -     competition from other available space; and

            - changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

      We may have difficulty selling or re-leasing our properties.

      Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. Many of the net leases we enter into or acquire are for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. In addition, provisions of the Internal Revenue Code relating to REITs limit our ability to sell properties held for fewer than four years. These and other limitations may affect our ability to sell properties without adversely affecting returns to our shareholders.

      We are dependent on tenants for our revenue.

      Most of our properties are occupied by a single tenant and, therefore, the success of our investments are materially dependant on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet the mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

      The bankruptcy of tenants would cause a reduction in revenue.

      A tenant in bankruptcy could cause

            -     the loss of lease payments;

            -     an increase in the costs incurred to carry the property;

            -     a reduction in the value of shares; and

            -     a decrease in distributions to shareholders.

      Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor.

      Some of the programs managed by Carey Asset Management Corp. or its affiliates have had tenants file for bankruptcy protection and are involved in litigation. Four CPA(R) programs had to reduce the rate of distributions to their partners as a result of adverse developments involving tenants.

      Our tenants that are highly leveraged may be unable to pay rent.

      A tenant that has been recently restructured may be unable to pay its rent if there are adverse changes to their business or economic conditions. We anticipate providing financing to companies involved in acquisitions, recapitalizations or other financial restructurings through the use of a sale leaseback transaction. Often the tenant in this type of transaction will have substantially greater debt and substantially lower net worth than it had prior to the transaction. In addition, the payment of rent and debt service may reduce the working capital available to it and prevent it from devoting the resources necessary to keep itself competitive in its industry. Furthermore, in situations where management of the tenant will change after the transaction, it may be difficult for Carey Asset Management Corp. to determine the likelihood of the tenant's business success and of it being able to pay rents throughout the term of a lease with us. These companies are more vulnerable to adverse conditions in their business or industry, economic conditions generally and increases in interest rates.

      It will be difficult to sell shares.

      There is no current public market for the shares and, therefore, it will be difficult for shareholders to sell their shares promptly. In addition, the price received for any shares sold is likely to be less than the proportionate value of the real estate we own.

      Our success will be dependent on the performance of Carey Asset Management Corp.

      Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Carey Asset Management Corp. in the acquisition of investments, the selection of tenants and the determination of any financing arrangements. Shareholders have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments, and must rely entirely on the management ability of Carey Asset Management Corp. and the oversight of the board of directors.

      Carey Asset Management Corp. may be subject to conflicts of interest.

      Carey Asset Management Corp. manages our business and selects our real estate investments. Carey Asset Management Corp. has some conflicts of interest in its management of CPA(R):14 which arise primarily from the involvement of Carey Asset Management Corp. and its affiliates in other activities that may conflict with CPA(R):14. The activities in which a conflict could arise between CPA(R):14 and Carey Asset Management Corp. are:

            - the receipt of commissions, fees and other compensation by Carey Asset Management Corp. and its affiliates for property purchases, leases, sales and financing for CPA(R):14,

            - non-arms length agreements between CPA(R):14 and Carey Asset Management Corp. or any of its affiliates, and

            - purchases and loans from affiliates, subject to CPA(R):14's investment procedures, objectives and policies.

      Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by Carey Asset Management Corp. and/or its affiliates and the distributions to shareholders.

      Liability for uninsured losses could adversely affect our financial condition.

      We generally require our tenants to carry comprehensive liability, fire, flood and extended coverage insurance with respect to our properties with policy specifications and insured limits customarily carried for similar properties. There are, however, types of losses from disaster-type occurrences (such as wars or earthquakes) that may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties.

      Potential liability for environmental matters could adversely affect our financial condition.

      We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CPA(R):14:

            - Responsibility and liability for the cost of removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants.

            - Liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances.

            - Potential liability for common law clams by third parties based on damages and costs of environmental contaminants.

      We generally include provisions in our leases that provide that the tenant is responsible for all environmental liabilities and for compliance with environmental regulation, and must reimburse us for damages or costs for which we have been found liable. However, these provisions do not eliminate our statutory liability or preclude third party claims against us and, even if a we had a cause of action against the tenant to enable us to recover any amounts we pay, there are no assurances that we would be able to collect any money from the tenant. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral.

      Our use of debt to finance acquisitions could adversely affect our cash flow.

            Increased Risk Of Insufficient Cash Flow. Most of our property acquisitions will be made by borrowing a portion of the purchase price and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

            Financial Covenants Could Place Restrictions On Operations. In connection with the making of a mortgage loan with respect to a property, a lender could impose restrictions on us which affect our ability to incur additional debt and our distribution and operating policies. The mortgages on our properties contain customary negative covenants which may limit our ability to further mortgage the property, to discontinue insurance coverage, replace Carey Asset Management Corp. as our advisor or impose other limitations.

            Balloon Payment Obligations May Adversely Affect our Financial Condition. Some of our financing requires us to make a lump-sum or "balloon" payment at maturity. We intend to finance more properties in this manner. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

      Failure to qualify as a REIT could adversely affect our operations and ability to make distributions.

      If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the distributions paid deduction and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

      Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.

      A limit on the number of shares a person may own may discourage a takeover.

      Our articles of incorporation restrict ownership of more than 9.8% of the outstanding shares by one person. These restrictions may discourage a change of control of CPA(R):14 and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in the management of CPA(R):14.

      Maryland law could restrict change in control.

      Provisions of Maryland law applicable to us prohibit business combinations with:

            - any person who beneficially owns 10% or more of the voting power of outstanding shares;

            - an affiliate of us who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares ("an interested shareholder"); or

            -     an affiliate of an interested shareholder.

      These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in shareholders' interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder.

      Our participation in joint ventures creates additional risk.

      We participate in joint ventures with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner which could result in, among other things, subjecting us to liabilities in excess of those contemplated under the joint venture agreement and/or exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities.

      In some of our joint venture relationships with publicly registered investment programs or other entities sponsored by Carey Asset Management Corp. or one of its affiliate, we enter into investments as tenants-in-common. This poses risks in addition to those mentioned above. The partition rights of each co-tenant in a tenancy-in-common could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that Carey Asset Management Corp. or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

      International investments involve additional risks.

      We may purchase property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may include

            -     land use and zoning laws;

            -     environmental laws; and

            - laws relating to the foreign ownership of property and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin.

      These laws may expose us to risks that are different from and in addition to those commonly found in the United States. In addition, these foreign investments could be subject to the risks of adverse market conditions caused by changes in national or local economic conditions, changes in interest rates and in the availability, cost and terms of mortgage funds resulting from varying national economic policies, changes in real estate and other tax rates and other operating expenses in particular countries and changing governmental rules and policies.

Item 2.  Properties.


      Set forth below is certain information relating to the Company's properties owned as of December 31, 2000.

                                                                                    SHARE OF
                                                                      RENT PER       CURRENT
LEASE OBLIGOR/                           OWNERSHIP         SQUARE      SQUARE        ANNUAL      INCREASE    LEASE        MAXIMUM
 LOCATION                                 INTEREST(1)      FOOTAGE      FOOT         RENTS(2)    FACTOR      TERM           TERM
-----------------------------------------------------------------------------------------------------------------------------------
ADVANCED PARADIGM, INC. (3)
 Scottsdale, AZ                             100%            354,888      12.12      4,300,000    None      Sep. 2021     Sep. 2051

FEDERAL EXPRESS CORPORATION(3)
                                     60% interest in a
 Collierville, TN                    limited liability      390,380      16.30      3,858,056    CPI       Nov. 2019     Nov. 2029
                                    company owning land
                                       and building

ADVANCED MICRO DEVICES, INC.
                                    33 1/3% interest in a
                                      limited liability     362,000      25.26      3,048,195    CPI       Dec. 2018     Dec. 2038
 Sunnyvale, CA                       company owning land
                                         and buildings

ATRIUM COMPANIES, INC.(3)
 Dallas and
 Greenville (2), TX                         100%            986,832       2.10      2,075,000    CPI       Jul. 2020     Jul. 2030
 Wylie, TX                                  100%            207,000       4.15        860,000    CPI       Aug. 2020     Aug. 2020
                                                           --------                 ---------
                       Total:                             1,193,832                 2,935,000

GALYAN'S TRADING COMPANY(3, 4)
 Kennesaw, GA; Plainfield,
 IN; Leawood, KS                            100%            401,252       7.18      2,882,600    Stated    Aug. 2019     Aug. 2059

APPLIED MATERIALS, INC.
(ETEC SYSTEMS, INC.)
                                     49.99% interest in a
                                        limited liability
 Hayward, CA                         company owning land    142,000      25.54      2,872,991    CPI       Sep.  2014    Jan.  2030
                                          and building

APW NORTH AMERICA, INC.
 Monon, IN; Champlin,
 MN; Robbinsville,                          100%            803,101       3.27      2,627,350    CPI       May 2017      May 2027
 NJ; North Salt Lake City, UT;
 Radford, VA

AMERIX CORP. (3)
 Columbia, MD                               100%            159,577      13.77      2,197,475    CPI       Dec. 2016     Dec. 2036

CHECKFREE HOLDINGS
CORPORATION, INC.
                                       50% interest in a
                                       limited liability
 Norcross, GA                         company owning land   178,584      23.17      2,068,707    CPI       Dec. 2015     Dec. 2015
                                          and building

BEST BUY CO., INC. AND OLIVER
& WINSTON, INC.
 Torrance, CA                               100%            106,970      19.03      2,035,952    Stated    Jan. 2005     Jan. 2010

AMERISERVE FOOD DISTRIBUTION,
INC. (MCLANE COMPANY, INC.)(3)
                                       60% interest in a
 Shawnee, KS;                           limited liability
 Burlington, NJ;                      company owning land   529,428       6.02      1,913,403    CPI       Dec. 2020     Dec. 2040
 Manassas, VA                             and buildings

                                                                                    SHARE OF
                                                                      RENT PER       CURRENT
LEASE OBLIGOR/                           OWNERSHIP         SQUARE      SQUARE        ANNUAL      INCREASE    LEASE        MAXIMUM
 LOCATION                                 INTEREST(1)      FOOTAGE      FOOT         RENTS(2)    FACTOR      TERM           TERM
-----------------------------------------------------------------------------------------------------------------------------------
STELLEX TECHNOLOGIES, INC.
 Valencia, CA; North
 Amityville, NY                             100%            281,889     6.68       1,882,934     CPI       Mar. 2020     Mar. 2040

BUFFETS, INC. (3)
 Eagan, MN                                  100%             99,342    18.62       1,850,000     CPI       Sep. 2020     Sep. 2040

INSTITUTIONAL JOBBERS
COMPANY(3)
 Valdosta, GA; Johnson
 City, TN                                   100%            411,417     4.38       1,803,488     Stated    Dec. 2019     Dec. 2028

CONSOLIDATED THEATERS HOLDING,
G.P. (3)
 Midlothian, VA                             100%             80,730    19.21       1,550,489     Stated    Aug. 2020     Aug. 2030

COMPUCOM SYSTEMS, INC.
                                    33 1/3% interest in a
                                     limited liability
 Dallas, TX                          company owning land    242,333    16.15       1,304,536     CPI       Apr. 2019     Apr. 2029
                                         and building

THE BON-TON DEPARTMENT STORES,
INC.
 York, PA (2)                               100%            301,337     4.18       1,259,250     CPI       Dec. 2020     Dec. 2050

FITNESS HOLDINGS WORLDWIDE,
INC.
 Salt Lake City, UT                         100%             36,851    14.30         526,969     CPI       May 2020      May 2035
 St. Charles, MO(3)                         100%             38,432    18.77         721,526     CPI       Dec. 2020     Dec. 2035
                                                             ------                ---------
                       Total:                                75,283                1,248,495

BARJAN PRODUCTS L.L.C.
 Rock Island, IL                            100%            241,950     5.13       1,242,364     Stated    Oct. 2016     Oct. 2026

INTESYS TECHNOLOGIES, INC.
                                     50% interest in a
                                      limited liability
 Gilbert, AZ                         company owning land    243,370     9.35       1,137,375     CPI       Jan. 2019     Jan. 2039
                                         and building

METAGENICS, INC.
 San Clemente, CA                           100%             88,070    12.60       1,109,280     Stated    Aug. 2011     Aug. 2021

SIMPSON INDUSTRIES, INC.
 Plymouth, MI                               100%             68,121    15.93       1,084,860     CPI       Dec. 2020     Dec. 2040

BUILDERS SUPPLY AND LUMBER CO.,
INC.
 Harrisburg, NC                             100%            112,000     8.89         996,172     CPI       Dec. 2019     Dec. 2029

PRODUCTION RESOURCE GROUP LLC
 Las Vegas, NV                              100%            127,796     6.92         884,000     CPI       Mar. 2014     Mar. 2024

TOWNE HOLDINGS, INC. (3)
 Elk Grove Village, IL                      100%             46,672    17.89         835,000     CPI       Oct. 2020     Oct. 2040

BURLINGTON MOTOR CARRIER, INC.
 Daleville, IN                              100%            106,352     7.84         833,342     CPI       Jun. 2018     Jun. 2028

LENNAR CORPORATION
 Houston, TX                                100%             52,144    13.42         700,000     CPI       Oct. 2015     Oct. 2035

THE BENJAMIN ANSEHL COMPANY(3)
 Overland, MO                               100%            154,760     4.45         688,321     CPI       Nov. 2013     Nov. 2013

                                                                                    SHARE OF
                                                                      RENT PER       CURRENT
LEASE OBLIGOR/                           OWNERSHIP         SQUARE      SQUARE        ANNUAL      INCREASE    LEASE        MAXIMUM
 LOCATION                                 INTEREST(1)      FOOTAGE      FOOT         RENTS(2)    FACTOR      TERM           TERM
-----------------------------------------------------------------------------------------------------------------------------------
SCOTT COMPANIES, INC. (3)
 Gardena, CA                                100%            87,693      7.77       681,000       CPI       Aug. 2019     Aug. 2034

CONTRAVES BRASHEAR SYSTEMS
L.P. (3)
 Pittsburgh, PA                             100%           146,103      4.40       643,500       CPI       Nov. 2013     Nov. 2023

EARLE M. JORGENSEN COMPANY
 Kansas City, MO                            100%           120,855      5.22       630,299       CPI       Mar. 2020     Mar. 2040

TRANSCORE HOLDINGS INC. (3)
 Albuquerque, NM                            100%            74,747      8.10       605,250       Stated    Sep. 2015     Sep. 2030

WEST UNION CORPORATION(3)
 Tempe, AZ                                  100%           116,922      4.54       530,250       Stated    Jan. 2015     Jan. 2035

MCCOY, INC.
 Houston, TX                                100%           140,000      3.72       520,800       Stated    Sep. 2007     Sep. 2007

INTERNATIONAL GARDEN PRODUCTS,
INC.
 Lakewood, NJ                               100%           220,520      2.31       508,942       CPI       Dec. 2001     Dec. 2011

PRODUCTION RESOURCE GROUP LLC
 Burbank and Los Angeles, CA                100%            64,236      6.12       393,250       CPI       Oct. 2014     Oct. 2024

NEWPARK RESOURCES, INC.
 Lafayette, LA                              100%            34,893     10.73       367,500       CPI       Nov. 2017     Nov. 2027

CELESTICA CORPORATION
 Rochester, MN                              100%           200,000       Under construction                Jun. 2016

EXODUS COMMUNICATIONS, INC.
                                    99.99% interest in a
 Lindon, UT                           limited liability     88,221       Under construction                May 2017      May 2032
                                           company

MERIDIAN AUTOMOTIVE SYSTEMS,
INC.
 Salisbury, NC                              100%           333,830       Under construction                Jun. 2015

RAVE REVIEWS CINEMAS, L.L.C.
 Pensacola, FL                              100%            58,916       Under construction                Jul. 2021     Jul. 2041
 Port St. Lucie, FL                         100%            53,104       Under construction                Aug. 2021     Aug. 2041
                                                           -------
                       Total:                              112,020


1.    Percentage of ownership in land and building, except as noted.

2. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

3.    These properties are encumbered by mortgage notes payable.

4. The Galyan's Trading Company property located in Plainfield, IN is currently undergoing an expansion.

Item 3.  Legal Proceedings.

As of the date hereof, CPA(R):14 is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to CPA(R):14's common equity is hereby incorporated by reference to page 20 of the Company's Annual Report contained in Appendix A.


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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk:

Approximately $205,442,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2000 ranged from LIBOR plus 2.0% to LIBOR plus 2.75%.

(in thousands)
                         2001         2002         2003         2004         2005       Thereafter       Total       Fair Value
                         ----         ----         ----         ----         ----       ----------       -----       ----------
Fixed rate debt         $2,296       $2,174       $2,376       $2,548       $2,795       $193,253       $205,442      $207,943
Weighted average
    interest rate         8.59%        8.59%        8.59%        8.58%        8.56%          8.64%
Variable rate debt      $3,907       $  118       $  129       $  141       $  149       $  8,225       $ 12,669      $ 12,669

As of December 31, 2000, CPA(R):14 had no other material exposure to market risk.

Item 8.   Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of CPA(R):14 are hereby incorporated be reference to pages 5 to 19 of CPA(R):14's Annual Report contained in Appendix A:

  (i)  Report of Independent Accountants

 (ii)  Consolidated Balance Sheets at December 31, 1999 and 2000.

(iii) Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.

(iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.

  (v) Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   1. Consolidated Financial Statements:

            The following consolidated financial statements are filed as a part of this Report:

                  Report of Independent Accountants.

                  Consolidated Balance Sheets, December 31, 1999 and 2000.

                  Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

                  Notes to Consolidated Financial Statements.

            The consolidated financial statements are hereby incorporated by reference to pages 5 to 19 of the Company's Annual Report contained in Appendix A.

      (a)   2. Financial Statement Schedule:

            The following schedules are filed as a part of this Report:

                  Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999.

                  Schedule III of Registrant is contained on pages 28 to 32 of this Form 10-K.

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

 Exhibit No.                             Description                                       Method of Filing
 -----------                             -----------                                       ----------------
    3.1        Articles of Amendment and Restatement.                          Exhibit 3(A) to Registration Statement
                                                                               (Form S-11) No. 333-76761

    3.1(1)     Amended and Restated Articles of Incorporation of Registrant    Exhibit 3.1(1) to Registrant's
                                                                               Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

    3.1(2)     Amended and Restated Articles of Incorporation of Registrant    Exhibit 3.1(1) to Registrant's
                                                                               Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

    3.2        Amended Bylaws of Registrant.                                   Exhibit 3(B) to Registration Statement
                                                                               (Form S-11) No. 333-31437

    3.2(2)     Form of Bylaws of Registrant                                    Exhibit 3.2(2) to Post-Effective
                                                                               Amendment No. 1 dated April 28, 2000

    3.2(3)     Form of Bylaws of Registrant                                    Exhibit 3.2(2) to Registrant's
                                                                               Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

    5(1)       Opinion and Consent of Piper Marbury Rudnick & Wolfe LLP.       Exhibit 5(1) to Registrant's
                                                                               Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

    5(2)       Opinion and Consent of Piper Marbury Rudnick & Wolfe LLP.       Exhibit 5(1) to Registrant's
                                                                               Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

    8.1(1)     Opinion of Reed Smith Shaw & McClay LLP as to certain tax       Exhibit 8.1(1) to Registrant's
               matters.                                                        Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

    8.1(2)     Opinion of Reed Smith Shaw & McClay LLP as to certain tax       Exhibit 8.1(1) to Registrant's
               matters.                                                        Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

    8.2(1)     Opinion of Reed Smith Shaw & McClay LLP as to certain ERISA     Exhibit 8.2(1) to Registrant's
               matters.                                                        Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

    8.2(2)     Opinion of Reed Smith Shaw & McClay LLP as to certain ERISA     Exhibit 8.2(1) to Registrant's
               matters.                                                        Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

   10.1        Amended Advisory Agreement.                                     Exhibit 10.1 to Registration Statement
                                                                               (Form S-11) No. 333-31437

 Exhibit No.                             Description                                       Method of Filing
 -----------                             -----------                                       ----------------
   10.1(2)     Lease Agreement dated July 27, 1998 by and between Best (CA)    Exhibit 10.1 to Registrant's Form 8-K
               QRS 14-4, as Landlord, and Best Buy Co. Inc., as Tenants.       Dated February 2, 1999

   10.2        Lease Agreement dated July 27, 1998 by and between Best (CA)    Exhibit 10.1 to Registrant's Form 8-K
               QRS 14-4, as Landlord, and Best Buy Co. Inc., as Tenants.       dated February 2, 1999

   10.2(2)     Lease Agreement dated July 27, 1998 by and between Best (CA)    Exhibit 10.2 (2) to Registration
               QRS 14-4, as Landlord, and Best Co. Inc., as Tenants.           Statement (Form S-11) No. 333- 76761

   10.2(3)     Lease Agreement dated July 27, 1998 by and between Best (CA)    Exhibit 10.2 (3) to Registrant's Form
               QRS 14-4, as Landlord, and Best Co. Inc., as Tenants.           Post AM dated April 19, 1999

   10.2(4)     Lease Agreement date July 27, 1998 by and between Best (CA)     Exhibit 10.2 to Registrant's Form 10-k
               QRS 14-4, as Landlord, and Best Buy Co. Inc. as Tenants.        for the year ended December 31, 1998,
                                                                               dated March 30, 1999

   10.2(5)     Lease Agreement dated February 3, 1998 by and between ESI       Exhibit 10.2 to Registrant's Form 8-K
               (CA) QRS 12-6 INC., as Landlord and Etec Systems, Inc. as       dated February 2, 1999
               Tenants.

   10.2(6)     Lease Agreement dated July 27, 1998 by and between Best (CA)    Exhibit 10.2(3) to Registrant's
               QRS 14-4, as Landlord, and Best Co. Inc., as Tenants.           Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

   10.2(7)     Lease Agreement dated July 27, 1998 by and between Best (CA)    Exhibit 10.2(3) to Registrant's
               QRS 14-4, as Landlord, and Best Co. Inc., as Tenants.           Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

   10.3(2)     Lease Agreement dated February 2, 1998 by and between ESI       Exhibit 10.3(2) to Registration
               (CA) QRS 12-6, as Landlord, and Etec Systems, Inc., as          Statement (Form S-11) No 333- 76761
               Tenants.

   10.3(4)     Lease Agreement dated February 3, 1998 by and between ESI       Exhibit 10.3 to Registrant's Form 10-K
               (CA) QRS 12-6 Inc., as Landlord and ETEC Systems, Inc., as      for the year ended December 31, 1998
               Tenants.                                                        dated March 30, 1999

   10.3 (5)    Lease Agreement date July 29, 1998 by and between META (CA)     Exhibit 10.3 to Registrant's form 8-K
               QRS 14-16, as Landlord, and Metagenics Incorporated, as         dated February 2, 1999
               Tenants.

   10.3(6)     Lease Agreement dated February 2, 1998 by and between ESI       Exhibit 10.3(3) to Registrant's
               (CA) QRS 12-6, as Landlord, and Etec Systems, Inc., as          Post-Effective Amendment No. 1 dated
               Tenants.                                                        April 28, 2000

   10.3(7)     Lease Agreement dated February 2, 1998 by and between ESI       Exhibit 10.3(3) to Registrant's
               (CA) QRS 12-6, as Landlord, and Etec Systems, Inc., as          Post-Effective Amendment No. 2 dated
               Tenants.                                                        November 22, 2000

   10.4        Lease Agreement dated July 29, 1998 by and between META (CA)    Exhibit 10.3 to Registrant's Form 8-K
               QRS 14-16, as Landlord, and Metagenics Incorporated, as         dated February 2, 1999
               Tenants.

   10.4(2)     Lease Agreement dated July 29, 1998 by and between META (CA)    Exhibit 10.4(2) to Registration
               QRS 14-16, as Landlord, and Metagenics Incorporated, as         Statement (Form S-11) No. 333- 76761
               Tenants.

 Exhibit No.                             Description                                       Method of Filing
 -----------                             -----------                                       ----------------
   10.4(3)     Lease Agreement dated July 29, 1998 by and between META (CA)    Exhibit 10.4 (3) to Registrant's Post
               QRS 14-16, as Landlord, and Metagenics Incorporated, as         Effective Amendment No. 2 to Form S-11
               Tenants.                                                        dated April 19, 1999

   10.4(4)     Lease Agreement date July 29, 1998 by and between META (CA)     Exhibit 10.4 to Registrant's Form 10K
               QRS 14-16, as Landlord, and Metagenics Incorporated, as         for the year ended December 31, 1999,
               Tenants.                                                        dated March 30, 1999

   10.4(5)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)   Exhibit 10.4 to Registrant's Form 8-K
               QRS 14-3, INC., as Landlord, and Burlington Motor Carrier as    dated February 2, 1999
               Tenant.

   10.4(6)     Lease Agreement date July 29, 1998 by and between META (CA)     Exhibit 10.4(3) to Registrant's
               QRS 14-16, as Landlord, and Metagenics Incorporated, as         Post-Effective Amendment No. 1 dated
               Tenants.                                                        April 28, 2000

   10.4(7)     Lease Agreement date July 29, 1998 by and between META (CA)     Exhibit 10.4(3) to Registrant's
               QRS 14-16, as Landlord, and Metagenics Incorporated, as         Post-Effective Amendment No. 2 dated
               Tenants.                                                        November 22, 2000

   10.5(2)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)   Exhibit 10.5 (2) (Form S-11) No. 333-76761
               QRS 14-3, as Landlord, and Burlington Motor Carrier Inc., as
               Tenants.

   10.5(3)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)   Exhibit 10.5 to Registrant's Post
               QRS 14-3, as Landlord, and Burlington Motor Carrier as          Effective Amendment No. 2 dated April
               Tenants.                                                        19, 1999

   10.5(4)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)   Exhibit 10.5 to Registrant's Form 10-K
               QRS 14-3, INC., as Landlord, and Burlington Motor Carrier       for the year ended December 31, 1998,
               Inc., as Tenants.                                               dated March 30, 1999

   10.5(5)     Lease Agreement dated November 24, 1998 by and between BAC      Exhibit 10.5 to Registrant's Form 8-k
               (MO) QRS 14-10, Inc., as Landlord, and The Benjamin Ansehl      dated February 2, 1999
               Co., as Tenants

   10.5(6)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)   Exhibit 10.5(3) to Registrant's
               QRS 14-3, as Landlord, and Burlington Motor Carrier Inc., as    Post-Effective Amendment No. 1 dated
               Tenants.                                                        April 28, 2000

   10.5(7)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)   Exhibit 10.5(3) to Registrant's
               QRS 14-3, as Landlord, and Burlington Motor Carrier Inc., as    Post-Effective Amendment No. 2 dated
               Tenants.                                                        November 22, 2000

   10.6        Lease Agreement dated December 22, 1998 by and between          Exhibit 10.6 to Registrant's Form 8-K
               Conductor (CA) QRS 14-11, Inc., as Landlord, and Advance        dated February 2, 1999

   10.6(2)     Lease Agreement dated November 24, 1998 by and between BAC      Exhibit 10.6(2) to Registration
               (MO) QRS 14-10, as Landlord, and The Benjamin Ansehl Co., as    Statement (Form S-11) No. 333-76761
               Tenants

   10.6(3)     Lease Agreement dated November 24, 1998 by and between BAC      Exhibit 10.6(3) to Registrant's Post
               (MO) QRS 14-10, as Landlord, and The Benjamin Ansehl Co., as    Effective Amendment to Form S-11 Date
               Tenants.                                                        April 19, 1999

 Exhibit No.                             Description                                       Method of Filing
 -----------                             -----------                                       ----------------
   10.6 (5)    Lease Agreement dated November 24, 1998 by and between BAC      Exhibit 10.6 to Registrant's Form 10-K
               (MO) QRS 14-10, Inc., as Landlord, and The Benjamin Ansehl      for the year ended December 31, 1998,
               Co., as Tenants.                                                dated February 2,1999

   10.6(6)     Lease Agreement dated November 24, 1998 by and between BAC      Exhibit 10.6(3) to Registrant's
               (MO) QRS 14-10, as Landlord, and The Benjamin Ansehl Co., as    Post-Effective Amendment No. 1 dated
               Tenants.                                                        April 28, 2000

   10.6(7)     Lease Agreement dated November 24, 1998 by and between BAC      Exhibit 10.6(3) to Registrant's
               (MO) QRS 14-10, as Landlord, and The Benjamin Ansehl Co., as    Post-Effective Amendment No. 2 dated
               Tenants.                                                        November 22, 2000

   10.7        Lease Agreement dated December 22, 1998 by and between          Exhibit 10.6 to Registrant's Form 8-K
               Conductor (CA) QRS 14-11, Inc., as Landlord, and Advance        dated February 2, 1999
               Micro Devices, Inc., as Tenants.

   10.7(2)     Lease Agreement dated December 22, 1998 by and between          Exhibit 10.7 (2) to Registration
               Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro       Statement (Form S-11) No. 333- 76761
               Devices, Inc., as Tenants.

   10.7(3)     Lease Agreement dated December 22, 1998 by and between          Exhibit 10.7 (3) to Registrant's Post
               Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro       Effective Amendment No. 2 dated April
               Devices, Inc., as Tenants.                                      19, 1999

   10.7(4)     Lease Agreement dated December 22, 1998 by and between          Exhibit 10.7 to Registrant's Form 10-K
               Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro       for year ended December 31, 1998, dated
               Devices, Inc. as Tenants.                                       March 30, 1999

   10.7(5)     Lease Agreement dated December 28, 1998 by and between CBS      Exhibit 10.7 to Registrant's Form 8-K,
               (PA) QRS 14-12, Inc. as Landlord, and Contraves Brashear        dated February 2, 1999
               Systems L. P., as Tenants

   10.7(6)     Lease Agreement dated December 22, 1998 by and between          Exhibit 10.7(3) to Registrant's
               Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro       Post-Effective Amendment No. 1 dated
               Devices, Inc. as Tenants.                                       April 28, 2000

   10.7(7)     Lease Agreement dated December 22, 1998 by and between          Exhibit 10.7(3) to Registrant's
               Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro       Post-Effective Amendment No. 2 dated
               Devices, Inc. as Tenants.                                       November 22, 2000

   10.8(2)     Lease Agreement dated December 28, 1998 by and between CBS      Exhibit 10.8 (2) to Registration (Form
               (PA) QRS 14-12, as Landlord, and Contraves Brashear Systems,    S-11) No. 333- 76761
               L.P., as Tenants.

   10.8(3)     Lease Agreement dated December 28, 1998 by and between CBS      Exhibit 10.8 (3) to Registrant's Post
               (PA) QRS 14-12, as Landlord, and Contraves Brashear Systems,    Effective Amendment to Form S-11 dated
               L.P., as Tenants.                                               April 19, 1999

   10.8(4)     Lease Agreement dated December 28, 1998 by and between CBS      Exhibit 10.8(3) to Registrant's
               (PA) QRS 14-12, as Landlord, and Contraves Brashear Systems,    Post-Effective Amendment No. 1 dated
               L.P., as Tenants.                                               April 28, 2000

   10.8(5)     Lease Agreement dated December 28, 1998 by and between CBS      Exhibit 10.8(3) to Registrant's
               (PA) QRS 14-12, as Landlord, and Contraves Brashear Systems,    Post-Effective Amendment No. 2 dated
               L.P., as Tenants.                                               November 22, 2000

 Exhibit No.                             Description                                       Method of Filing
 -----------                             -----------                                       ----------------
   10.28(4)    Form of Sales Agency Agreement.                                 Exhibit 10.28(4) to Registrant's
                                                                               Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

   10.28(5)    Form of Sales Agency Agreement.                                 Exhibit 10.28(4) to Registrant's
                                                                               Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

   10.29(4)    Form of Selected Dealer Agreement.                              Exhibit 10.29(4) to Registrant's
                                                                               Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

   10.29(5)    Form of Selected Dealer Agreement.                              Exhibit 10.29(4) to Registrant's
                                                                               Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

   10.30(1)    Advisory Agreement.                                             Exhibit 10.30(1) to Registrant's
                                                                               Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

   10.30(2)    Advisory Agreement.                                             Exhibit 10.30(1) to Registrant's
                                                                               Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

   10.31(4)    Form of Wholesaling Agreement.                                  Exhibit 10.31(4) to Registrant's
                                                                               Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

   10.31(5)    Form of Wholesaling Agreement.                                  Exhibit 10.31(4) to Registrant's
                                                                               Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

   10.32(4)    Form of Escrow Agreement.                                       Exhibit 10.32(4) to Registrant's
                                                                               Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

   10.32(5)    Form of Escrow Agreement.                                       Exhibit 10.32(4) to Registrant's
                                                                               Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

   21.1        Subsidiaries of Registrant as of March 27, 2001.                Filed herewith

   23          Consent of PricewaterhouseCoopers LLP                           Exhibit 23 to Registration (Form S-11)
                                                                               No. 333- 76761

   23(1)       Consent of PricewaterhouseCoopers LLP                           Exhibit 23(1) to Registrant's Post
                                                                               Effective Amendment No. 2 to Form S-11
                                                                               dated April 1, 1999

   23.1(1)     Consent of PricewaterhouseCoopers LLP                           Exhibit 23.1 to Registrant's
                                                                               Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

   23.1(2)     Consent of PricewaterhouseCoopers LLP                           Exhibit 23.1 to Registrant's
                                                                               Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

 Exhibit No.                             Description                                       Method of Filing
 -----------                             -----------                                       ----------------
   24.1        Consent of PricewaterhouseCoopers LLP dated March 27, 2001      Filed herewith

   99.1        Table VI: Acquisition of Properties by Prior Programs           Exhibit 99.1 to Registrant's
                                                                               Post-Effective Amendment No. 1 dated
                                                                               April 28, 2000

   99.1(1)     Table VI: Acquisition of Properties by Prior Programs           Exhibit 99.1 to Registrant's
                                                                               Post-Effective Amendment No. 2 dated
                                                                               November 22, 2000

      (b)   Reports on Form 8-K

            During the quarter ended December 31, 2000 the Registrant was not required to file any reports on Form 8-K.

      (c) Pursuant to Rule 701 of Regulation S-K, the use of proceeds through December 31, 2000 from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows:

                  Shares registered:                                                     40,000,000

                  Aggregate price of offering amount registered:                       $400,000,000

                  Shares sold:                                                           13,620,950

                  Aggregated offering price of amount sold:                            $136,209,500

                  Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                     owning ten percent or more of any class of equity
                     securities of the issuer and to affiliates of the issuer:         $  2,197,753

                  Direct or indirect payments to others:                               $ 13,072,177

                  Net offering proceeds to the issuer after
                     deducting expenses:                                               $120,939,570

                  Purchases of real estate:                                            $ 99,751,192

                  Working capital reserves:                                            $  1,362,095

                  Temporary investments in cash and cash equivalents:                  $ 19,826,283

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED a Maryland corporation

 3/27/2001                         BY:  /s/ John J. Park
-----------                             ------------------------------------
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


 3/27/2001                         BY:  /s/ William P. Carey
-----------                             ------------------------------------
   Date                                 William P. Carey
                                        Chairman of the Board and Director
                                        (Principal Executive Officer)

 3/27/2001                          BY: /s/ H. Augustus Carey
-----------                             ------------------------------------
   Date                                 H. Augustus Carey
                                        Vice Chairman

 3/27/2001                          BY: /s/ Gordon J. Whiting
-----------                             ------------------------------------
   Date                                 Gordon J. Whiting
                                        President

 3/27/2001                          BY: /s/ William Ruder
-----------                             ------------------------------------
   Date                                 William Ruder
                                        Director

 3/27/2001                          BY: /s/ George E. Stoddard
-----------                             ------------------------------------
   Date                                 George E. Stoddard
                                        Director

 3/27/2001                          BY: /s/ Charles C. Townsend, Jr.
-----------                             ------------------------------------
   Date                                 Charles C. Townsend, Jr.
                                        Director

 3/27/2001                          BY: /s/ Warren G. Wintrub
-----------                             ------------------------------------
   Date                                 Warren G. Wintrub
                                        Director

 3/27/2001                          BY: /s/ Thomas E. Zacharias
-----------                             ------------------------------------
   Date                                 Thomas E. Zacharias
                                        Director

 3/27/2001                          BY: /s/ John J. Park
-----------                             ------------------------------------
   Date                                 John J. Park
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

 3/27/2001                          BY: /s/ Claude Fernandez
-----------                             ------------------------------------
   Date                                 Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)

To the Board of Directors of
Corporate Property Associates 14 Incorporated and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 23, 2001 appearing on page 5 of the 2000 Annual Report to Shareholders of Corporate Property Associates 14 Incorporated and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 23, 2001

                 Corporate Property Associates 14, Incorporated

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2000




                                                  Initial Cost to Company
                                                  -----------------------

                                                                                      Costs
                                                                                   Capitalized
                                                                                  Subsequent to      Decrease in Net
         Description             Encumbrances        Land           Buildings      Acquisition (a)      Investment           Land
         -----------             ------------        ----           ---------      ---------------      ----------           ----
Operating Method:
Trucking facility leased to
  Burlington Motor Carriers,
  Inc.                           $  3,011,114    $ 2,100,000        $5,439,267                                           $ 2,100,000
Retail store leased to
  BestBuy Co., Inc.                               13,059,980         6,933,851       $   41,666                           13,059,980
Research and development
  facility leased to
  Metagenics, Inc.                                 2,390,000                          8,955,564                            2,390,000
Manufacturing facility
  leased to Benjamin Ansehl
  Co.                                                849,000         5,172,000                          $(2,462,400)         849,000
Manufacturing facility
  leased to Contraves
  Systems, L.P.                     4,122,738        620,000         6,186,283                                               620,000
Manufacturing and
  distribution facilities
  leased to Production
  Resource Group L.L.C              5,388,626      3,860,000         8,263,455                                             3,860,000
Distribution and warehouse
  facility leased to
  Ameriserve Food
  Distribution, Inc.               31,750,242      4,344,000        11,656,000       24,496,879                            4,344,000
Multi-plex motion picture
  theater leased to
  Consolidated Theaters
  Holding, G.P.                     2,174,903      3,515,000                                                               3,515,000
Office and warehouse
  facility leased to
  Builders' Supply & Lumber
  Co., Inc.                                        2,769,976             3,035        8,267,949          (1,420,085)       1,349,891
Office and research facility
  leased to Amerix
  Corporation                      14,401,990      2,622,500        20,232,580          121,187                            2,622,500
Industrial and manufacturing
  facility leased to Atrium
  Companies, Inc.                   3,926,918        933,000         7,641,055                                               933,000


                                 Gross Amount at which Carried
                                    at Close of Period (e)
                                    ----------------------
                                                                                                          Life on which
                                                                                                       Depreciation in
                                                                    Accumulated                        Latest Statement
                                                                    Depreciation                           of Income
         Description                Buildings           Total             (d)        Date Acquired        is Computed
         -----------                ---------           -----             ---        -------------        -----------
Operating Method:
Trucking facility leased to
  Burlington Motor Carriers,
  Inc.                            $  5,439,267      $  7,539,267      $  345,620      June 29, 1998           40 yrs.
Retail store leased to
  BestBuy Co., Inc.                  6,975,517        20,035,497         428,483      July 28, 1998           40 yrs.
Research and development
  facility leased to
  Metagenics, Inc.                   8,955,564        11,345,564         275,457      July 29, 1998           40 yrs.
Manufacturing facility
  leased to Benjamin Ansehl
  Co.                                2,709,600         3,558,600         274,763    November 24, 1998         40 yrs.
Manufacturing facility
  leased to Contraves
  Systems, L.P.                      6,186,283         6,806,283         315,758    December 28, 1998         40 yrs.
Manufacturing and
  distribution facilities                                                             March 31, 1999
  leased to Production                                                               and October 15,
  Resource Group L.L.C               8,263,455        12,123,455         339,896           1999               40 yrs.
Distribution and warehouse
  facility leased to
  Ameriserve Food
  Distribution, Inc.                36,152,879        40,496,879         965,644     August 18, 1999          40 yrs.
Multi-plex motion picture
  theater leased to
  Consolidated Theaters
  Holding, G.P.                                        3,515,000                    September 22, 1999          N/A
Office and warehouse
  facility leased to
  Builders' Supply & Lumber
  Co., Inc.                          8,270,984         9,620,875         193,084      June 29, 1999           40 yrs.
Office and research facility
  leased to Amerix
  Corporation                       20,353,767        22,976,267         571,197     November 1, 1999         40 yrs.
Industrial and manufacturing
  facility leased to Atrium
  Companies, Inc.                    7,641,055         8,574,055          71,635    November 18, 1999         40 yrs.

                 Corporate Property Associates 14, Incorporated

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2000



                                                  Initial Cost to Company
                                                  -----------------------

                                                                                      Costs
                                                                                   Capitalized
                                                                                  Subsequent to      Decrease in Net
         Description             Encumbrances        Land           Buildings      Acquisition (a)      Investment           Land
         -----------             ------------        ----           ---------      ---------------      ----------           ----
Operating Method:
Retail and service facility
  leased to Fitness
  Holdings, Inc.                    3,800,000        920,000         4,377,225                                               920,000
Office and research facility
  leased to West Union
  Corporation                       3,300,000        940,000         4,557,382           12,498                              940,000
Office and warehouse
  facility leased to Barjan
  Products, LLC                                      500,000         9,944,545           21,124                              500,000
Industrial and manufacturing
  facility leased to Stellex
  Technologies, Inc.                               2,932,000        16,397,988           17,904                            2,932,000
Manufacturing and
  distribution facility
  leased to APW North
  America Inc.                                     4,580,000        24,844,084           14,785                            4,580,000
Distribution and warehouse
  facility leased to
  Langeveld International,
  Inc.                                               710,000         4,531,037                                               710,000
Retail and services facility
  leased to Galyan's Trading
  Company                          19,628,076      7,330,000        22,305,554          107,525                            7,330,000
Land leased to Advanced
  Paradigm, Inc.                    9,012,139     14,600,000                                                              14,600,000
Industrial and manufacturing
  facility leased to
  Transcore Holdings, Inc.          3,494,619      1,490,000         4,635,655            7,176                            1,490,000
Office and research facility
  leased to Lennar
  Corporation                                        570,000         6,759,843                                               570,000
Office and research facility
  leased to Buffets, Inc.          11,785,000      4,225,000        15,518,481                                             4,225,000
Distribution and warehouse
  facility leased to Earle
  M. Jorgensen Company                               570,000         5,869,790           35,060                              570,000
Distribution and warehouse
  facility leased to
  Institutional Jobbers
  Company                          13,403,400        650,000        16,889,267          271,809                              650,000


                                 Gross Amount at which Carried
                                    at Close of Period (e)
                                    ----------------------
                                                                                                          Life on which
                                                                                                       Depreciation in
                                                                    Accumulated                        Latest Statement
                                                                    Depreciation                           of Income
         Description                Buildings           Total             (d)        Date Acquired        is Computed
         -----------                ---------           -----             ---        -------------        -----------
Retail and service facility
  leased to Fitness
  Holdings, Inc.                     4,377,225         5,297,225          68,394    December 29, 1999         40 yrs.
Office and research facility
  leased to West Union
  Corporation                        4,569,880         5,509,880          90,446     January 12, 2000         40 yrs.
Office and warehouse
  facility leased to Barjan
  Products, LLC                      9,965,669        10,465,669          31,142     February 3, 2000         40 yrs.
Industrial and manufacturing
  facility leased to Stellex
  Technologies, Inc.                16,415,892        19,347,892         359,098    February 29, 2000         40 yrs.
Manufacturing and
  distribution facility
  leased to APW North
  America Inc.                      24,858,869        29,438,869         388,420       May 30, 2000           40 yrs.
Distribution and warehouse
  facility leased to
  Langeveld International,
  Inc.                               4,531,037         5,241,037          61,358      June 29, 2000           40 yrs.
Retail and services facility
  leased to Galyan's Trading
  Company                           22,413,079        29,743,079         303,510      June 29, 2000           40 yrs.
Land leased to Advanced
  Paradigm, Inc.                                      14,600,000                    September 21, 2000          N/A
Industrial and manufacturing
  facility leased to
  Transcore Holdings, Inc.           4,642,831         6,132,831          33,854    September 25, 2000        40 yrs.
Office and research facility
  leased to Lennar
  Corporation                        6,759,843         7,329,843          49,291    September 26, 2000        40 yrs.
Office and research facility
  leased to Buffets, Inc.           15,518,481        19,743,481         113,156    September 28, 2000        40 yrs.
Distribution and warehouse
  facility leased to Earle
  M. Jorgensen Company               5,904,850         6,474,850          43,056    September 29, 2000        40 yrs.
Distribution and warehouse
  facility leased to
  Institutional Jobbers
  Company                           17,161,076        17,811,076          89,381     October 6, 2000          40 yrs.

                 Corporate Property Associates 14, Incorporated

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2000



                                                  Initial Cost to Company
                                                  -----------------------

                                                                                      Costs
                                                                                   Capitalized
                                                                                  Subsequent to      Decrease in Net
         Description             Encumbrances        Land           Buildings      Acquisition (a)      Investment           Land
         -----------             ------------        ----           ---------      ---------------      ----------           ----
Operating Method:
Land leased to Towne
  Holdings, Inc.                    2,379,038      4,100,000                                                               4,100,000
Office facility leased to
  Newpark Resources, Inc.                            660,000         3,004,921                                               660,000
Office and research facility
  leased to Federal Express
  Corporation                      45,000,000      3,154,425        70,645,575                                             3,154,425
Retail, service,
  distribution and warehouse
  facility leased to The
  Bon-Ton Stores, Inc.                             1,974,000        10,067,885                                             1,974,000
Distribution and warehouse
  facility leased to McCoy,
  Inc.                              4,200,000      1,025,000         4,530,120                                             1,025,000
Office and research facility
  leased to Simpson
  Industries, Inc.                                   900,000         9,324,816                                               900,000
Retail and service facility
  leased to Fitness
  Holdings, Inc.                                   2,000,000         4,282,725           38,150                            2,000,000
                                 ------------    -----------      ------------      -----------         ----------      ------------
                                 $180,778,803    $90,893,881      $310,014,419      $42,409,276         $(3,882,485)    $ 89,473,796
                                 ============    ===========      ============      ===========         ============    ============


                                 Gross Amount at which Carried
                                    at Close of Period (e)
                                    ----------------------
                                                                                                          Life on which
                                                                                                       Depreciation in
                                                                    Accumulated                        Latest Statement
                                                                    Depreciation                           of Income
         Description                Buildings           Total             (d)        Date Acquired        is Computed
         -----------                ---------           -----             ---        -------------        -----------
Land leased to Towne
  Holdings, Inc.                                       4,100,000                     October 30, 2000           N/A
Office facility leased to
  Newpark Resources, Inc.            3,004,921         3,664,921           3,130     December 1, 2000         40 yrs.
Office and research facility
  leased to Federal Express
  Corporation                       70,645,575        73,800,000                     December 6, 2000       7 - 40 yrs.
Retail, service,
  distribution and warehouse
  facility leased to The
  Bon-Ton Stores, Inc.              10,067,885        12,041,885          10,487    December 27, 2000         40 yrs.
Distribution and warehouse
  facility leased to McCoy,
  Inc.                               4,530,120         5,555,120           4,768    December 27, 2000         40 yrs.
Office and research facility
  leased to Simpson
  Industries, Inc.                   9,324,816        10,224,816           9,713    December 27, 2000         40 yrs.
Retail and service facility
  leased to Fitness
  Holdings, Inc.                     4,320,875         6,320,875           4,501    December 29, 2000         40 yrs.
                                  ------------      ------------      ----------
                                  $349,961,295      $439,435,091      $5,445,242
                                  ============      ============      ==========

                 Corporate Property Associates 14, Incorporated

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2000


                                                                                          Gross Amount at
                                                                                           which Carried
                                                         Initial Cost to Company            at Close of
                                                                                             Period (e)
           Description                Encumbrances       Land            Buildings              Total              Date Acquired
           -----------                ------------       ----            ---------              -----              -------------
Direct Financing Method:

Industrial/manufacturing
  facilities leased to Atrium
  Companies, Inc.                      $ 9,562,640     $  459,608        $20,426,564         $20,886,172       November 18, 1999

Industrial/manufacturing
  facilities leased to Scott
  Companies, Inc.                        2,966,638      2,340,000          3,942,723           6,282,723         July 19, 1999

Multi-plex theater facility
  leased to Consolidated Theaters
  Holding, G.P.                          6,694,247                        10,818,996          10,818,996       September 22, 1999

Office and research facility
  leased to Advanced Paradigm,
  Inc.                                  15,687,861                        25,414,917          25,414,917       September 21, 2000

Distribution and warehouse
  facility leased to Towne
  Holdings, Inc.                         2,420,962                         4,172,251           4,172,251        October 30, 2000
                                       -----------     ----------        -----------         -----------

                                       $37,332,348     $2,799,608        $64,775,451         $67,575,059
                                       ===========     ==========        ===========         ===========

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

(b) At December 31, 2000, the aggregate cost of real estate owned by CPA(R):14 and its subsidiaries for Federal income tax purposes is $367,698,491.

(c)

                                                        Reconciliation of Real Estate Accounted
                                                           for Under the Operating Method
                                                                   December 31,
                                                        -----------------------------------
                                                            1999                   2000
                                                        ------------          -------------
                  Balance at beginning of year          $ 44,742,002          $ 113,048,275
                  Writedown to fair value                         --             (2,462,400)

                  Additions                               68,306,273            330,224,325

                  Dispositions                                    --             (1,375,109)
                                                        ------------          -------------


                  Balance at close of year              $113,048,275          $ 439,435,091
                                                        ============          =============


                                                  Reconciliation of Accumulated Depreciation
                                                                  December 31,
                                                        -----------------------------
                                                           1999                2000
                                                        ----------          ----------
                  Balance at beginning of year          $  175,977          $1,152,595

                  Depreciation expense                     976,618           4,292,647
                                                        ----------          ----------

                  Balance at close of year              $1,152,595          $5,445,242
                                                        ==========          ==========

                                                         APPENDIX A TO FORM 10-K







                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                AND SUBSIDIARIES









                                                              2000 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------


(In thousands except per share and share amounts)


                                                 1997 (1)                 1998                   1999                   2000
                                                 --------             ----------            -----------            -----------
      OPERATING DATA:

         Revenues                                      --             $    2,209            $    10,023            $    42,858

         Net (loss) income                          ($ 12)                 1,058                  7,678                 21,577

         Basic earnings per share                    (.61)                   .25                    .39                    .60

         Dividends paid (2)                            --                  1,324                  9,781                 21,466

         Dividends declared per share                  --                    .47                    .65                    .67

         Weighted average shares
           outstanding - basic                     20,000              4,273,311             19,909,834             32,721,141

      BALANCE SHEET DATA:

         Total consolidated assets                    200                107,956                331,063                645,762

         Long-term obligations (3)                     --                  1,629                 54,350                224,015


(1)   For the period from inception (June 4, 1997) through December 31, 1997.

(2)   The Company paid its first dividend in July 1998.

(3) Represents mortgage notes payable and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Overview

The following discussion and analysis of the financial condition and results of operations of Corporate Property Associates 14 Incorporated ("CPA(R):14") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe CPA(R):14's future plans, strategies and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause CPA(R):14's actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by these forward looking statements. Accordingly, this information should not be regarded as representations that the results or condition described in these statements or objectives and plans will be achieved.

CPA(R):14 was formed in 1997 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In November 1997, CPA(R):14 commenced a public offering of 30,000,000 shares of common stock at $10 per share on a "best efforts" basis. The offering concluded in 1999 at which time CPA(R):14 had issued 29,440,595 shares and raised $294,405,950. In November 1999, CPA(R):14 commenced a second public offering of 40,000,000 shares of common stock at $10 per share on a "best efforts" basis. As of December 31, 2000, 13,620,950 shares ($136,209,500) have been issued under the second offering. The second offering will end no later than November 16, 2001 or earlier if the entire 40,000,000 shares are subscribed prior to that date.

CPA(R):14 is using the proceeds from the public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. A net lease is structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index or, for retail properties, provide for additional rents based on sales in excess of a specified base amount.

CPA(R):14's primary objectives are to provide rising cash flow and to protect its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CPA(R):14 has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. CPA(R):14 cannot guarantee that its objectives will ultimately be achieved.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of CPA(R):14's portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):14's ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking favorable limited recourse mortgage financing opportunities.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net income for the year ended December 31, 2000 is not fully comparable with net income for the year ended December 31, 1999. The asset base of CPA(R):14 increased substantially during the year as a result of raising $120,868,000 through the issuance of shares and obtaining $166,222,000 of limited recourse mortgage financing. As a result of this growth in the asset base and CPA(R):14's investment in real estate, net income increased by $13,898,000, representing a 54% increase on a per share basis from 1999. The results for 2000 include a noncash charge of $2,462,000 on the writedown of a property to estimated fair value. The increase in real estate investment activity was reflected in a $19,640,000 increase in lease revenues (rental income and interest income from direct

--------------------------------------------------------------------------------


financing leases). Other interest income increased during 2000 as average cash balances were higher. The average cash balances were higher as capital raised is invested in interest-bearing accounts until the cash is deployed for purchases of real estate investments. These revenue increases were offset by an increase in interest expense due to the placement of limited recourse debt in 2000. Increases in depreciation and amortization, property and general administrative expenses were also attributable to the increase in our asset base. Income for future periods will reflect increases in lease revenues and expenses. Other interest income will decrease as funds from CPA(R):14's offerings are invested fully in accordance with CPA(R):14's objectives.

CPA(R):14 completed eight purchases in December 2000, including two build-to-suit commitments. When the build-to-suit transactions are completed, annual cash flow (rent less mortgage debt service) from these eight purchases is projected to be $7,666,000.

In November 1998, CPA(R):14 entered into a net lease with The Benjamin Ansehl Company. During 2000, Benjamin Ansehl filed a petition of bankruptcy and is in the process of liquidating. Annual rent from the lease was $652,000 in 2000, representing approximately 2% of lease revenues. The total purchase price was $6,081,000 of which $3,100,000 was financed with a limited recourse loan. CPA(R):14 is actively remarketing the property for re-leasing.

CPA(R):14 and Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, structured two net leases with Ameriserve Food Distribution, Inc. in 1999 for four distribution centers. As structured, CPA(R):14 and CPA(R):12, with 60% and 40% ownership interests, respectively, were committed to invest up to $55,800,000 in the properties, with $32,000,000 of this commitment financed with limited recourse mortgage debt. In addition, Ameriserve provided CPA(R):14 and CPA(R):12 with irrevocable letters of credit of $8,700,000 as a security deposit. During 2000, Ameriserve declared bankruptcy and subsequently entered into a settlement agreement with CPA(R):14 and CPA(R):12. The settlement agreement provided for a cash payment of $3,100,000 and allowed CPA(R):14 and CPA(R):12 to draw on the full amount of the letters of credit. CPA(R):14 and CPA(R):12 were obligated to assign a substantial portion of these funds to the mortgage lenders, who used such funds in the first quarter of 2001 to reduce the outstanding balance of the mortgage loans. Substantially all of the amounts included in other income in the accompanying consolidated financial statements reflect amounts received in connection with the Ameriserve settlement. CPA(R):14 and CPA(R):12 entered into net leases for three of the properties with the company that purchased Ameriserve's operations. The guarantor of the three new leases is McLane Company, Inc., a wholly-owned subsidiary of Wal-Mart Stores, Inc. CPA(R):14 was able to limit its risk in the initial transaction by investing with an affiliate, using limited recourse mortgage financing and receiving a security deposit in the form of letters of credit. Management is actively remarketing the fourth property in Grand Rapids, Michigan.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net income for 1999 as compared with 1998 increased to $7,678,000 from $1,058,000 and increased by 56% on a per share basis. The increase in net income was due to the investment of offering proceeds in real estate, either directly owned or in equity investments with affiliates in single tenant, net lease properties. During 1999, the asset base in real estate (including equity investments) increased from approximately $80,000,000 to $235,000,000. Cash balances increased from $26,747,000 to $91,420,000 as a result of the issuance of shares and resulted in a substantial increase in interest income. Interest income, however, represents a lower proportion of overall revenues as lease revenues (rental income and interest income from direct financing leases) increased by approximately $6,000,000 and income contributed from equity investments increased from 2% of earnings in 1998 to 38% in 1999. The increase in CPA(R):14's asset base has resulted in increases in depreciation and amortization expenses and property and general and administrative expenses. The increase in interest expense was due to the obtaining of limited recourse mortgage debt during the year.

Because of the long-term of nature of CPA(R):14's net leases, inflation and changing prices have not unfavorably affected CPA(R):14's revenues and net income. CPA(R):14's net leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index, sales overrides or other periodic increases which are designed to increase lease revenues in the future.

Financial Condition

CPA(R):14 is using substantially all of the net proceeds from its offerings (except for approximately 1% to establish a working capital reserve) along with limited recourse mortgage financing to purchase a diversified portfolio of commercial and industrial real estate and enter into long-term leases with corporate tenants on a net lease, single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property in

--------------------------------------------------------------------------------


order to limit our exposure to the effects of increases in real estate taxes and property maintenance and insurance costs. The leases, which generally have initial lease terms of 15 to 25 years, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of December 31, 2000, CPA(R):14 had raised $386,000,000, net of costs, including approximately $121,000,000 raised in 2000. CPA(R):14 has used approximately $301,388,000, including $199,664,000 in 2000, along with mortgage proceeds of $192,385,000 ($142,724,000 in 2000) to purchase real estate, including interests with affiliates that for financial reporting purposes are recorded as equity investments in the accompanying consolidated financial statements. The affiliates have the same investment objectives as CPA(R):14. Since December 31, 2000, CPA(R):14 has raised $10,252,540, invested an additional $25,239,000 in real estate, and as of March 31, 2001 has $17,389,000 of cash available for investment.

CPA(R):14 has devoted a substantial portion of its resources to build-to-suit projects because Management has concluded that they should provide a better return on investment than many other opportunities under evaluation by the Advisor. During 2000, CPA(R):14 entered into build-to-suit projects in connection with leases with Barjan Products LLC, International Garden Products, Inc., Celestica, Inc., Meridian Automotive Systems, Inc., Exodus Communications, Inc., and additional expansions at properties net leased to Galyan's Trading Company, Builder's Supply and Lumber Co., Atrium Companies, Inc. and Fitness Holdings, Inc. Remaining costs to complete these projects are estimated to be $27,152,000. CPA(R):14's build-to-suit commitments include provisions that require the lessee to fund any cost overruns.

CPA(R):14 is using the cash flow from its net leases to fund quarterly dividends at an increasing rate, and pay debt service installments on limited recourse mortgage debt. For 2000, cash flow from operations and equity investments of $29,887,000 was sufficient to pay quarterly dividends of $21,466,000, mortgage principal payments of $628,000 and distributions to minority interests of $808,000. As CPA(R):14 continues to sell shares and invest the proceeds, both cash flow from operations and dividends payable are expected to increase substantially.

In connection with the purchase of its properties, CPA(R):14 requires the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that CPA(R):14's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CPA(R):14's leases generally require tenants to indemnify it fully from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow CPA(R):14 to extend leases until such time as a tenant has satisfied its environmental obligations. CPA(R):14 also attempts to negotiate lease provisions to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of any environmental matters would not have a material adverse effect on CPA(R):14's financial condition, liquidity or results of operations.

                        REPORT of INDEPENDENT ACCOUNTANTS




To the Board of Directors of
  Corporate Property Associates 14 Incorporated and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and Subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for the years ended December 31, 1998, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 23, 2001

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                          ------------
                                                                                  1999                      2000
                                                                              -------------             -------------
               ASSETS:

      Real estate leased to others:
         Accounted for under the operating method
             Land                                                             $  36,130,456             $  89,473,796
             Buildings                                                           76,917,819               349,961,295
                                                                              -------------             -------------
                                                                                113,048,275               439,435,091
             Accumulated depreciation                                             1,152,595                 5,445,242
                                                                              -------------             -------------
                                                                                111,895,680               433,989,849
      Net investment in direct financing leases                                  27,161,841                67,575,059
      Real estate under construction leased to others                            45,775,407                37,873,678
                                                                              -------------             -------------
             Real estate leased to others                                       184,832,928               539,438,586
      Equity investments                                                         50,344,119                50,780,516
      Cash and cash equivalents                                                  91,420,457                35,547,125
      Accounts receivable from affiliates                                           771,683                 3,367,910
      Other assets                                                                3,693,766                16,627,369
                                                                              -------------             -------------
                  Total assets                                                $ 331,062,953             $ 645,761,506
                                                                              =============             =============

               LIABILITIES, MINORITY INTEREST
                 AND SHAREHOLDERS' EQUITY:

      Liabilities:
      Limited recourse mortgage notes payable                                 $  49,517,692             $ 218,111,151
      Accrued interest                                                              292,118                   799,229
      Accounts payable to affiliates                                              2,046,441                 4,139,284
      Accounts payable and accrued expenses                                         265,889                 1,366,607
      Prepaid rental income and security deposits                                 1,324,379                 4,365,919
      Deferred acquisition fees payable to affiliate                              5,905,602                12,829,308
      Dividends payable                                                           4,515,213                 6,914,692
      Escrow funds                                                                1,105,530                   731,646
                                                                              -------------             -------------
                  Total liabilities                                              64,972,864               249,257,836
                                                                              -------------             -------------

      Minority interest                                                           8,212,097                20,642,364
                                                                              -------------             -------------

      Commitments and contingencies

      Shareholders' Equity:
      Common stock, $.001 par value; authorized, 120,000,000
         shares; issued and outstanding, 29,460,594 and 43,081,544
         shares at December 31, 1999 and 2000                                        29,460                    43,081
      Additional paid-in capital                                                265,487,028               386,341,749
      Dividends in excess of accumulated earnings                                (6,896,632)               (9,185,865)
                                                                              -------------             -------------
                                                                                258,619,856               377,198,965
      Less, treasury stock at cost, 79,839 and 146,687 shares at
         December 31, 1999 and 2000                                                (741,864)               (1,337,659)
                                                                              -------------             -------------
                  Total shareholders' equity                                    257,877,992               375,861,306
                                                                              -------------             -------------
                  Total liabilities, minority interest and
                      shareholders' equity                                    $ 331,062,953             $ 645,761,506
                                                                              =============             =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME


                                                                                     For the years ended December 31,
                                                                      ------------------------------------------------------------
                                                                         1998                    1999                     2000
                                                                      -----------            ------------             ------------
      Revenues:
           Rental income                                              $ 1,296,441            $  6,643,697             $ 22,878,967
           Interest income from direct financing leases                        --                 688,810                4,093,881
           Other interest income                                          912,759               2,690,097                5,735,208
           Other income                                                        --                      --               10,149,625
                                                                      -----------            ------------             ------------
                                                                        2,209,200              10,022,604               42,857,681
                                                                      -----------            ------------             ------------

      Expenses:
           Interest expense                                                20,745               1,352,113                6,753,105
           Depreciation and amortization                                  175,977                 991,513                4,356,868
           General and administrative                                     702,828               1,164,036                2,585,058
           Property expense                                               272,582               1,585,807                3,992,926
           Writedown to fair value                                             --                      --                2,462,400
                                                                      -----------            ------------             ------------
                                                                        1,172,132               5,093,469               20,150,357
                                                                      -----------            ------------             ------------

              Income before minority interest
                 in income, income from equity investments
                 and loss on sale                                       1,037,068               4,929,135               22,707,324

      Minority interest in income                                              --                (152,219)              (4,075,339)
                                                                      -----------            ------------             ------------

              Income before income from equity investments
                 and loss on sale                                       1,037,068               4,776,916               18,631,985

      Income from equity investments                                       21,200               2,901,253                3,248,463
                                                                      -----------            ------------             ------------

              Income before loss on sale                                1,058,268               7,678,169               21,880,448

      Loss on sale of real estate                                              --                      --                 (303,899)
                                                                      -----------            ------------             ------------

              Net income                                              $ 1,058,268            $  7,678,169             $ 21,576,549
                                                                      ===========            ============             ============

      Basic income per share                                          $       .25            $        .39             $        .60
                                                                      ===========            ============             ============

      Weighted average shares outstanding - basic                       4,273,311              19,909,834               35,721,141
                                                                      ===========            ============             ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1998, 1999 and 2000


                                                                          Dividends in
                                                                            Excess of
                                       Common            Additional        Accumulated
                                       Stock          Paid-in Capital         Earnings         Treasury Stock          Total
                                       -----          ---------------         --------         --------------          -----
Balance at December 31, 1997          $      20        $     199,980        $    (12,255)                --        $     187,745

11,817,901 shares issued $.001
  par, at $10 per share, net of
  offering costs                         11,818          105,505,602                  --                 --          105,517,420

Dividends declared                           --                   --          (2,689,970)                --           (2,689,970)

Purchase of treasury stock,
  16,900 shares                              --                   --                  --        $  (163,360)            (163,360)

Net income                                   --                   --           1,058,268                 --            1,058,268
                                      ---------        -------------        ------------        -----------        -------------

Balance at December 31, 1998             11,838          105,705,582          (1,643,957)          (163,360)         103,910,103

17,622,693 shares issued $.001
  par, at $10 per share, net of
  offering costs                         17,622          159,781,446                  --                 --          159,799,068

Dividends declared                           --                   --         (12,930,844)                --          (12,930,844)

Purchase of treasury stock,
  62,939 shares                              --                   --                  --           (578,504)            (578,504)


Net income                                   --                   --           7,678,169                 --            7,678,169
                                      ---------        -------------        ------------        -----------        -------------

Balance at December 31, 1999             29,460          265,487,028          (6,896,632)          (741,864)         257,877,992

13,620,950 shares issued $.001
  par, at $10 per share, net of
  offering costs                         13,621          120,854,721                  --                 --          120,868,342

Dividends declared                           --                   --         (23,865,782)                --          (23,865,782)

Purchase of treasury stock,
  66,848 shares                                                                                    (595,795)            (595,795)

Net income                                   --                   --          21,576,549                 --           21,576,549
                                      ---------        -------------        ------------        -----------        -------------

Balance at December 31, 2000          $  43,081        $ 386,341,749        $ (9,185,865)       $(1,337,659)       $ 375,861,306
                                      =========        =============        ============        ===========        =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                                  For the year ended December 31,
                                                                        1998                    1999                    2000
                                                                   -------------           -------------           -------------
Cash flows from operating activities:
     Net income                                                    $   1,058,268           $   7,678,169           $  21,576,549
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                    175,977                 991,513               4,356,868
        Straight-line adjustments and other non-cash
           rent adjustments                                              (65,686)               (234,261)               (307,112)
        Income from equity investments                                   (21,200)                     --                      --
        Minority interest income                                              --                 152,219               4,075,339
        Loss on sale of real estate                                           --                      --                 303,899
        Provision for uncollected rent                                        --                  54,994                 202,296
        Writedown to fair value                                               --                      --               2,462,400
        Funds deposited in escrow                                             --                      --              (8,950,000)
        Increase in prepaid rents and security deposits                  343,767                 980,612               3,041,540
        Change in other operating assets and liabilities,
           net (a)                                                       215,198                (822,125)              2,118,847
                                                                   -------------           -------------           -------------
           Net cash provided by operating activities                   1,706,324               8,801,121              28,880,626
                                                                   -------------           -------------           -------------

Cash flows from investing activities:
     Equity distributions received in excess of
        equity income                                                         --               1,277,311               1,006,844
     Purchases of real estate and equity investments
        and other capitalized costs, net (b)                         (79,188,978)           (151,385,643)           (344,297,409)
     Proceeds from sale of real estate                                        --                      --               1,104,340
     Payment of deferred acquisition fees                                     --                      --                (268,911)
     Funds released from escrow                                               --                      --              10,488,450
                                                                   -------------           -------------           -------------
           Net cash used in investing activities                     (79,188,978)           (150,108,332)           (331,966,686)
                                                                   -------------           -------------           -------------

Cash flows from financing activities:
     Proceeds from stock issuance, net of costs                      105,517,420             159,799,068             120,868,342
     Proceeds from mortgages                                                  --              49,661,425             142,723,788
     Contributions received from minority partner, net of
        capital distributions                                                 --               8,059,878               9,163,325
     Payments of mortgage principal                                           --                (143,733)               (628,490)
     Deferred financing costs and mortgage deposits                           --              (1,036,271)             (2,043,742)
     Dividends paid                                                   (1,324,348)             (9,781,253)            (21,466,303)
     Purchase of treasury stock                                         (163,360)               (578,504)               (595,795)
     Distributions paid to minority interest partner                          --                      --                (808,397)
                                                                   -------------           -------------           -------------
           Net cash provided by financing activities                 104,029,712             205,980,610             247,212,728
                                                                   -------------           -------------           -------------

           Net increase (decrease) in cash and cash
             equivalents                                              26,547,058              64,673,399             (55,873,332)

Cash and cash equivalents, beginning of year                             200,000              26,747,058              91,420,457
                                                                   -------------           -------------           -------------

Cash and cash equivalents, end of year                             $  26,747,058           $  91,420,457           $  35,547,125
                                                                   =============           =============           =============

Noncash investing and financing activities:

(a) Excludes changes in accounts payable and accrued expenses and accounts payable to affiliates balances that relate to the raising of capital (financing activities) rather than the Company's real estate operations.

(b) In connection with the acquisition of properties during the year ended December 31, 2000, the Company assumed mortgage payable obligations of $23,498,161.

(c)   Deferred acquisition fee payable to affiliate                $   1,628,828           $   4,276,774           $   7,192,617
                                                                   =============           =============           =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

         Basis of Consolidation:

               The consolidated financial statements include the accounts of Corporate Property Associates 14 Incorporated, its wholly-owned subsidiaries and a majority interest in four limited liability companies (collectively, the "Company"). All material inter-entity transactions have been eliminated.

        Use of Estimates:

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates will relate to the assessment of recoverability of real estate assets and investments. Actual results could differ from those estimates.

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

               The leases are accounted for under either the operating or direct financing method. Such methods are described below:

                     Operating method - Real estate is recorded at cost less accumulated depreciation, revenue is recognized on a straight-line basis over the terms of the lease and expenses (including depreciation) are charged to operations as incurred.

                     Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

               When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

               Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

               For properties under construction, interest charges are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

        Depreciation:

               Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and Subsidiaries
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        Equity Investments:

               The Company's interests in five limited liability companies in which its ownership interests are 50% or less and the Company exerts significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

        Cash Equivalents:

               The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1999 and 2000 were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

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

        Treasury Stock:

               Treasury stock is recorded at cost

         Deferred Acquisition Fees:

               Fees are payable for services provided by Carey Asset Management Corp. (the "Advisor") to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to .25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the 2%/25% Guidelines (see Note 3).

        Earnings Per Share:

               The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

        Federal Income Taxes:

               The Company is qualified as a REIT as of December 31, 2000 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders through December 31, 2000 and 90% in 2001 and thereafter, and meets certain other conditions.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and Subsidiaries
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        Reclassification:

               Certain prior year amounts have been reclassified to conform to the current year's presentation.

        Operating Segments:

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

        An initial offering of the Company's shares which commenced on November 10, 1997 concluded on November 10, 1999 at which time the Company had issued an aggregate of 29,440,594 shares ($294,405,940). On November 17, 1999, the Company commenced an offering for a maximum of 40,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis at a price of $10 per share. The initial issuance of shares under the second offering occurred on February 23, 2000. During the year ended December 31, 2000, the Company issued 13,620,950 shares ($136,209,500). An additional 1,025,254 shares ($10,252,540) were issued on January 31, 2001.

        In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received acquisition fees of $581,726, $1,282,550 and $1,971,786 in 1998, 1999 and 2000,
        respectively.

 3.  Transactions with Related Parties:

        The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreement. For the years ended December 31, 1998, 1999 and 2000, the Company incurred asset management fees of $129,746, $730,285 and $1,598,763, respectively. Performance fees were in like amount. Until a 7% cumulative rate of cash flow from operations, as defined in the Advisory Agreement, is achieved, the Advisor is not entitled to receive the performance fee. As of December 31, 2000, the cumulative cash flow criterion had not been achieved. Unpaid performance fees have been accrued and are included in accounts payable to affiliates in the accompanying consolidated financial statements.

        General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services. For the years ended December 31, 1998, 1999 and 2000 general and administrative reimbursements were $370,000, $415,353 and $944,637, respectively.

        The Company has entered into an Advisory Agreement with the Advisor pursuant to which the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. The Advisor and certain affiliates will receive fees and compensation in connection with the offering and the operation of the Company as described in the Prospectus of the Company. In connection with performing services related to the Company's real estate purchases in 1998, 1999 and 2000, affiliates of the Company received structuring and development fees of $1,454,315, $3,206,374 and $4,929,466, respectively. The affiliate is also entitled to receive deferred acquisition fees. The deferred acquisition fees are payable in equal installments over a period of no less than eight years.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and Subsidiaries
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1999 and 2000 were $8,574 and $76,811, respectively. No expenses were incurred in 1998.

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


4.  Real Estate Leased to Others Accounted for Under the Operating Method:

        Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to $42,461,000 in 2001, $43,255,000 in 2002, $43,615,000 in 2003, $43,778,000 in 2004 and
        $42,542,000 in 2005 and aggregate approximately $756,977,000 through 2021.

        No contingent rents were realized in 1998 and 1999. Contingent rentals were approximately $24,000 in 2000.

5.  Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:


                                                                        December 31,
                                                                        ------------
                                                                 1999                       2000
                                                                 ----                       ----
                     Minimum lease payments
                       receivable                              $56,103,417              $149,452,817
                     Unguaranteed residual value                27,161,841                67,521,857
                                                               -----------              ------------
                                                                83,265,258               216,974,674
                     Less: unearned income                      56,103,417               149,399,615
                                                               -----------              ------------
                                                               $27,161,841              $ 67,575,059
                                                               ===========              ============

        Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases are approximately $7,237,000 in each of the years 2001 through 2004 and $7,301,000 in 2005 and aggregate approximately $149,453,000 through 2021.

        No contingent rents were realized in 1998, 1999 and 2000.

6.  Mortgage Notes Payable:

        Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of $351,899,000. As of December 31, 2000, mortgage notes payable had annual interest rates ranging from 7.39% to 8.85%.

        Scheduled principal payments during each of the five years following December 31, 2000 are as follows:


                  Year Ending December 31,
                       2001                                 $  6,203,113
                       2002                                    2,291,983
                       2003                                    2,504,921
                       2004                                    2,689,416
                       2005                                    2,944,328
                       Thereafter                            201,477,390
                                                            ------------
                          Total                             $218,111,151
                                                            ============

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and Subsidiaries
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        No interest payments were made in 1998. Interest paid, excluding capitalized interest, was $1,059,995 in 1999 and $6,245,994 in 2000.
        Capitalized interest payments were $1,909,575 in 2000. In connection with the placement of mortgages, fees of $496,999 and $1,971,786 were paid to an affiliate of the Company in 1999 and 2000, respectively. No fees were paid in 1998.

7.  Commitments and Contingencies:

        The Company is liable for certain expenses of the second offering, including but not limited to filing, legal, accounting, printing and escrow fees, which are being deducted from the gross proceeds of the second offering and are presently estimated to aggregate a maximum of $16,000,000 assuming the sale of 40,000,000 shares. The Company will also be liable for selling commissions of up to $0.60 (6%) per share sold except for any shares sold to the Advisor, its Affiliates, the selected dealers or any of their employees for their own accounts. The Company is reimbursing Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of sales, wholesaling services and information meetings of Carey Financial's employees relating to the offering. To the extent, if any, that all offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the Second Offering, such excess will be paid by the Advisor. As of December 31, 2000, the Company had incurred approximately $13,072,000 of costs in connection with the offering.

 8.  Dividends:

        Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Since the inception of the Company, dividends per share reported for tax purposes were as follows:

                                                            1998          1999          2000
                                                            ----          ----          ----
                                Ordinary income             $ .31        $ .55         $ .66

                                Return of capital              --          .10            --
                                                            -----        -----         -----
                                                            $ .31        $ .65         $ .66
                                                            =====        =====         =====

        A dividend of $.0018614 per share per day in the period from October 1, 2000 through December 31, 2000 ($6,914,692) was declared in December 2000 and paid in January 2001.

 9.  Lease Revenues:

        The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. For the years ended December 31, 1998, 1999 and 2000, the financial reporting sources are as follows:


                                                                      1998                 1999                 2000
                                                                      ----                 ----                 ----
         Per Statements of Income:
           Rental income from operating leases                      $1,296,441          $ 6,643,697          $22,878,967
           Interest income from direct financing leases                      -              688,810            4,093,881
           Share of lease revenues applicable to minority
               interest                                                      -             (378,849)          (1,591,468)
           Share of leasing revenues from equity
               investments                                              84,672            7,472,522           10,069,139
                                                                    ----------          -----------          -----------
                                                                    $1,381,113          $14,426,180          $35,450,519
                                                                    ==========          ===========          ===========

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and Subsidiaries
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



        In 1998, 1999 and 2000, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligations:

                                                       1998         %               1999           %               2000          %
                                                       ----         -               ----           -               ----          -
Advanced Micro Devices, Inc. (a)                   $   84,672       6%          $ 3,048,500       21%           $3,048,500       9%
Applied Materials, Inc. (a)                                 -       -             1,675,736       12             2,897,874       8
Atrium Companies, Inc.                                      -       -               386,402        3             2,447,825       7
Amerix Corporation                                          -       -               366,246        3             2,197,475       6
Ameriserve Food Distribution, Inc. (b) (c)                  -       -               568,274        3             2,117,552       6
Best Buy Co. Inc.                                     824,582      60             1,973,824       14             1,988,656       6
CheckFree Holdings Corporation (a)                          -       -               737,242        5             1,680,723       5
Galyan's Trading Company                                    -       -                     -        -             1,667,301       5
Stellex Technologies, Inc.                                  -       -                     -        -             1,563,459       4
APW North America Inc.                                      -       -                     -        -             1,543,215       4
Metagenics, Inc.                                            -       -               429,957        3             1,348,438       4
Compucom Systems, Inc. (a)                                  -       -               982,213        7             1,304,667       4
Production Resource Group LLC                               -       -               782,050        5             1,277,250       4
Intesys Technologies, Inc. (a)                              -       -             1,028,831        7             1,137,375       3
Advance Paradigm, Inc.                                      -       -                     -        -             1,075,000       3
Builders' Supply and Lumber Co., Inc.                       -       -                59,247        -               878,085       2
Burlington Motor Carriers, Inc.                       398,200      29               792,000        6               812,671       2
Consolidated Theaters Holding, G.P.                         -       -                     -        -               699,239       2
Scott Companies, Inc.                                       -       -               302,408        2               681,000       2
The Benjamin Ansehl Company                            66,607       5               649,750        5               652,964       2
Contraves Brashear Systems, L.P.                        7,052       -               643,500        4               643,500       2
West Union Corporation                                      -       -                     -        -               633,324       2
Buffets, Inc.                                               -       -                     -        -               588,261       2
Institutional Jobbers Company                               -       -                     -        -               501,430       1
Fitness Holdings, Inc.                                      -       -                     -        -               376,514       1
Barjan Products LLC                                         -       -                     -        -               289,885       1
Federal Express Corporation (b)                             -       -                     -        -               269,649       1
International Garden Products, Inc.                         -       -                     -        -               255,866       1
Lennar Corporation                                          -       -                     -        -               217,192       1
Earle M. Jorgensen Company                                  -       -                     -        -               201,233       -
Transcore Holdings, Inc.                                    -       -                     -        -               178,149       -
Towne Holdings, Inc.                                        -       -                     -        -               141,625       -
Simpson Industries, Inc.                                    -       -                     -        -                84,378       -
Newpark Resources, Inc.                                     -       -                     -        -                25,521       -
The Bon-Ton Stores, Inc.                                    -       -                     -        -                17,490       -
McCoy, Inc.                                                 -       -                     -        -                 7,233       -
                                                   ----------     ---           -----------      ---           -----------     ---
                                                   $1,381,113     100%          $14,426,180      100%          $35,450,519     100%
                                                   ==========     ===           ===========      ===           ===========     ===

(a) Represents the Company's proportionate share of lease revenues from equity investment.

(b) Net of rental amount applicable to minority interests of Corporate Property Associates 12 Incorporated and W.P. Carey & Co. LLC.

(c)   As of December 31, 2000, the leases are guaranteed by McLane Company, Inc.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and Subsidiaries
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


10.  Writedown to Fair Value:

        The Company purchased a property in St. Louis, Missouri in November 1998 and entered into a net lease with The Benjamin Ansehl Company ("Benjamin Ansehl"). During 2000, Benjamin Ansehl filed a petition of bankruptcy, and subsequently vacated the property and is in the process of liquidating. Due to the expected termination of the lease, the property has been written down by $2,462,400 to reflect estimated fair value.

 11.  Acquisitions of Real Estate:

        A summary of acquisitions of real estate and mortgage financing activity for the period from October 1, 2000 through December 31, 2000 is as follows:

        Institutional Jobbers Company

        On October 6, 2000, the Company purchased properties in Johnson City, Tennessee and Valdosta, Georgia for $17,539,267 and assumed an existing net lease with Institutional Jobbers Company ("Institutional Jobbers"). The lease provides for an annual rent of $1,759,500 with annual rent increases of 2.5%. The lease has a remaining term of 19 years and provides for two renewal terms of five and four years, respectively.

        In connection with the purchase, the Company obtained $13,416,187 of limited recourse mortgage financing. The mortgage loan is collateralized by the Institutional Jobbers properties and a lease assignment, and provides for monthly payments of principal and interest of $108,936 at an annual rate of 8.6%, based on a 25-year amortization schedule. The loan matures on November 1, 2010, at which time a balloon payment is scheduled.

        Towne Air Freight, Inc.

        On October 30, 2000, the Company purchased a property in Elk Grove Village, Illinois for $8,272,207 and entered into a net lease with Towne Air Freight, Inc. ("Towne"). The lease obligations of Towne are unconditionally guaranteed by Towne Holdings, Inc., its parent company. The lease has an initial term of 20 years with four five-year renewals and provides for an initial annual rent of $835,000, with annual increases based on a formula indexed to the Consumer Price Index ("CPI").

        On December 29, 2000, the Company obtained $4,800,000 of limited recourse mortgage financing collateralized by a deed of trust on the Towne property and a lease assignment. The loan provides for monthly payments of interest and principal of $34,222 at an annual interest rate of 7.7% based on a 30-year amortization schedule. The loan matures in January 2011 at which time a balloon payment is scheduled.

        Meridian Automotive Systems, Inc.

        On November 16, 2000, the Company purchased a property in Salisbury, North Carolina on which a building is being constructed on a build-to-suit basis and entered into a net lease with Meridian Automotive Systems, Inc. The total purchase price including construction costs is estimated to be $7,653,500. Upon the earlier of completion or June 1, 2001, a lease term of 15 years will commence followed by two ten-year renewal terms. The lease provides for initial annual rent of approximately $804,000 with annual rent increases of 2%.

        Soloco, Inc.

        On December 1, 2000, the Company purchased a property in Lafayette, Louisiana for $3,664,921 and entered into a net lease with Soloco, Inc. The lease obligations of Soloco are unconditionally guaranteed by its parent company, Newpark Resources, Inc. The lease has an initial term of 17 years with two five-year renewal terms. Annual rent is $367,500 with annual increases based on a formula indexed to the CPI beginning on the second lease anniversary date.

        Federal Express Corporation

        On December 6, 2000, the Company purchased a 60% majority interest in a limited liability company for $44,256,294 from an affiliate, W.P. Carey & Co. LLC ("W.P. Carey LLC"), which retains a 40% minority interest. The limited liability company owns properties in Colliersville, Tennessee net leased to Federal Express Corporation ("Federal Express"). The Federal Express lease has a remaining lease term of 19 years followed by two ten-year renewal terms. Annual rent is currently $6,430,094 with annual rent increases based on a formula indexed to increases in the CPI, with each increase capped at 1.7%.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        In connection with the purchase of its interest in the Federal Express properties, the limited liability company obtained $45,000,000 of limited recourse financing on the properties, collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of interest and principal of $314,647 at an annual interest rate of 7.5% and based on a 30-year amortization schedule. The loan matures in January 2011 at which time a balloon payment is scheduled.

        Rave Reviews Cinemas, L.L.C.

        On December 7, 2000, the Company purchased properties in Port St. Lucie and Pensacola, Florida on which buildings are being constructed on a build-to-suit basis and entered into net leases with Rave Motion Pictures Port St. Lucie, L.L.C. and Rave Motion Pictures Pensacola, L.L.C. The lease obligations are unconditionally guaranteed by their parent company, Rave Reviews Cinemas, L.L.C. ("Rave Reviews"). The total purchase price including construction costs for the two properties is estimated to be $12,519,310. The leases have initial terms of 20 years with two ten-year renewal terms, at the lessees' option, and provide for an initial annual rent, to be based upon the total costs necessary to complete the project, of up to $1,404,823, with rent increases every two years based on a formula indexed to the CPI beginning on the second lease anniversary. Rave Reviews has granted warrants to the Company that represent 1.78% of Rave Review Class A Units.

        Bon-Ton Department Stores, Inc.

        On December 27, 2000, the Company purchased two properties located in York, Pennsylvania for $12,041,884 and entered into a master net lease with Bon-Ton Department Stores, Inc. ("Bon-Ton"). The lease has an initial term of 20 years with six five-year renewal terms and provides for annual rent of $1,259,250 with annual increases based on a formula indexed to the CPI beginning on the second lease anniversary date, with each increase capped at 3%.

        On February 13, 2001, the Company obtained $7,475,000 of limited recourse mortgage financing collateralized by a deed of trust on the Bon-Ton property and a lease assignment. The loan provides for monthly payments of interest and principal of $52,266 at an annual interest rate of 7.5% based on a 30-year amortization schedule. The loan matures in March 2011 at which time a balloon payment is scheduled.

        Exodus Communications, Inc.

        On December 27, 2000, the Company purchased a property in Lindon, Utah and entered into a net lease and construction agency agreement with Exodus Communications, Inc. ("Exodus"). The total purchase price including construction costs is estimated to be $13,180,792. Upon completion of construction, a lease term of 15 years with three five-year renewal terms will commence at an annual rent of $1,754,416. The lease provides for annual rent increases based on a formula indexed to the CPI, with each increase providing for a minimum increase of 2.2% and a maximum increase of 4.2%.

        McCoy, Inc.

        On December 27, 2000, the Company and a minority joint venture partner with 90% and 10% interests, respectively, purchased a property located in Houston, Texas for $5,599,336 and assumed an existing net lease with McCoy, Inc. ("McCoy"). In connection with the purchase, the Company obtained $4,200,000 of limited recourse mortgage financing. The lease has a remaining initial term through September 2007 with a renewal term, at McCoy's option, of either five or ten years. Annual rent is $520,800 with a scheduled increase in October 2002 to $596,400. The $4,200,000 limited recourse mortgage loan is collateralized by a deed of trust and a lease assignment, and provides for monthly payments of principal and interest of $33,115 at an annual interest rate of 8.25% based on a 25-year amortization.

        The joint venture agreement provides that after each partner receives a preferred return of 15% based upon each partner's capital contribution, the Company will be entitled to receive 70% of the cash flow in excess of such preferred return.

        Simpson Industries, Inc.

        On December 27, 2000, the Company purchased a property located in Plymouth, Michigan for $10,224,816 and entered into a net lease with Simpson Industries, Inc. The lease has an initial term of 20 years with two ten-year renewal terms. Annual rent is $1,084,860 with annual increases based on a formula indexed to the CPI.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        Fitness Holdings, Inc.

        On December 29, 2000, the Company purchased a property in St. Charles, Missouri for $6,282,723 and assumed an existing net lease with 24-Hour Fitness, Inc. ("24-Hour Fitness"). The lease obligations of 24-Hour Fitness are unconditionally guaranteed by its parent company, Fitness Holdings, Inc. In connection with the purchase, the Company assumed an existing $3,800,000 limited recourse mortgage loan collateralized by a dead of trust and lease assignment. The lease has a remaining initial term through December 2020 with three five-year renewal terms. Annual rent is $721,526 with rent increases every two years based on a formula indexed to the CPI, with each increase capped at 4%.

        The $3,800,000 limited recourse mortgage loan on the 24-Hour Fitness property is collateralized by a deed of trust and a lease assignment, and provides for monthly payments of interest only at a variable interest rate of 2.75% plus LIBOR through August 2001, at which time the loan matures. The loan provides for an option to extend, at which time the principal amount, rate of interest and term to maturity would be determined. If the extension option is not exercised a balloon payment for the entire principal balance and "exit consideration" of $57,000 will be due.

        PCS Health Systems, Inc.

        In September 2000, the Company purchased a property in Scottsdale, Arizona for $39,790,575 and entered into a net lease with PCS Health Systems, Inc. ("PCS"). On December 6, 2000, the Company obtained $24,700,000 of limited recourse mortgage financing collateralized by a deed of trust on the PCS property and a lease assignment. The loan provides for monthly payments of interest and principal of $190,639 at an annual interest rate of 8% based on a 25-year amortization schedule. The loan matures in November 2010 at which time a balloon payment is scheduled.

12.  Equity Investments:

        The Company holds interests in five limited liability companies at December 31, 1999 and 2000 in which its ownership interest is 50% or less. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The Company owns 33.33% interests in properties net leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. and 50% interests in properties net leased to Intesys Technologies, Inc. and CheckFree Holdings Corporation, respectively. The Company holds an interest in a limited liability company that net leases property to Etec Systems, Inc. ("Etec"). The interest in the Etec investment is a 49.99% interest in a building on the Etec property. Corporate Property Associates 12 Incorporated, an affiliate, owns all remaining interests in the Etec property, consisting of a 50.01% interest in the building and a 100% interest in all of the other buildings owned by the limited liability company. Applied Materials, Inc. purchased Etec in 2000. In connection with the purchase, Applied Materials, Inc. has unconditionally guaranteed Etec's lease obligations.

        Summarized financial information of the Company's equity investees is as follows:

                    (In thousands)                                                 December 31,
                                                                                   ------------
                                                                              1999               2000
                                                                              ----               ----
                    Assets (primarily real estate)                          $260,115           $261,776
                    Liabilities (primarily mortgage notes payable)           169,286            169,678
                                                                            --------           --------
                    Members' equity                                         $ 90,829           $ 92,098
                                                                            ========           ========

          (In thousands)                                                                  Year Ended December 31,
                                                                               -----------------------------------------------
                                                                                 1998                1999                2000
                                                                               --------            --------           --------
          Revenues (primarily rental revenues)                                 $  2,977            $ 21,966           $ 27,504
          Expenses (primarily interest on mortgage and depreciation)              1,466              13,446             18,294
                                                                               --------            --------           --------
          Net income                                                           $  1,511            $  8,520           $  9,210
                                                                               ========            ========           ========


13.  Loss on Sale:

        During 2000, the Company sold excess land at two properties for $1,104,340 and recognized a loss on sale of $303,899.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


14.  Subsequent Events:

        On January 9, 2001, the Company purchased a property in Doncaster, South Yorkshire, United Kingdom for a purchase price of approximately $8,702,000 (based on the exchange rate for the British Pound on the date of acquisition) and entered into a net lease with BLP UK Limited. The lease obligations of BLP UK Limited are guaranteed by BLP Group PLC, ("BLP Group"). In connection with the purchase, the Company obtained $5,690,000 of limited recourse mortgage financing.

        The BLP Group lease has a thirty year lease term, with annual rent of approximately $868,000. In January 2004 and every three years thereafter, rent shall increase by 9.27%.

        The $5,690,000 loan which is collateralized by the BLP Group property and a lease assignment provides for a twenty year loan term with quarterly principal and interest payments at a variable annual interest rate based on the London Interbank Offering Rate plus 1% with quarterly principal payments. Annual principal payments will increase over the term of the loan with payments of $14,224 increasing annually to $54,651 in the twentieth year. A balloon payment of approximately $3,261,000 will be due in January 2021.

        BLP Group may exercise a purchase option commencing in the fifth lease year and every fifth year thereafter, to purchase the property at the greater of approximately $8,756,000 plus any prepayment charge on the mortgage loan or fair market value, as defined.

        On March 19, 2001, the Company and an unaffiliated third party formed a joint venture which purchased four properties in Nashville, Tennessee; Elgin, Illinois and Bozemon, Montana for $22,226,671 and entered into net leases with Gibson Guitar Corp. ("Gibson Guitar"). The Gibson Guitar leases have an initial term of 20 years followed by two ten-year renewal terms. Annual rent is $2,087,400 with rent increases every two years based on increases in the CPI.

        The joint venture provides that the Company receive a preferred return, based on its equity contribution, of 12.5%, with any remaining cash flow distributed 82.5% to the Company and 17.5% to the joint venture partner. The joint venture is in the process of obtaining mortgage financing on the properties.

15.  Disclosures About Fair Value of Financial Instruments:

        The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        In conjunction with structuring its leases with certain tenants, the Company was granted stock warrants that will allow the company to purchase common stock of the tenant company at a stated price. To the extent that the tenant companies are not publicly traded companies, the warrants are judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company values stock warrants at cost.

        The Company estimates that the fair value of mortgage and notes payable at December 31, 1999 and 2000 was approximately $48,181,000 and $220,612,000, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates that take into account the credit of the tenants and interest rate risk.

16.  Accounting Pronouncements:

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, which establishes accounting and reporting standards for derivative instruments. The Company believes that upon adoption SFAS No. 133 will not have a material impact on the consolidated financial statements.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on several revenue recognition issues including recognition of rents based upon lessees' sales. Certain of the Company's leases provide for additional rents to be paid based upon the level of sales achieved by the lessee. The percentage rents are recorded once the required sales level is achieved and are included in the consolidated statements of income in rental revenue and interest income from direct financing leases. The adoption of SAB 101 did not have any impact on the consolidated financial statements.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


There is no established public trading market for the Shares of the Company. As of December 31, 2000, there were 14,699 holders of record of the Shares of the Company.

The Company is required to distribute annually 95% of its Distributable REIT Taxable Income (90% in 2001 and thereafter) to maintain its status as a REIT. Quarterly dividends paid by the Company since its inception are as follows:

                                                      Cash Dividends Paid Per Share
                                          --------------------------------------------------------
                                              1998                  1999                  2000
                                          ------------          ------------          ------------
                  First quarter                     --               .161000               .163116
                  Second quarter                    --               .162504               .163800
                  Third quarter                .147560               .162700               .165001
                  Fourth quarter               .159528               .162932               .167495
                                          ------------          ------------          ------------
                                          $    .307088          $    .649136          $    .659412
                                          ============          ============          ============

REPORT ON FORM 10-K
______________________________________________________________________________

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.