Form 10-Q/A
period 2000-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2001-04-06
CIK 1041326

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,           March 31,
                                                                                      1999                 2000
                                                                                 -------------         -------------
                                                                                     (Note)             (Unaudited)
ASSETS:

Real estate leased to others:
     Accounted for under the operating method:
            Land                                                                 $  36,130,456         $  40,002,456
            Buildings                                                               76,917,819           121,108,700
                                                                                 -------------         -------------
                                                                                   113,048,275           161,111,156
            Accumulated depreciation                                                 1,152,595             1,761,197
                                                                                 -------------         -------------
                                                                                   111,895,680           159,349,959
Net investment in direct financing leases                                           27,161,841            27,168,895
Real estate under construction
    leased to others                                                                45,775,407            27,107,056
                                                                                 -------------         -------------
        Real estate leased to others                                               184,832,928           213,625,910
Equity investments                                                                  50,344,119            51,234,817
Cash and cash equivalents                                                           91,420,457           117,527,610
Other assets                                                                         4,465,449             5,684,714
                                                                                 -------------         -------------
            Total assets                                                         $ 331,062,953         $ 388,073,051
                                                                                 =============         =============

LIABILITIES:

Limited recourse mortgage note payable                                           $  49,517,692         $  79,713,753
Accrued interest                                                                       292,118               373,446
Accounts payable to affiliates                                                       2,046,441             2,016,100
Accounts payable and accrued expenses                                                  265,889               532,894
Prepaid rental income and security deposits                                          1,324,379             2,317,735
Deferred acquisition fees payable to affiliate                                       5,905,602             6,418,302
Dividends payable                                                                    4,515,213             5,042,093
Escrow funds                                                                         1,105,530             1,105,530
                                                                                 -------------         -------------
               Total liabilities                                                    64,972,864            97,519,853
                                                                                 -------------         -------------
Minority interest                                                                    8,212,097             4,834,790
                                                                                 -------------         -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding, 29,460,594 and 32,844,440 shares at
     December 31, 1999 and March 31, 2000                                               29,460                32,844
Additional paid-in capital                                                         265,487,028           294,911,898
Distributions in excess of accumulated earnings                                     (6,896,632)           (8,343,988)
                                                                                 -------------         -------------
                                                                                   258,619,856           286,600,754

Less treasury stock at cost, 79,839 and 95,186
     shares at December 31, 1999 and March 31, 2000                                   (741,864)             (882,346)
                                                                                 -------------         -------------
               Total shareholders' equity                                          257,877,992           285,718,408
                                                                                 -------------         -------------
               Total liabilities and shareholders' equity                        $ 331,062,953         $ 388,073,051
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)

                                                                       For the Three Months
                                                                          Ended March 31,
                                                                 ---------------------------------
                                                                     1999                 2000
                                                                 ------------         ------------
Revenues:
    Rental income                                                $  1,020,158         $  3,097,688
    Interest income from direct financing leases                                           689,000
    Other interest income                                             253,306            1,851,066
                                                                 ------------         ------------
                                                                    1,273,464            5,637,754
                                                                 ------------         ------------
Expenses:
    Interest                                                           35,179              927,402
    Depreciation and amortization                                     155,422              621,696
    General and administrative                                        164,333              438,352
    Property expenses                                                 249,505              661,367
                                                                 ------------         ------------
                                                                      604,439            2,648,817
                                                                 ------------         ------------
            Income before minority interest in income and
                 income from equity investments                       669,025            2,988,937

    Minority interest in income                                                           (138,062)
                                                                 ------------         ------------
        Income before income from equity investments                  669,025            2,850,875

    Income from equity investments                                    332,922              743,862
                                                                 ------------         ------------
            Net income                                           $  1,001,947         $  3,594,737
                                                                 ------------         ------------

Basic earnings per share                                         $        .08         $        .12
                                                                 ============         ============

Weighted average shares outstanding - basic                        12,608,497           30,770,527
                                                                 ============         ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                       For the Three Months
                                                                          Ended March 31,
                                                               -----------------------------------
                                                                   1999                   2000
                                                               -------------         -------------
Cash flows from operating activities:
   Net income                                                  $   1,001,947         $   3,594,737
   Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                                155,422               621,696
        Straight-line adjustments                                    (53,207)             (359,208)
        Income from equity investments in excess
          of distributions received                                                       (113,617)
        Minority interest in income                                                        138,062
        Provision for uncollected rent                                                      28,400
        Change in operating assets and liabilities, net             (365,884)              623,644
                                                               -------------         -------------
              Net cash provided by operating activities              738,278             4,533,714
                                                               -------------         -------------
Cash flows from investing activities:
   Acquisitions of real estate and equity investments
        and other capitalized costs                              (36,324,765)          (40,147,362)
   Funds released from escrow                                                           10,488,450
   Equity distributions received in excess of
        equity income                                                385,268
                                                               -------------         -------------
              Net cash used in investing activities              (35,939,497)          (29,658,912)
                                                               -------------         -------------
Cash flows from financing activities:
   Capital raised, net of costs                                   38,267,085            29,428,254
   Payment of mortgage principal                                                          (106,352)
   Dividends paid                                                 (1,365,622)           (4,515,213)
   Distributions paid to minority interest partner, net                                 (3,515,369)
   Proceeds from mortgages                                         4,225,000            30,302,413
   Deferred financing costs                                         (102,834)             (220,900)
   Purchase of treasury stock                                        (75,200)             (140,482)
                                                               -------------         -------------
              Net cash provided by financing activities           40,948,429            51,232,351
                                                               -------------         -------------
              Increase in cash and cash equivalents                5,747,210            26,107,153

Cash and cash equivalents, beginning of period                    26,747,058            91,420,457
                                                               -------------         -------------

Cash and cash equivalents, end of period                       $  32,494,268         $ 117,527,610
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)



Note 5.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month period ended March 31, 1999 and 2000 are as follows:

                                                       1999                 2000
                                                    -----------         -----------
Per Statements of Income
         Rental income                              $ 1,020,158         $ 3,097,688
         Interest income from direct
            financing leases                                                689,000
Adjustment:
         Share of leasing revenue applicable
            to minority interests                                          (165,238)
         Share of leasing revenues
            from equity investments                     941,638           2,411,349
                                                    -----------         -----------
                                                    $ 1,961,796         $ 6,032,799
                                                    ===========         ===========

For the three-month periods ended March 31, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:

Lease Obligor:                                     1999                                  2000
                                                ----------                            ----------
Advanced Micro Devices, Inc. (a)                $  762,125                 39%        $  762,125                 13%
Applied Materials, Inc. (a)                                                              718,173                 12
Amerix Corporation                                                                       549,369                  9
Atrium Companies, Inc.                                                                   518,750                  9
Best Buy Co., Inc.                                 496,424                 26            486,655                  8
Compucom Systems, Inc. (a)                           3,713                               326,167                  5
Metagenics, Inc.                                                                         325,338                  5
Checkfree Holdings Corporation, Inc. (a)                                                 320,540                  5
Production Resource Group LLC                        2,422                               319,313                  5
Intesys Technologies, Inc. (a)                     175,800                  9            284,344                  5
Ameriserve Food Distribution, Inc. (b)                                                   247,856                  4
Burlington Motor Carrier, Inc.                     198,000                 10            198,000                  3
Builders' Supply and Lumber Co., Inc.                                                    190,000                  3
Scott Companies, Inc.                                                                    170,250                  3
The Benjamin Ansehl Company                        162,437                  8            162,438                  3
Stellex Technologies, Inc.                                                               161,718                  3
Contraves Brashear Systems L.P.                    160,875                  8            160,875                  3
West Union Corporation                                                                   130,888                  2
                                                ----------                ---         ----------                ---
                                                $1,961,796                100%        $6,032,799                100
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

                                                             Three Month Period Ended
                                                             ------------------------
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


Financial Condition:

        We intend to substantially all of the net proceeds from our offerings (except for approximately 1% to establish a working capital reserve) along with limited recourse mortgage financing to purchase a diversified portfolio of commercial and industrial real estate and enter into long-term leases with corporate tenants on a net lease, single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property in order to limit our exposure to the effects of increases in real estate taxes and property maintenance and insurance costs. Our leases, which generally have initial lease terms of 15 to 25 years, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of March 31, 2000, we have raised $265,000,000, net of costs, from our first offering and $29,428,000 from our initial issuance of shares during the quarter ended March 31, 2000 from our current offering. To date, we have used $210,573,000, including $29,659,000 during the three-months ended March 31, 2000, along with mortgage proceeds of $79,963,000 (including $30,302,000 during the three months ended March 31, 2000) to purchase real estate and interests in single purpose entities formed with affiliates that have purchased real estate and entered into net leases. The affiliates have the same investment objectives as us. As of March 31, 2000, we have $110,903,000 of cash available for investment. Remaining costs to complete build-to-suit projects are expected to be $22,245,000. Our build-to-suit commitments include provisions that require the lessee to fund any cost overruns.

        We are using the cash flow from our net leases to fund quarterly dividends at an increasing rate, and pay debt service installments on limited recourse mortgage debt. For the three-months ended March 31, 2000, cash flow from operations of $4,534,000 was not sufficient to pay quarterly dividends of $4,515,000 and mortgage principal payments of $106,000. As of March 31, 2000 we had cash balances of $117,528,000. We expect cash flow from operations to increase substantially as these amounts are invested in real estate. As we continue to issue shares and invest the proceeds, cash flow from operations is expected to increase substantially.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS:


        Because our asset base has increased substantially since March 31, 1999 from $151,250,000 to $388,073,000, the results of operations for the three-month periods ended March 31, 1999 and 2000 are not fully comparable. Net income for the three-month period ended March 31, 2000 was $3,595,000 as compared with $1,002,000 for the three-month period ended March 31, 1999. The increase in net income was due to our investment of offering proceeds in real estate, either directly or in equity investments with affiliates in single tenant, net lease properties. The increase in lease revenues (rental income and interest income from direct financing leases) and income from equity investments reflect these new investments rather than rent increases at existing properties. Since March 31, 1999 our cash balances have increased from $32,494,000 to $117,528,000 as the result of the issuance of shares and proceeds from mortgages, and resulted in a substantial increase in interest income. Increases in depreciation and amortization and property and general administrative expenses were attributable to the increase in our asset base, and the increase in interest expense was due to our obtaining new limited recourse mortgage debt. Results for future periods are expected to reflect increases in these revenue and expense categories except for interest income which is projected to decrease as funds from our offerings are invested fully in accordance with our objectives. Because of the commencement of our second offering in November 1999, we expect a decrease in interest income will occur only after the offering proceeds are invested in real estate. Interest income is earned solely as a result of using uninvested cash to purchase money market investments.

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

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                                 AND SUBSIDIARIES




            04/02/01                   By:  /s/ John J. Park
                 ----                       -------------------------------
                 Date                             John J. Park
                                                  Executive Vice President,
                                                  Treasurer and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



            04/02/01                   By:  /s/ Claude Fernandez
                 ----                       -------------------------------
                 Date                             Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)