Form 10-Q/A
period 2000-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2001-04-06
CIK 1041326

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31, 1999               June 30, 2000
                                                                    -----------------               -------------
                                                                          (Note)                     (Unaudited)
         ASSETS:
Real estate leased to others:
   Accounted for under the operating method:

      Land                                                              $ 36,130,456                 $ 52,622,456
      Buildings                                                           76,917,819                  174,967,768
                                                                        ------------                 ------------
                                                                         113,048,275                  227,590,224
      Accumulated depreciation                                             1,152,595                    2,658,982
                                                                        ------------                 ------------
                                                                         111,895,680                  224,931,242
   Net investment in direct financing leases                              27,161,841                   27,168,895
   Real estate under construction leased to others                        45,775,407                   36,776,445
                                                                        ------------                 ------------
      Real estate leased to others                                       184,832,928                  288,876,582
Equity investments                                                        50,344,119                   51,387,286
Cash and cash equivalents                                                 91,420,457                   91,689,278
Other assets                                                               4,465,449                    6,825,821
                                                                        ------------                 ------------
         Total assets                                                   $331,062,953                 $438,778,967
                                                                        ============                 ============

         LIABILITIES:

Limited recourse mortgage notes payable                                 $ 49,517,692                 $106,338,835
Accrued interest                                                             292,118                      551,459
Accounts payable to affiliates                                             2,046,441                    2,483,237
Accounts payable and accrued expenses                                        265,889                      684,262
Prepaid rental income and security deposits                                1,324,379                    2,946,112
Deferred acquisition fees payable to affiliate                             5,905,602                    7,772,773
Dividends payable                                                          4,515,213                    5,679,106
Escrow funds                                                               1,105,530                    1,105,530
                                                                        ------------                 ------------
         Total liabilities                                                64,972,864                  127,561,314
                                                                        ------------                 ------------
Minority interest                                                          8,212,097                    4,196,991
                                                                        ------------                 ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized, 120,000,000 shares;
    issued and outstanding, 29,460,594 and 35,534,693 shares at
    December 31, 1999 and June 30, 2000                                       29,460                       35,535
Additional paid-in capital                                               265,487,028                  317,813,486
Distributions in excess of accumulated earnings                           (6,896,632)                  (9,946,013)
                                                                        ------------                 ------------
                                                                         258,619,856                  307,903,008

Less common stock in treasury at cost, 79,839 and 95,186
    shares at December 31, 1999 and June 30, 2000                           (741,864)                    (882,346)
                                                                        ------------                 ------------
         Total shareholders' equity                                      257,877,992                  307,020,662
                                                                        ------------                 ------------
         Total liabilities and shareholders' equity                     $331,062,953                 $438,778,967
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS of INCOME
                                   (UNAUDITED)

                                                      Three Months Ended                          Six Months Ended
                                               June 30, 1999     June 30, 2000            June 30, 1999      June 30, 2000
                                               -------------     -------------            -------------      -------------
Revenues:
   Rental income                               $ 1,225,382       $ 4,363,521              $ 2,245,540         $ 7,461,209
   Interest income from direct
      financing leases                                   -           632,250                        -           1,321,250
   Other interest income                           290,669         1,785,495                  543,975           3,636,561
                                               -----------       -----------              -----------         -----------
                                                 1,516,051         6,781,266                2,789,515          12,419,020
                                               -----------       -----------              -----------         -----------

Expenses

   Interest                                        123,027         1,094,160                  158,206           2,021,562
   Depreciation and amortization                   189,777           910,879                  345,199           1,532,575
   General and administrative                      283,191           702,077                  447,524           1,140,429
   Property expenses                               349,238           901,517                  598,743           1,562,884
                                               -----------       -----------              -----------         -----------
                                                   945,233         3,608,633                1,549,672           6,257,450
                                               -----------       -----------              -----------         -----------

       Income before minority interest
          in loss and income from
          equity investments                       570,818         3,172,633                1,239,843           6,161,570

   Minority interest in loss                             -           146,766                        -               8,704
                                               -----------       -----------              -----------         -----------

       Income before income from
          equity investments                       570,818         3,319,399                1,239,843           6,170,274

   Income from equity investments                  612,934           757,682                  945,856           1,501,544
                                               -----------       -----------              -----------         -----------

       Net income                              $ 1,183,752       $ 4,077,081              $ 2,185,699         $ 7,671,818
                                               ===========       ===========              ===========         ===========

Basic and diluted earnings per share           $       .07       $       .12              $       .15         $       .24
                                               ===========       ===========              ===========         ===========

Weighted average shares outstanding-
   basic and diluted                            16,071,527        34,434,358               14,349,579          32,612,563
                                               ===========       ===========              ===========         ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                                           Six Months Ended June 30,
                                                                                      1999                           2000
                                                                                  ------------                  ------------
Cash flows from operating activities:
  Net income                                                                      $  2,185,699                  $  7,671,818
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                    345,199                     1,532,575
      Straight-line rent adjustments                                                   (78,823)                     (146,655)
      Minority interest in loss                                                              -                        (8,704)
      Provision for uncollected rent                                                         -                        65,868
      Change in operating assets and liabilities, net                                  135,779                       696,957
                                                                                  ------------                  ------------
         Net cash provided by operating activities                                   2,587,854                     9,811,859
                                                                                  ------------                  ------------
Cash flows from investing activities:
  Acquisitions of real estate and equity investments
      and other capitalized costs                                                  (55,804,696)                  (95,304,487)
  Funds released from escrow                                                                                      10,488,450
  Payment of deferred acquisition fees                                                       -                      (268,911)
  Equity distributions received in excess of
      equity income                                                                    411,970                        57,071
                                                                                  ------------                  ------------
         Net cash used in investing activities                                     (55,392,726)                  (85,027,877)
                                                                                  ------------                  ------------
Cash flows from financing activities:

  Proceeds from sale of stock, net of costs                                         98,234,905                    52,332,533
  Dividends paid                                                                    (3,415,145)                   (9,557,306)
  Proceeds from mortgages                                                            9,700,000                    37,349,727
  Payment of mortgage principal                                                         (9,662)                     (226,745)
  Distributions paid to minority interest partner                                            -                    (4,863,779)
  Contributions from minority interest partner                                               -                       857,377
  Deferred financing costs and mortgage deposits                                      (654,206)                     (266,486)
  Purchase of treasury stock                                                          (101,943)                     (140,482)
                                                                                  ------------                  ------------
         Net cash provided by financing activities                                 103,753,949                    75,484,839
                                                                                  ------------                  ------------
         Net change in cash and cash equivalents                                    50,949,077                       268,821

Cash and cash equivalents, beginning of period                                      26,747,058                    91,420,457
                                                                                  ------------                  ------------
     Cash and cash equivalents, end of period                                     $ 77,696,135                  $ 91,689,278
                                                                                  ============                  ============

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 5.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six month periods ended June 30, 1999 and 2000 are as follows:

                                                                         1999                       2000
                                                                      ----------                 -----------
   Per Statements of Income:
        Rental income                                                 $2,245,540                 $ 7,461,209
        Interest income from direct financing leases                           -                   1,321,250
   Adjustment:
        Share of leasing revenues applicable to
           minority interests                                                  -                    (587,948)
        Share of leasing revenues from equity investments              2,410,436                   4,827,985
                                                                      ----------                 -----------
                                                                      $4,655,976                 $13,022,496
                                                                      ==========                 ===========

For the six-month period ended June 30, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:


                                                              1999            %                   2000             %
                                                           ----------        ---               -----------        ---
Advanced Micro Devices, Inc. (a)                           $1,524,250         33%              $ 1,524,250         12%
Applied Materials, Inc. (a)                                         -          -                 1,436,345         11
Amerix Corporation                                                  -          -                 1,098,738          8
Atrium Companies, Inc.                                              -          -                 1,037,500          8
Best Buy Co., Inc.                                            979,493         21                   994,331          8
Ameriserve Food Distribution, Inc. (b)                              -          -                   881,922          7
Metagenics, Inc.                                                    -          -                   674,219          5
Compucom Systems, Inc. (a)                                    329,880          7                   652,333          5
Checkfree Holdings Corporation, Inc. (a)                       96,162          2                   646,369          5
Production Resource Group LLC                                 223,422          5                   638,625          5
Stellex Technologies, Inc.                                          -          -                   632,452          5
Intesys Technologies, Inc. (a)                                460,144         10                   568,688          4
Burlington Motor Carrier, Inc.                                396,000          8                   396,000          3
Builders' Supply and Lumber Co., Inc.                               -          -                   380,000          3
The Benjamin Ansehl Company                                   324,875          7                   324,875          3
Contraves Brashear Systems L.P.                               321,750          7                   321,750          2
Scott Companies, Inc.                                               -          -                   283,750          2
West Union Corporation                                              -          -                   283,637          2
APW North America Inc.                                              -          -                   229,540          2
Galyan's Trading Company                                            -          -                    15,778          -
International Garden Products, Inc.                                 -          -                     1,394          -
                                                           ----------        ---               -----------        ---
                                                           $4,655,976        100%              $13,022,496        100%
                                                           ==========        ===               ===========        ===


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

(In thousands)                                  December 31, 1999  June 30, 2000
                                                -----------------  -------------
Assets (primarily real estate)                       $260,115         $263,380
Liabilities (primarily mortgage notes payable)        169,286          170,618
Partners' and members' equity                          90,829           92,762

                                                                             Six Months Ended June 30,
                                                                               1999            2000
Revenues (primarily rental revenues)                                         $  8,169        $ 13,327
Expenses (primarily interest on mortgage and depreciation)                      4,995           8,872
                                                                             --------        --------
Net income                                                                   $  3,174        $  4,455
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

FINANCIAL CONDITION:

CPA(R):14 continues to expand and diversify its portfolio of commercial and industrial real estate by investing its net offering proceeds and proceeds from limited recourse mortgage financing and entering into long-term net leases with corporate tenants on a single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property in order to limit exposure to the effects of increases in real estate taxes and property maintenance and insurance costs. CPA(R):14's leases, which generally have initial lease terms of 15 to 20 years and generally provide the lessee with options for renewal terms, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of June 30, 2000, CPA(R):14 has raised $265,000,000, net of costs, from its first offering and $52,333,000 from its current offering. Since June 30, 2000, an additional $24,861,000 of capital has been raised through the issuance of shares. CPA(R):14 has used $84,816,000 during the six-months ended June 30, 2000, including using mortgage financing of $52,333,000 to purchase real estate interests in net leases. As of June 30, 2000, CPA(R):14 has approximately $87,950,000 of cash available for investment. Remaining costs to complete currently committed build-to-suit projects are estimated to be $9,700,000. CPA(R):14's build-to-suit commitments include provisions that require the lessee to fund any cost overruns.

CPA(R):14 is using the cash flow from its net leases to pay quarterly dividends at an increasing rate and meet its debt service installment obligations on limited recourse mortgage debt. For the six-months ended June 30, 2000, cash flow from operations of $9,812,000 was sufficient to pay quarterly dividends of $9,557,000 and scheduled mortgage principal payment installments of $227,000. As of June 30, 2000, CPA(R):14 had cash balances of $91,689,000. CPA(R):14 expects cash flow from operations to increase substantially as this cash is used to complete build-to-suit projects and purchase additional real estate. As CPA(R):14 continues to issue shares and invest the proceeds, cash flow from operations is expected to increase substantially.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    CONTINUED

RESULTS OF OPERATIONS:

Since June 30, 1999, CPA(R):14's asset base has increased substantially from $215,748,000 to $438,779,000; therefore, the results of operations for the six-month periods ended June 30, 1999 and 2000 are not fully comparable. Net income for the three-month and six-month periods ended June 30, 2000 was $3,552,000 and $6,773,000, respectively, and $1,184,000 and $2,186,000 for the three and six-month periods ended June 30, 1999, respectively, with such increases primarily reflecting the effects of the increased asset and capital base. Because of the funds raised in its continuing offering, cash balances have remained high, and at times have exceeded $100,000,000. As a result, other interest income has increased substantially and remains a significant component of overall revenues. CPA(R):14's objective is to invest these proceeds in additional real estate investments. As CPA(R):14 becomes more fully invested, other interest income will be a much less significant component of overall revenues, and lease revenues (rental income and interest income from direct financing leases) are expected to represent substantially all revenues. After CPA(R):14 has fully invested the proceeds of its offerings, it will generally hold substantially lower cash balances but will continue to earn interest income from investing such cash in money market instruments. CPA(R):14's increased asset base has resulted in increases in depreciation, property and general administrative expenses, with interest expense increasing as new limited recourse mortgage debt is obtained. Since the commencement of the second offering in November 1999, CPA:14 has raised in excess of $74,000,000, net of the costs of raising capital.

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




        4/2/01                 By:   /s/ John J. Park
       ---------                    ----------------------------------------
         Date                            John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



        4/2/01                 By:   /s/ Claude Fernandez
       ---------                    ----------------------------------------
         Date                            Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)