Form 10-Q/A
period 2000-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2001-04-06
CIK 1041326

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
                                AND SUBSIDIARIES






                                      INDEX



PART I                                                                                                                 Page No.
------                                                                                                                 --------
Item 1. -        Financial Information*

                 Condensed Consolidated Balance Sheets, December 31, 1999
                 and September 30, 2000                                                                                   2

                 Condensed Consolidated Statements of Income for the three
                 and nine months ended September 30, 1999 and 2000                                                        3

                 Condensed Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2000                                                                     4

                 Notes to Condensed Consolidated Financial Statements                                                   5-8



 Item 2. -       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                                   9-10



Signatures                                                                                                               11






* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   December 31, 1999              September 30, 2000
                                                                                         (Note)                       (Unaudited)
           ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
       Land                                                                           $ 36,130,456                   $ 76,097,456
       Buildings                                                                        76,917,819                    214,361,214
                                                                                      ------------                   ------------
                                                                                       113,048,275                    290,458,670
       Accumulated depreciation                                                          1,152,595                      3,878,726
                                                                                      ------------                   ------------
                                                                                       111,895,680                    286,579,944
   Net investment in direct financing leases                                            27,161,841                     63,174,347
   Real estate under construction leased to others                                      45,775,407                     30,444,744
                                                                                      ------------                   ------------
       Real estate leased to others                                                    184,832,928                    380,199,035
Equity investments                                                                      50,344,119                     51,582,496
Cash and cash equivalents                                                               91,420,457                     25,169,396
Other assets                                                                             4,465,449                      9,053,232
                                                                                      ------------                   ------------
           Total assets                                                               $331,062,953                   $466,004,159
                                                                                      ============                   ============
           LIABILITIES:
Limited recourse mortgage notes payable                                               $ 49,517,692                   $110,643,205
Accrued interest                                                                           292,118                        670,052
Accounts payable to affiliates                                                           2,046,441                      3,247,360
Accounts payable and accrued expenses                                                      265,889                        931,653
Prepaid rental income and security deposits                                              1,324,379                      2,355,252
Deferred acquisition fees payable to affiliate                                           5,905,602                      9,816,751
Dividends payable                                                                        4,515,213                      6,227,565
Escrow funds                                                                             1,105,530                        321,646
                                                                                      ------------                   ------------
           Total liabilities                                                            64,972,864                    134,213,484
                                                                                      ------------                   ------------
Minority interest                                                                        8,212,097                      4,635,466
                                                                                      ============                   ============
Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding, 29,460,594 and 38,020,823 shares at
    December 31, 1999 and September 30, 2000                                                29,460                         38,021
Additional paid-in capital                                                             265,487,028                    339,541,616
Distributions in excess of accumulated earnings                                         (6,896,632)                   (11,412,581)
                                                                                      ------------                   ------------
                                                                                       258,619,856                    328,167,056

Less common stock in treasury at cost, 79,839 and 109,663 shares at
    December 31, 1999 and September 30, 2000                                              (741,864)                    (1,011,847)
                                                                                      ------------                   ------------
           Total shareholders' equity                                                  257,877,992                    327,155,209
                                                                                      ------------                   ------------
           Total liabilities and shareholders' equity                                 $331,062,953                   $466,004,159
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

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS of INCOME
                                   (UNAUDITED)



                                                        Three Months Ended September 30,          Nine Months Ended September 30,
                                                        1999                    2000               1999                     2000
                                                        ----                    ----               ----                     ----
Revenues:
    Rental income                                     $1,370,704             $6,474,563         $3,616,244               $13,935,772
    Interest income from direct financing
      leases                                             132,158              1,086,369            132,158                 2,407,619
    Other interest income                                638,180              1,615,054          1,182,155                 5,251,615
                                                      ----------             ----------         ----------               -----------
                                                       2,141,042              9,175,986          4,930,557                21,595,006
                                                      ----------             ----------         ----------               -----------
Expenses
    Interest                                             485,189              1,797,411            643,395                 3,818,973
    Depreciation and amortization                        245,130              1,232,838            590,329                 2,765,413
    General and administrative                           371,339                710,937            818,863                 1,851,366
    Property expenses                                    407,931              1,187,994          1,006,674                 2,750,878
                                                      ----------             ----------         ----------               -----------
                                                       1,509,589              4,929,180          3,059,261                11,186,630
                                                      ----------             ----------         ----------               -----------
        Income before minority interest in
            loss and income from equity
            investments                                  631,453              4,246,806          1,871,296                10,408,376

    Minority interest in loss                             70,414                 28,790             70,414                    37,494
                                                      ----------             ----------         ----------               -----------
        Income before income from equity
            investments                                  701,867              4,275,596          1,941,710                10,445,870

    Income from equity investments                     1,188,318                747,369          2,134,174                 2,248,913
                                                      ----------             ----------         ----------               -----------
        Net income                                    $1,890,185             $5,022,965         $4,075,884               $12,694,783
                                                      ==========             ==========         ==========               ===========
Basic and diluted earnings per share                      $.08                   $.13                $.24                     $.37
                                                      ==========             ==========         ==========               ===========

Weighted average shares outstanding- basic
    and diluted                                       23,086,738             37,188,616         17,293,269                34,154,676
                                                      ==========             ==========         ==========               ===========











   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                                            Nine Months Ended September 30,
                                                                                        1999                             2000
                                                                                   ------------                      -----------
Cash flows from operating activities:
   Net income                                                                      $  4,075,884                      $12,694,783
   Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation and amortization                                                    590,329                        2,765,413
       Straight-line rent adjustments and other noncash rent adjustments               (137,388)                        (232,502)
       Minority interest in loss                                                        (70,414)                         (37,494)
       Provision for uncollected rent                                                         -                          121,500
       Change in operating assets and liabilities, net                                1,259,742                         (925,015)
                                                                                   ------------                      -----------
          Net cash provided by operating activities                                   5,718,153                       14,386,685
                                                                                   ------------                      -----------
Cash flows from investing activities:
   Acquisitions of real estate and equity investments
       and other capitalized costs                                                (100,080,816)                     (186,895,223)
   Funds released from escrow                                                                 -                       10,488,450
   Payment of deferred acquisition fees                                                       -                         (268,911)
   Equity distributions received in excess of
       equity income                                                                    902,906                          191,423
                                                                                   ------------                      -----------
          Net cash used in investing activities                                     (99,177,910)                    (176,484,261)
                                                                                   ------------                      -----------
Cash flows from financing activities:
   Proceeds from sale of stock, net of costs                                        133,745,467                       74,063,149
   Dividends paid                                                                    (6,018,880)                     (15,498,380)
   Proceeds from mortgages                                                           48,411,028                       41,822,601
   Payment of mortgage principal                                                        (34,331)                        (395,249)
   Distributions paid to minority interest partner                                            -                       (4,990,406)
   Contributions from minority interest partner                                       6,996,254                        1,451,269
   Deferred financing costs and mortgage deposits                                      (508,621)                        (336,486)
   Purchase of treasury stock                                                          (196,265)                        (269,983)
                                                                                   ------------                      -----------
          Net cash provided by financing activities                                 182,394,652                       95,846,515
                                                                                   ------------                      -----------
          Net change in cash and cash equivalents                                    88,934,895                      (66,251,061)

Cash and cash equivalents, beginning of period                                       26,747,058                       91,420,457
                                                                                   ------------                      -----------
     Cash and cash equivalents, end of period                                      $115,681,953                      $25,169,396
                                                                                   ============                      ===========

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

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5. Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine-month periods ended September 30, 1999 and 2000 are as follows:

                                                                                     1999                             2000
                                                                                     ----                             ----
   Per Statements of Income:
        Rental income                                                             $3,616,244                       $13,935,772
        Interest income from direct financing leases                                 132,158                         2,407,619
   Adjustment:
        Share of leasing revenues applicable to
            minority interests                                                        (9,495)                       (1,010,802)
        Share of leasing revenues from equity investments                          5,061,176                         7,448,628
                                                                                  ----------                       -----------
                                                                                  $8,800,083                       $22,781,217
                                                                                  ==========                       ===========

For the nine-month periods ended September 30, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:

                                                             1999              %                        2000                %
                                                             ----              --                       ----               --
Advanced Micro Devices, Inc. (a)                          $2,286,375           26%                   $2,286,375            10%
Applied Materials, Inc. (a)                                  957,564           11                     2,167,176            10
Atrium Companies, Inc.                                             -            -                     1,699,583             7
Amerix Corporation                                                 -            -                     1,648,106             7
Ameriserve Food Distribution, Inc. (b)                        14,242            -                     1,516,204             7
Best Buy Co., Inc.                                         1,476,659           17                     1,491,495             7
Stellex Technologies, Inc.                                         -            -                     1,406,547             6
Checkfree Holdings Corporation, Inc. (a)                     416,702            5                     1,163,546             5
Metagenics, Inc.                                             107,489            1                     1,008,093             4
Compucom Systems, Inc. (a)                                   656,047            7                       978,500             4
Production Resource Group LLC                                444,422            5                       957,938             4
APW North America Inc.                                             -            -                       886,377             4
Intesys Technologies, Inc. (a)                               744,488            8                       853,031             4
Galyan's Trading Company                                           -            -                       729,328             3
Builders' Supply and Lumber Co., Inc.                              -            -                       609,362             3
Burlington Motor Carrier, Inc.                               594,000            7                       594,000             3
Scott Companies, Inc.                                        132,158            2                       510,750             2
The Benjamin Ansehl Company                                  487,312            6                       487,312             2
Contraves Brashear Systems L.P.                              482,625            5                       482,625             2
West Union Corporation                                             -            -                       480,574             2
Consolidated Theaters Holding, G.P.                                -            -                       279,344             1
Fitness Holdings                                                   -            -                       227,729             1
International Garden Products, Inc.                                -            -                       128,630             1
Advance Paradigm, Inc.                                             -            -                       117,808             1
Lennar Corporation                                                 -            -                        42,192             -
Buffets, Inc.                                                      -            -                        15,206             -
Transcore Holdings Inc.                                            -            -                         9,949             -
Earle M. Jorgensen Company                                         -            -                         3,437             -
                                                          ----------          ---                   -----------           ---
                                                          $8,800,083          100%                  $22,781,217           100%
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

(In thousands)                                                                     December 31, 1999             September 30, 2000
                                                                                   -----------------             ------------------
  Assets (primarily real estate)                                                        $260,115                       $264,326
  Liabilities (primarily mortgage notes payable)                                         169,286                        171,331
  Partners' and members' equity                                                           90,829                         92,995


                                                                                      Nine Months Ended September 30,
                                                                                  1999                              2000
                                                                                --------                           --------
  Revenues (primarily rental revenues)                                          $ 15,306                           $ 20,416
  Expenses (primarily interest on mortgage and depreciation)                       8,982                             13,574
                                                                                --------                           --------
  Net income                                                                    $  6,324                           $  6,842
                                                                                ========                           ========

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

RESULTS OF OPERATIONS:

Since September 30, 1999, CPA(R):14's asset base has increased substantially from $298,658,000 to $466,004,000; therefore, the results of operations for the nine-month periods ended September 30, 1999 and 2000 are not fully comparable as they reflect primarily the effects of the increase in the asset base. Net income for the three-month and nine-month periods ended September 30, 2000 was $5,023,000 and $12,695,000, respectively, and $1,890,000 and $4,076,000 for the three and nine-month periods ended September 30, 1999. Because of the funds raised in its continuing offering, cash balances have remained high, and at times have exceeded $100,000,000. As a result, other interest income has increased substantially and remains a significant component of overall revenues. CPA(R):14's objective is to invest these proceeds in additional real estate investments. As CPA(R):14 becomes more fully invested, other interest income will be a much less significant component of overall revenues, and lease revenues (rental income and interest income from direct financing leases) are expected to represent substantially all revenues. After CPA(R):14 has fully invested the proceeds of its offerings, it will generally hold substantially lower cash balances but will continue to earn interest income from investing such cash in money market instruments. CPA(R):14's increased asset base has resulted in increases in depreciation, property and general administrative expenses, with interest expense increasing as new limited recourse mortgage debt is obtained.

Financial Condition:

CPA(R):14 continues to invest its net offering proceeds and proceeds from limited recourse mortgage financing in properties subject to long-term net leases with corporate tenants on a single tenant basis, thereby expanding and diversifying its portfolio of commercial and industrial real estate. Under a net lease, a tenant is generally required to pay all expenses related to the leased property for real estate taxes, property maintenance and insurance costs. The net lease, therefore, limits CPA(R):14 to the effects of inflation on these property costs, which are borne by the lessor when net lease provisions are not included. CPA(R):14's leases, which generally have initial lease terms of 15 to 20 years and provide the lessee with options for renewal terms, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of September 30, 2000, CPA(R):14 has raised $265,000,000, net of costs, from its first offering and $74,228,000 from its current offering. Since September 30, 2000, an additional $31,543,000 of capital has been raised through the issuance of shares. During the nine-months ended September 30, 2000, CPA(R):14 has used approximately $186,895,000 to purchase real estate interests in net leases. In connection with this acquisition activity, CPA(R):14 has obtained $41,823,000 of limited recourse mortgage financing. As of October 31, 2000, CPA(R):14 has approximately $32,985,000 of cash available for investment. Remaining costs to complete currently committed build-to-suit projects are estimated to be $21,647,000. CPA(R):14's build-to-suit commitments usually require the lessee to fund any cost overruns.

CPA(R):14's objective is to use the cash flow from its net leases and equity investments to pay quarterly dividends at an increasing rate and meet its debt service installment obligations on limited recourse mortgage debt. For the nine-months ended September 30, 2000, cash flow from operations of $14,387,000 was not sufficient to pay quarterly dividends of $15,498,000 and scheduled mortgage principal payment installments of $395,000. During September 2000, the Company acquired $80,628,000 of net lease real estate which will provide annual cash flow (rents less mortgage debt service) of $7,775,000. CPA(R):14 expects cash flow from operations to increase substantially as cash is used to complete build-to-suit projects and purchase additional real estate. Solely as a result of substantial completion of build-to-suit

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - Management's Discussion and Analyis of
                 Financial Condition and Results of Operations,
                                    continued

projects during the quarter ended September 30, 2000 leased to Fitness Holdings, Inc., Consolidated Theaters Holding, G.P., Builders' Supply and Lumber Co., Inc. and Atrium Companies, Inc., annual cash flow will increase $2,447,000. This added expected cash flow, combined with the recently completed transactions, will significantly reduce or eliminate the deficit between cash flow from operations and dividend and mortgage debt service commitments in the near future. Since September 30, 2000, CPA(R):14 has purchased three properties for $25,811,000. Net of debt service on the $13,416,000 of limited recourse financing obtained in connection with the purchase of two of these properties, the three properties purchased subsequent to September 30, 2000 should provide annual cash flow of $1,331,000.

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

                                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                                     AND SUBSIDIARIES




           4/02/01                  By:      /s/ John J. Park
           ---------                         -----------------------------------
             Date                                John J. Park
                                                   Executive Vice President,
                                                   Treasurer and Chief Financial
                                                   Officer
                                                   (Principal Financial Officer)



           4/02/01                  By:      /s/ Claude Fernandez
           --------                          -----------------------------------
             Date                                Claude Fernandez
                                                   Executive Vice President and
                                                   Chief Administrative Officer