Form 10-Q
period 2001-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2001-05-14
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2001
                                       of

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


CPA(R):14 HAS NO SECURITIES registered on any exchanges.


CPA(R):14 does not have any Securities registered pursuant to Section 12(b) of the Act.


CPA(R):14 (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


CPA(R):14 has no active market for common stock at May 11, 2001.


CPA(R):14 has 47,210,453 shares of common stock, $.001 Par Value outstanding at May 11, 2001.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED







                                      INDEX



                                                                                                    Page No.
                                                                                                    --------
PART I
------

Item 1.  -     Financial Information*

               Condensed Consolidated Balance Sheets, December 31, 2000
               and March 31, 2001                                                                        2

               Condensed Consolidated Statements of Income for the three months
               ended March 31, 2000 and 2001                                                             3

               Condensed Consolidated Statements of Comprehensive Income for the
               three months ended March 31, 2000 and 2001                                                3

               Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2000 and 2001                                                             4

               Notes to Condensed Consolidated Financial Statements                                    5-8



Item 2.  -     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    9-10



PART II  -     Other Information
-------

Item 3.  -     Quantitative and Qualitative Disclosures About Market Risk                               11


Item 4.  -     Submission of Matters to a Vote of Security Holders                                      11


Item 6.  -     Exhibits and Reports on Form 8-K                                                         11


Signatures                                                                                              12





* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31, 2000      March 31, 2001
                                                                    -----------------      --------------
                                                                         (Note)              (Unaudited)

         ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
      Land                                                            $  89,473,796        $  95,540,796
      Buildings                                                         349,961,295          383,318,134
                                                                      -------------        -------------
                                                                        439,435,091          478,858,930
      Accumulated depreciation                                           (5,445,242)          (8,034,221)
                                                                      -------------        -------------
                                                                        433,989,849          470,824,709
   Net investment in direct financing leases                             67,575,059           76,072,380
   Real estate under construction leased to others                       37,873,678           50,284,420
                                                                      -------------        -------------
      Real estate leased to others                                      539,438,586          597,181,509
Equity investments                                                       50,780,516           35,492,281
Cash and cash equivalents                                                35,547,125           47,078,527
Other assets                                                             19,995,279           27,484,672
                                                                      -------------        -------------
         Total assets                                                 $ 645,761,506        $ 707,236,989
                                                                      =============        =============

         LIABILITIES, MINORITY INTEREST
            AND SHAREHOLDERS' EQUITY::

Liabilities:
Limited recourse mortgage notes payable                               $ 218,111,151        $ 248,490,466
Accrued interest                                                            799,229            1,467,656
Accounts payable to affiliates                                            4,139,284            4,265,863
Accounts payable and accrued expenses                                     1,366,607            1,611,890
Prepaid rental income and security deposits                               4,365,919            7,792,728
Deferred acquisition fees payable to affiliate                           12,829,308           12,933,063
Dividends payable                                                         6,914,692            7,641,928
Other                                                                       731,646              624,234
                                                                      -------------        -------------
         Total liabilities                                              249,257,836          284,827,828
                                                                      -------------        -------------

Minority interest                                                        20,642,364           21,604,487
                                                                      -------------        -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares;
    issued and outstanding, 43,081,544 and 46,204,994 shares at
    December 31, 2000 and March 31, 2001                                     43,081               46,205
Additional paid-in capital                                              386,341,749          413,917,519
Distributions in excess of accumulated earnings                          (9,185,865)         (11,368,267)
Accumulated other comprehensive loss                                            -               (199,807)
                                                                      -------------        -------------
                                                                        377,198,965          402,395,650

Less common stock in treasury at cost, 146,687 and 175,473
    shares at December 31, 2000 and March 31, 2001                       (1,337,659)          (1,590,976)
                                                                      -------------        -------------
         Total shareholders' equity                                     375,861,306          400,804,674
                                                                      -------------        -------------
         Total liabilities, minority interest and
             shareholders' equity                                     $ 645,761,506        $ 707,236,989
                                                                      =============        =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                   CONDENSED CONSOLIDATED STATEMENTS of INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                      2000                2001
                                                                      ----                ----

Revenues:
   Rental income                                                  $  3,097,688        $10,968,462
   Interest income from direct financing leases                        689,000          2,058,665
   Interest and other income                                         1,851,066            620,187
                                                                  ------------        -----------
                                                                     5,637,754         13,647,314
                                                                  ------------        -----------

Expenses
   Interest                                                            927,402          3,948,052
   Depreciation and amortization                                       621,696          2,652,473
   General and administrative                                          438,352            770,112
   Property expenses                                                   661,367          1,717,211
                                                                  ------------        -----------
                                                                     2,648,817          9,087,848
                                                                  ------------        -----------

       Income before minority interest in (income) loss and
          income from equity investments                             2,988,937          4,559,466

   Minority interest in (income) loss                                 (138,062)             5,453
                                                                  ------------        -----------

       Income before income from equity investments                  2,850,875          4,564,919

   Income from equity investments                                      743,862            894,607
                                                                  ------------        -----------

       Net income                                                 $  3,594,737        $ 5,459,526
                                                                  ============        ===========

Basic and diluted earnings per share                                    $  .12             $  .13
                                                                        ======             ======

Weighted average shares outstanding- basic and diluted              30,770,527         43,664,027
                                                                  ============        ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                      2000                2001
                                                                      ----                ----

Net income                                                         $ 3,594,737        $ 5,459,526
                                                                   -----------        -----------

Other comprehensive loss:
   Change in foreign currency translation adjustment                       -             (199,807)
                                                                   -----------        -----------
                                                                           -             (199,807)
                                                                   -----------        -----------

   Comprehensive income                                            $ 3,594,737        $ 5,259,719
                                                                   ===========        ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                         2000                 2001
                                                                                         ----                 ----

Cash flows from operating activities:
  Net income                                                                         $   3,594,737        $  5,459,526
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        621,696           2,652,473
      Straight-line rent adjustments                                                      (359,208)           (639,602)
      Income from equity investments in excess of distributions received                  (113,617)                -
      Minority interest in income (loss)                                                   138,062              (5,453)
      Provision for uncollected rent                                                        28,400             198,112
      Funds released from escrow                                                               -             4,568,303
      Change in operating assets and liabilities, net                                      623,644           1,924,105
                                                                                     -------------        ------------

         Net cash provided by operating activities                                       4,533,714          14,157,464
                                                                                     -------------        ------------

Cash flows from investing activities:
  Acquisitions of real estate and equity investments and other
      capitalized costs                                                                (40,147,362)        (57,942,759)
  Funds released from (deposited in) escrow for construction                            10,488,450          (8,000,000)
  Payment of deferred acquisition fees                                                         -              (722,306)
  Capital distributions from equity investment                                                 -            15,003,000
  Equity distributions received in excess of equity income                                     -               300,279
                                                                                     -------------        ------------

         Net cash used in investing activities                                         (29,658,912)        (51,361,786)
                                                                                     -------------        ------------

Cash flows from financing activities:
  Proceeds from sale of stock, net of costs                                             29,428,254          27,578,894
  Dividends paid                                                                        (4,515,213)         (6,914,692)
  Proceeds from mortgages                                                               30,302,413          33,686,402
  Payment of mortgage principal                                                           (106,352)           (508,425)
  Prepayment of mortgage payable                                                               -            (4,568,303)
  Distributions paid to minority interest partner                                       (3,515,369)           (413,332)
  Contributions from minority interest partner                                                 -             1,380,908
  Payments of financing costs and mortgage deposits                                       (220,900)         (1,252,411)
  Purchase of treasury stock                                                              (140,482)           (253,317)
                                                                                     -------------        ------------

         Net cash provided by financing activities                                      51,232,351          48,735,724
                                                                                     -------------        ------------

         Net increase in cash and cash equivalents                                      26,107,153          11,531,402

Cash and cash equivalents, beginning of period                                          91,420,457          35,547,125
                                                                                     -------------        ------------

     Cash and cash equivalents, end of period                                        $ 117,527,610        $ 47,078,527
                                                                                     =============        ============

Noncash investing and financing activities:
     In connection with the acquisition of properties during the three months ended March 31, 2001, the Company assumed mortgage obligations of
         $2,075,541

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 14 Incorporated and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.       Organization and Offering:

An initial offering of the Company's shares which commenced on November 10, 1997 concluded on November 10, 1999, at which time the Company had issued an aggregate of 29,440,594 shares ($294,405,940). On November 17, 1999, the Company commenced an offering for a maximum of an additional 40,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis at a price of $10 per share. As of March 31, 2001, the Company has issued 16,744,400 shares ($167,444,000) from the second offering. An additional 1,180,932 shares ($11,809,320) were issued on April 30, 2001.

Note 3.       Transactions with Related Parties:

The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Company's advisory agreement. Asset management fees for the three-month periods ended March 31, 2000 and 2001 were $308,089 and $653,298, respectively, with performance fees in like amount, and general and administrative reimbursements were $197,244 and $218,551, respectively. Unpaid performance fees have been accrued and are included in accounts payable to affiliates in the accompanying condensed consolidated financial statements.

Note 4.       Commitments and Contingencies:

The Company is liable for certain expenses of the offering which are being deducted from the gross proceeds of the offering up to a maximum of $16,000,000 assuming the sale of 40,000,000 shares. The Company is also liable for selling commissions of up to $0.60 (6%) per share sold except for any shares sold to the Advisor, its affiliates, the selected dealers or any of their employees for their own accounts. The Company is reimbursing Carey Financial Corporation for expenses and for the costs of sales and wholesaling services. To the extent, if any, that all organization and offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the offering, such excess will be paid by the Advisor.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Note 5.       Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month periods ended March 31, 2000 and 2001 are as follows:

                                                                          2000                 2001
                                                                          ----                 ----
Per Statements of Income:
     Rental income                                                    $  3,097,688        $ 10,968,462
     Interest income from direct financing leases                          689,000           2,058,665
Adjustment:
     Share of leasing revenues applicable to minority interests           (165,238)         (1,008,506)
     Share of leasing revenues from equity investments                   2,411,349           2,640,264
                                                                      ------------        ------------
                                                                      $  6,032,799        $ 14,658,885
                                                                      ============        ============

For the three-month periods ended March 31, 2000 and 2001, the Company earned its net lease revenues from its investments as follows:

                                                  2000            %            2001           %
                                                  ----                         ----
Advance Paradigm, Inc.                                -           -        $ 1,075,000         7%
Federal Express Corporation (a)                       -           -            964,514         7
Galyan's Trading Company                              -           -            952,697         6
Advanced Micro Devices, Inc. (b)               $  762,125        13%           762,125         5
Applied Materials, Inc. (b)                       718,173        12            745,601         5
Atrium Companies, Inc.                            518,750         9            742,445         5
APW North America Inc.                                -           -            656,837         4
Institutional Jobbers Company                         -           -            567,681         4
Amerix Corporation                                549,369         9            549,369         4
Buffets, Inc.                                         -           -            532,864         4
Checkfree Holdings Corporation, Inc. (b)          320,540         5            522,027         4
McLane Company, Inc. (c)                          247,856         4            505,319         3
Best Buy Co., Inc.                                486,655         8            474,910         3
Stellex Technologies, Inc.                        161,718         3            470,734         3
Consolidated Theaters Holding, G.P.                   -           -            420,980         3
Barjan Products LLC                                   -           -            355,037         2
Metagenics, Inc.                                  325,338         5            337,109         2
Compucom Systems, Inc. (b)                        326,167         5            326,167         2
Production Resource Group LLC                     319,313         5            319,313         2
The Bon-Ton Stores, Inc.                              -           -            314,813         2
Intesys Technologies, Inc. (b)                    284,344         5            284,344         2
Simpson Industries, Inc.                              -           -            271,216         2
Builders' Supply and Lumber Co., Inc.             190,000         3            249,043         2
Towne Holdings, Inc.                                  -           -            208,750         2
Burlington Motor Carrier, Inc.                    198,000         3            208,335         2
Other                                             624,451        11          1,841,655        13
                                               ----------       ---        -----------       ---
                                               $6,032,799       100%       $14,658,885       100%
                                               ==========       ===        ===========       ===

(a)  Net of W.P. Carey & Co., LLC's minority interest.
(b) Represents the Company's proportionate share of lease revenues from its equity investments
(c) Net of Corporate Property Associates 12 Incorporated's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Note 6.       Equity Investments:

The Company holds interests in five limited liability companies in which its ownership interest is 50% or less. All of the underlying investments were formed and are owned with affiliates that have similar investment objectives as the Company. The Company owns a 33.33% interest in properties net leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. and 50% interests in properties net leased to Intesys Technologies, Inc. and CheckFree Holdings Corporation. The Company owns an interest in a limited liability company that net leases a property to Etec Systems, Inc. ("Etec"), a wholly-owned subsidiary of Applied Materials, Inc. Corporate Property Associates 12 Incorporated, an affiliate, owns all remaining interests in the Etec property. Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                                  December 31, 2000   March 31, 2001
                                                                -----------------   --------------

Assets (primarily real estate)                                       $261,776          $260,308
Liabilities (primarily mortgage notes payable)                        169,678           168,779
                                                                     --------          --------
Partners' and members' equity                                        $ 92,098          $ 91,529
                                                                     ========          ========

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       2000              2001
                                                                       ----              ----

Revenues (primarily rental revenues)                                 $  6,658          $  7,141
Expenses (primarily interest on mortgage and depreciation)              4,329             4,593
                                                                     --------          --------
Net income                                                           $  2,329          $  2,548
                                                                     ========          ========

Note 7.       Acquisitions of Real Estate:

A. On January 9, 2001, the Company purchased a property in Doncaster, South Yorkshire, United Kingdom for a purchase price of approximately $8,702,000 (based on the exchange rate for the British Pound on the date of acquisition) and entered into a net lease with BLP UK Limited. The lease obligations of BLP UK Limited are guaranteed by BLP Group PLC, ("BLP Group"). In connection with the purchase, the Company obtained $5,690,000 of limited recourse mortgage financing.

     The BLP Group lease has a thirty year term, with annual rent of approximately $868,000 with stated rent increases of 9.27% every three years. BLP Group may exercise a purchase option, exercisable every five years, to purchase the property at the greater of (i) approximately $8,756,000 plus any prepayment charge on the mortgage loan or (ii) fair market value, as defined.

     The $5,690,000 loan (based on the exchange rate for the British Pound on the date of the acquisition) is collateralized by the BLP Group property and a lease assignment and provides for a twenty year loan term with quarterly principal and interest payments at a variable annual interest rate based on the London Interbank Offering Rate plus 1% with quarterly principal payments. Annual principal payments will increase over the term of the loan with principal payments initially of $14,224 increasing annually to $54,651 in the twentieth year. A balloon payment of approximately $3,261,000 will be due in January 2021.

B. On March 19, 2001, the Company and the Mathews Company ("Mathews"), an unaffiliated third party, entered into two partnerships which purchased five properties in Nashville, Tennessee; Elgin, Illinois and Bozeman, Montana for $22,226,671 and entered into net leases with Gibson Guitar Corp. ("Gibson Guitar"). The Gibson Guitar leases have an initial term of 20 years followed by two ten-year renewal terms. Combined annual rent is $2,087,400 with rent increases every two years based on increases in the Consumer Price Index ("CPI").

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

     The joint venture agreement provides that the cash flow from the Gibson Guitar properties be distributed to the joint venture partners as follows:
     (i) a fixed annual payment of $66,667 to the Company, (ii) a preferred return of 12.5% to each partner based on its equity contribution and (iii) any remaining cash flow distributed 82.5% and 17.5% to the Company and Mathews, respectively.

     In connection with the acquisition, the Company assumed a limited recourse mortgage loan obligation collateralized by two of the Nashville properties of $2,075,541 with monthly payments of principal and interest of $16,061 at an annual interest rate of 7.57% with a balloon payment scheduled in May 2008.

C. On March 28, 2001, the Company purchased a property in Duluth, Georgia for $13,612,565, of which $7,900,000 was financed with a limited recourse mortgage loan, and entered into a net lease with Nexpak Corporation ("Nexpak"). The lease provides for an initial annual rent of $1,313,000 with increases every three years based on a formula indexed to the CPI. The lease has an initial term of 20 years with two ten-year renewal terms.

     The limited recourse mortgage loan is collateralized by a deed of trust on the property and a lease assignment. The loan provides for monthly payments of principal and interest of $54,321 and provides for an annual rate of 7.33% and a 30-year amortization schedule. The loan matures on April 1, 2011, at which time a balloon payment is scheduled.

Note 8.  Subsequent Events:

On April 30, 2001, the Company purchased four properties located in Florence, Kentucky; Chelmsford, Massachusetts; Lancaster, Texas and City of Industry, California for $17,801,047, and entered into a net lease with Waddington North America, Inc. The lease provides for an initial annual rent of $1,810,500 with increases every three years based on a formula indexed to the CPI, capped at 9.27%. The lease has an initial term of 20 years, with two ten-year renewal terms.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with CPA(R):14's condensed consolidated financial statements and notes thereto as of March 31, 2001 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or the objectives and plans of CPA(R):14 will be achieved.

RESULTS OF OPERATIONS:

Since March 31, 2000, the Company has entered into nineteen new leases and five build-to-suit projects which had been under construction and have subsequently been completed and placed into service. As a result, CPA(R):14's asset base has increased from $387,729,000 to $707,237,000 since March 31, 2000. Accordingly, the results of operations for the quarters ended March 31, 2000 and 2001 reflect this increase. Net income for the three-month periods ended March 31, 2000 and 2001 was $3,595,000 and $5,460,000, respectively. Lease revenues (rental income and interest income from direct financing leases) for the similar three-month periods increased from $3,787,000 to $13,027,000, with substantially all of the increase due to the new leases and completion of the build-to-suit projects. Since March 31, 2000, the Company has obtained thirteen limited recourse mortgage loans totaling $154,040,000, resulting in a substantial increase in interest expense. The use of limited recourse mortgage financing allows CPA(R):14 to further diversify its asset base. Increases in depreciation and amortization and general and administrative and property expenses were due to the increase in CPA(R):14's asset base.

FINANCIAL CONDITION:

CPA(R):14's objective is to use the cash flow from its net leases and equity investments to pay quarterly dividends at an increasing rate and meet its debt service installment obligations on limited recourse mortgage debt. For the quarter ended March 31, 2001, cash flow from operations of $14,157,000 was sufficient to pay quarterly dividends of $6,915,000, scheduled mortgage principal payment installments of $508,000 and distributions to minority partners of $413,000. Cash flows from operations included $4,568,000 from the release of escrow funds, a non-recurring event. These funds were assigned to the mortgage lender in connection with a bankruptcy settlement in 2000 with Ameriserve Food Distribution, Inc. The released funds were applied to the loan balance during the first quarter. An additional $4,325,000 remains in escrow and will be released and applied to the Ameriserve loan balance on two properties, including a vacant property in Grand Rapids, Michigan, when the Grand Rapids property is re-leased.

CPA(R):14 has continued to expand its portfolio by investing its net offering and limited recourse mortgage financing proceeds in properties subject to long-term net leases with corporate tenants on a single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property for real estate taxes, property maintenance and insurance costs. The net lease, therefore, limits the impact on CPA(R):14 of the effects of inflation on these property costs, which are borne by the lessor when net lease provisions are not included. CPA(R):14's leases, which generally have initial lease terms of 10 to 20 years and provide the lessee with options for renewal terms, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of March 31, 2001, CPA(R):14 has raised $413,724,000, net of costs, through its public offerings of common stock. Since March 31, 2001, CPA(R):14 has raised an additional $11,809,000 of equity.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


During the three months ended March 31, 2001, CPA(R):14's investing activity included using $57,943,000 to fund build-to-suit projects and purchase new properties. The leases on newly-acquired properties with Gibson Guitars Corp., BLP Group plc and Nexpak Corporation will provide annual rents of $4,268,000. CPA(R):14 received a distribution of $15,003,000 from its equity investment in the Applied Materials, Inc. property representing the return of amounts it had advanced during the construction period. Remaining costs to complete on seven build-to-suit projects and expansions are estimated to be $10,166,000.

In addition to paying dividends to shareholders, distributions to minority interests and meeting scheduled debt service installment obligations, CPA(R):14's financing activities included raising $27,579,000 from the issuance of shares, obtaining new limited recourse mortgage financing of $33,686,000 and using the funds released from escrow of $4,568,000 to partially prepay a mortgage loan.

CPA(R):14 is actively remarketing its two vacant properties, a property in Grand Rapids, Michigan and a property in Overland, Missouri which had been leased to Ameriserve and The Benjamin Ansehl Company, respectively. Benjamin Ansehl is in the process of liquidating its assets. As a result, CPA(R):14 did not record revenue from this lease for financial reporting purposes during the quarter ended March 31, 2001. CPA(R):14 anticipates that the lease will be terminated in connection with Benjamin Ansehl's petition of bankruptcy.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                                     PART II


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $229,968,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of March 31, 2001 ranged from 6.48% to 8.0625%. There has been no material change since December 31, 2000.

(in thousands)
                        2001          2002          2003          2004          2005        Thereafter        Total      Fair Value
                        ----          ----          ----          ----          ----        ----------        -----      ----------

Fixed rate             $1,986        $2,421        $2,650        $2,842        $3,112        $216,957        $229,968     $231,498
Average interest
   rate                 8.06%         8.06%         8.06%         8.06%         8.07%           8.09%
Variable rate          $3,922        $  176        $  191        $  208        $  219        $ 13,806        $ 18,522     $ 18,522



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2001, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)    Exhibits:
                Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows as of March 31, 2001:

                  Shares registered:                                                          40,000,000

                  Aggregate price of offering amount registered:                            $400,000,000

                  Shares sold:                                                                16,744,400

                  Aggregated offering price of amount sold:                                 $167,444,000

                  Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                     owning ten percent or more of any class of equity
                     securities of the issuer and to affiliates of the issuer:                $2,280,975

                  Direct or indirect payments to others:                                     $16,639,196

                  Net offering proceeds to the issuer after deducting expenses:             $148,523,829

                  Purchases of real estate:                                                 $116,876,052

                  Working capital reserves:                                                   $1,674,440

                  Temporary investments in cash and cash equivalents:                        $29,973,337

         (b)    Reports on Form 8-K:

                During the quarter ended March 31, 2001, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED




                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                               AND SUBSIDIARIES




      5/11/01                 By:   /s/ John J. Park
   -------------                   ----------------------------------------
       Date                             John J. Park
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



      5/11/01                 By:   /s/ Claude Fernandez
   -------------                   ----------------------------------------
       Date                             Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer