Form 10-Q
period 2001-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2001-08-10
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2001
                                       of

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

CPA(R):14 has no active market for common stock at August 9, 2001.

CPA(R):14 has 52,779,007 shares of common stock, $.001 Par Value outstanding at August 9, 2001.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
 PART I

Item 1. -      Financial Information*

               Condensed Consolidated Balance Sheets, December 31, 2000
               and June 30, 2001                                                                         2

               Condensed Consolidated Statements of Income for the three and six
               months ended June 30, 2000 and 2001                                                       3

               Condensed Consolidated Statements of Comprehensive Income for the

               three and six months ended June 30, 2000 and 2001                                         3

               Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2000 and 2001                                                              4

               Notes to Condensed Consolidated Financial Statements                                    5-8


 Item 2. -     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    9-10



 PART II -     Other Information

 Item 3. -     Quantitative and Qualitative Disclosures About Market Risk                               11


 Item 4. -     Submission of Matters to a Vote of Security Holders                                      11


 Item 6. -     Exhibits and Reports on Form 8-K                                                         11

 Signatures                                                                                             12


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           December 31, 2000              June 30, 2001
                                                                           -----------------              -------------
                                                                                 (Note)                    (Unaudited)
         ASSETS:
Real estate leased to others:
   Accounted for under the operating method:
      Land                                                                    $ 89,473,796                 $110,696,802
      Buildings                                                                349,961,295                  440,756,463
                                                                              ------------                 ------------
                                                                               439,435,091                  551,453,265
      Accumulated depreciation                                                  (5,445,242)                 (10,597,660)
                                                                              ------------                 ------------
                                                                               433,989,849                  540,855,605
   Net investment in direct financing leases                                    67,575,059                   76,159,370
   Real estate under construction leased to others                              37,873,678                   36,833,753
                                                                              ------------                 ------------
      Real estate leased to others                                             539,438,586                  653,848,728
Assets held for sale                                                                     -                    2,978,279
Equity investments                                                              50,780,516                   35,023,503
Cash and cash equivalents                                                       35,547,125                   60,198,363
Deposit and escrow accounts                                                     12,832,820                   20,428,665
Other assets                                                                     7,162,459                    9,907,680
                                                                              ------------                 ------------
       Total assets                                                           $645,761,506                 $782,385,218
                                                                              ============                 ============

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                       $218,111,151                 $282,205,143
Accrued interest                                                                   799,229                    1,447,432
Accounts payable to affiliates                                                   4,139,284                    2,848,501
Accounts payable and accrued expenses                                            1,366,607                    1,613,797
Prepaid rental income and security deposits                                      4,365,919                    8,128,830
Deferred acquisition fees payable to affiliate                                  12,829,308                   14,088,781
Dividends payable                                                                6,914,692                    8,535,348
Escrow deposits                                                                    731,646                      624,235
                                                                              ------------                 ------------
       Total liabilities                                                       249,257,836                  319,492,067
                                                                              ------------                 ------------
Minority interest                                                               20,642,364                   20,223,377
                                                                              ------------                 ------------
Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding, 43,081,544 and 51,191,419 shares at
    December 31, 2000 and June 30, 2001                                             43,081                       51,191
Additional paid-in capital                                                     386,341,749                  459,303,178
Distributions in excess of accumulated earnings                                 (9,185,865)                 (14,440,743)
Accumulated other comprehensive loss                                                  --                       (210,852)
                                                                              ------------                 ------------
                                                                               377,198,965                  444,702,774
Less common stock in treasury at cost, 146,687 and 225,703 shares
    at December 31, 2000 and June 30, 2001                                      (1,337,659)                  (2,033,000)
                                                                              ------------                 ------------
       Total shareholders' equity                                              375,861,306                  442,669,774
                                                                              ------------                 ------------
       Total liabilities, minority interest and shareholders' equity          $645,761,506                 $782,385,218
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                   CONDENSED CONSOLIDATED STATEMENTS of INCOME
                                   (UNAUDITED)

                                                      Three Months Ended                                Six Months Ended
                                                      ------------------                                ----------------
                                                June 30, 2000         June 30, 2001            June 30, 2000          June 30, 2001
                                                -------------         -------------            -------------          -------------
Revenues:
   Rental income                                  $4,363,521           $13,222,965               $ 7,461,209           $24,191,427
   Interest income from direct financing
      leases                                         632,250             2,121,984                 1,321,250             4,180,649
   Interest and other income                       1,785,495               495,963                 3,636,561             1,116,150
                                                  ----------           -----------               -----------           -----------
                                                   6,781,266            15,840,912                12,419,020            29,488,226
                                                  ----------           -----------               -----------           -----------
Expenses:
   Interest                                        1,094,160             4,435,819                 2,021,562             8,383,871
   Depreciation and amortization                     910,879             2,953,087                 1,532,575             5,605,560
   General and administrative                        702,077             1,254,312                 1,140,429             2,024,424
   Property expenses                                 901,517             2,405,625                 1,562,884             4,122,836
   Impairment loss on real estate                       --                 271,688                     --                  271,688
                                                  ----------           -----------               -----------           -----------
                                                   3,608,633            11,320,531                 6,257,450            20,408,379
                                                  ----------           -----------               -----------           -----------
       Income before minority interest
          in loss (income) and income
          from equity investments                  3,172,633             4,520,381                 6,161,570             9,079,847
   Minority interest in loss (income)                146,766               (22,837)                    8,704               (17,384)
                                                  ----------           -----------               -----------           -----------
       Income before income from equity
          investments                              3,319,399             4,497,544                 6,170,274             9,062,463
   Income from equity investments                    757,682               965,328                 1,501,544             1,859,935
                                                  ----------           -----------               -----------           -----------
       Net income                                 $4,077,081           $ 5,462,872                $7,671,818           $10,922,398
                                                  ==========           ===========                ==========           ===========
Basic and diluted earnings per share                    $.12                  $.11                      $.24                  $.24
                                                        ====                  ====                      ====                  ====
Weighted average shares outstanding-
   basic and diluted                              34,434,358            47,763,676                32,612,563            45,725,176
                                                  ==========            ==========                ==========            ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                     Three Months Ended June 30,                   Six Months Ended June 30,
                                                     ---------------------------                   -------------------------
                                                       2000                2001                    2000                  2001
                                                       ----                ----                    ----                  ----
Net income                                          $4,077,081         $ 5,462,872              $7,671,818            $10,922,398
                                                    ----------         -----------              ----------            -----------
Other comprehensive loss:
   Change in foreign currency translation
    adjustment                                           --               (11,045)                   --                  (210,852)
                                                    ----------         -----------              ----------            -----------
                                                         --               (11,045)                   --                  (210,852)
                                                    ----------         -----------              ----------            -----------
   Comprehensive income                             $4,077,081         $ 5,451,827              $7,671,818            $10,711,546
                                                    ==========         ===========              ==========            ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                    ---------------------------------
                                                                         2000                2001
                                                                    -------------       -------------
Cash flows from operating activities:

  Net income                                                        $   7,671,818       $  10,922,398
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                     1,532,575           5,605,560
      Straight-line rent adjustments                                     (146,655)         (1,372,511)
      Minority interest in (loss) income                                   (8,704)             17,384
      Provision for uncollected rent                                       65,868             414,309
      Impairment loss on real estate                                         --               271,688
      Issuance of shares in satisfaction of performance fees                 --             3,112,092
      Funds released from escrow                                             --             4,568,303
      Change in operating assets and liabilities, net                     696,957            (333,150)
                                                                    -------------       -------------
         Net cash provided by operating activities                      9,811,859          23,206,073
                                                                    -------------       -------------
Cash flows from investing activities:
  Equity distributions received in excess of equity income                 57,071             754,013
  Acquisitions of real estate and equity investments and other
      capitalized costs                                               (95,304,487)       (119,511,822)
  Funds released from (deposited in) escrow for construction           10,488,450          (8,000,000)
  Payment of deferred acquisition fees                                   (268,911)           (722,306)
  Capital distributions received from equity investment                      --            15,003,000
                                                                    -------------       -------------
         Net cash used in investing activities                        (85,027,877)       (112,477,115)
                                                                    -------------       -------------
Cash flows from financing activities:
  Proceeds from sale of stock, net of costs                            52,332,533          69,578,223
  Dividends paid                                                       (9,557,306)        (14,556,620)
  Proceeds from mortgages                                              37,349,727          68,009,007
  Payment of mortgage principal                                          (226,745)         (1,073,521)
  Prepayment of mortgage payable                                             --            (4,568,303)
  Distributions paid to minority interest partner                      (4,863,779)         (1,817,279)
  Contributions from minority interest partner                            857,377           1,380,908
  Payments of financing costs and mortgage deposits                      (266,486)         (2,334,794)
  Purchase of treasury stock                                             (140,482)           (695,341)
                                                                    -------------       -------------
         Net cash provided by financing activities                     75,484,839         113,922,280
                                                                    -------------       -------------
         Net increase in cash and cash equivalents                        268,821          24,651,238
Cash and cash equivalents, beginning of period                         91,420,457          35,547,125
                                                                    -------------       -------------
     Cash and cash equivalents, end of period                       $  91,689,278       $  60,198,363
                                                                    =============       =============

Noncash investing and financing activities:

In connection with the acquisition of properties during the six months ended
   June 30, 2001, the Company assumed mortgage obligations of $2,075,541.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 14 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.       Organization and Offering:

An initial offering of the Company's shares which commenced on November 10, 1997 concluded on November 10, 1999, at which time the Company had issued an aggregate of 29,440,594 shares ($294,405,940). On November 17, 1999, the Company commenced an offering for a maximum of an additional 40,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis at a price of $10 per share. As of June 30, 2001, the Company has issued 21,419,615 shares ($214,196,150) from the second offering. An additional 1,813,291 shares ($18,132,910) were issued on July 31, 2001. The offering will conclude no later than November 16, 2001.

Note 3.       Transactions with Related Parties:

The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Company's advisory agreement. Asset management fees were $363,070 and $972,467 for the three months ended June 30, 2000 and 2001, respectively, and $671,159 and $1,625,765 for the six months ended June 30, 2000 and 2001, respectively, with performance fees in like amount. General and administrative reimbursements were $248,209 and $373,826 for the three months ended June 30, 2000 and 2001, respectively, and $445,453 and $592,377 for the six months ended June 30, 2000 and 2001, respectively.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Note 5.       Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2000 and 2001 are as follows:

                                                                              2000                   2001
                                                                              ----                   ----
   Per Statements of Income:
        Rental income                                                      $ 7,461,209            $24,191,427
        Interest income from direct financing leases                         1,321,250              4,180,649
   Adjustment:
        Share of leasing revenues applicable to minority interests            (587,948)            (2,123,787)
        Share of leasing revenues from equity investments                    4,827,985              5,310,374
                                                                           -----------            -----------
                                                                           $13,022,496            $31,558,663
                                                                           ===========            ===========

For the six-month periods ended June 30, 2000 and 2001, the Company earned its net lease revenues from its investments as follows:

                                                 2000                   %             2001                    %
                                              -----------                         -----------
Advance PCS, Inc.                                    --                --         $ 2,150,000                 7%
Federal Express Corporation (a)                      --                --           1,929,028                 6
Galyan's Trading Company                      $    15,778              --           1,905,394                 6
Advanced Micro Devices, Inc. (b)                1,524,250                12%        1,524,250                 5
Applied Materials, Inc. (b)                     1,436,345                11         1,521,049                 5
Atrium Companies, Inc.                          1,037,500                 8         1,484,890                 5
APW North America Inc.                            229,540                 2         1,313,675                 4
Amerix Corporation                              1,098,738                 8         1,163,827                 4
Institutional Jobbers Company                        --                --           1,135,361                 4
Buffets, Inc.                                        --                --           1,065,729                 3
Checkfree Holdings Corporation, Inc. (b)          646,369                 5         1,044,054                 3
McLane Company, Inc. (c)                          881,922                 7         1,039,480                 3
Best Buy Co., Inc.                                994,331                 8           994,331                 3
Stellex Technologies, Inc.                        632,452                 5           941,467                 3
Consolidated Theaters Holding, G.P                   --                --             843,085                 3
Barjan Products LLC                                  --                --             710,074                 2
Metagenics, Inc.                                  674,219                 5           674,219                 2
24-Hour Fitness, Inc.                                --                --             666,267                 2
Production Resource Group LLC                     638,625                 5           653,068                 2
Compucom Systems, Inc. (b)                        652,333                 5           652,333                 2
The Bon-Ton Stores, Inc.                             --                --             629,625                 2
Intesys Technologies, Inc. (b)                    568,688                 4           568,688                 2
Gibson Guitar Corp. (d)                              --                --             546,581                 2
Metaldyne Corp.                                      --                --             542,431                 2
Builders' Supply and Lumber Co., Inc.             380,000                 3           498,086                 2
BLP UK Limited                                       --                --             494,413                 2
Other (d)                                       1,611,406                12         4,867,258                14
                                              -----------       -----------       -----------       -----------
                                              $13,022,496               100%      $31,558,663               100%
                                              ===========       ===========       ===========       ===========

(a)  Net of W. P. Carey & Co. LLC's minority interest.

(b) Represents the Company's proportionate share of lease revenues from its equity investments

(c)  Net of Corporate Property Associates 12 Incorporated's minority interest.

(d)  Net of unaffiliated third party's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Note 6.       Equity Investments:

The Company holds interests in five limited liability companies in which its ownership interest is 50% or less and exercises significant influence. All of the underlying investments were formed and are owned with affiliates that have similar investment objectives as the Company. The Company owns a 33.33% interest in properties net leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. and 50% interests in properties net leased to Intesys Technologies, Inc. and CheckFree Holdings Corporation. The Company owns an interest in a limited liability company that net leases a property to Etec Systems, Inc. ("Etec"), a wholly-owned subsidiary of Applied Materials, Inc. Summarized combined financial information of the Company's equity investees is as follows:

  (In thousands)                                                       December 31, 2000             June 30, 2001
                                                                       -----------------             -------------
  Assets (primarily real estate)                                           $261,776                    $259,312
  Liabilities (primarily mortgage notes payable)                            169,678                     168,243
  Partners' and members' equity                                              92,098                      91,069

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                               2000                         2001
                                                                               ----                         ----
  Revenues (primarily rental revenues)                                        $13,327                      $14,387
  Expenses (primarily interest on mortgage and depreciation)                   (8,872)                      (9,116)
                                                                              -------                      -------
  Net income                                                                  $ 4,455                      $ 5,271
                                                                              =======                      =======


Note 7.       Acquisitions of Real Estate:

     A. On April 30, 2001, the Company purchased four properties located in Florence, Kentucky; Chelmsford, Massachusetts; Lancaster, Texas and City of Industry, California for $17,801,047, and entered into a net lease with Waddington North America, Inc. ("Waddington"). The lease provides for an initial annual rent of $1,810,500 with increases every three years based on a formula indexed to the Consumer Price Index ("CPI"), capped at 9.27%. The lease has an initial term of 20 years, with two ten-year renewal terms.

          On July 2, 2001, the Company obtained a $11,125,000 limited recourse mortgage loan collateralized by a deed of trust and a lease assignment on the four Waddington properties. The loan provides for monthly payments of interest and principal of $85,938 at an annual rate of 8.01% per annum based on a 30-year amortization schedule. The loan matures on July 11, 2011, at which time a balloon payment is scheduled. The loan is subject to prepayment premiums in the event of a voluntary prepayment until three months prior to maturity.

     B. On June 5, 2001, the Company and an affiliate, Corporate Property Associates 12 Incorporated ("CPA(R):12"), each with 50% ownership interests as tenants-in-common, purchased properties in Mesa, Arizona and Moorpark, California for $37,696,335 and entered into a net lease with Special Devices, Inc. ("SDI"). The lease provides for an initial annual rent of $3,924,000 (of which the Company's share is $1,962,000) with increases every two years based on a formula indexed to the CPI. The lease has an initial term of 20 years with two ten-year renewal terms. In connection with the purchase, the Company and CPA(R):12 obtained a $17,500,000 limited recourse mortgage loan from a third-party lender and a $4,450,000 subordinated loan from SDI.

          The $17,500,000 loan provides for monthly payments of interest and principal of $126,826 (of which the Company's share is $63,463) at an annual rate of 7.87% based on a 30-year amortization schedule. The loan matures on July 1, 2011, at which time a balloon payment is scheduled. The loan may not be voluntarily prepaid until three months prior to maturity and is subject to prepayment premiums in the event of a voluntary prepayment.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

          The Company's $4,450,000 note provided by SDI provides for quarterly payments of principal and interest of $113,750 (of which the Company's share is $56,875) at an annual rate of 9.3807% based on a 30-year amortization schedule. The loan, which matures on July 31, 2021, may be extended under certain circumstances and provides for rights of offset in the event that SDI does not meet its rental obligations or defaults on the lease.

     C.   Metaldyne Company LLC

          In December 2000, the Company purchased a property in Plymouth, Michigan for $10,224,816 and entered into a net lease with Simpson Industries, Inc. (now known as Metaldyne Company LLC ("Metaldyne")). On June 22, 2001, the Company purchased an additional three properties in Twinsburg and Solon, Ohio and Rome, Georgia for $12,848,704 and amended and restated the existing Metaldyne lease. As amended, the master lease for the four properties has a remaining initial lease term of 20 years through June 2021 with two ten-year renewal options. The lease provides for annual rent of $2,558,970 with annual increases based on a formula indexed to increases in the CPI.

          On June 29, 2001, the Company obtained $13,747,210 of limited recourse mortgage financing collateralized by a deed of trust on the Metaldyne properties and a lease assignment. The loan bears interest at an annual rate of 7.48% with monthly payments of $95,713 and is based on a 30-year amortization schedule. The loan matures in July 2011 at which time a balloon payment is scheduled. Except for certain limited circumstances, the loan may not be prepaid in whole or in part.

     D.   Nexpak Corporation

          On June 29, 2001, the Company purchased a property in Helmond, the Netherlands for $5,445,026 and entered into a net lease with Nexpak Corporation ("Nexpak"). The lease has an initial term of 20 years with two ten-year renewal terms at an initial annual rent of $498,065 (based on the exchange rate for the Dutch Guilder (NLG) at the acquisition date), with increases every three years based on a formula indexed to increases in the CPI. In connection with the purchase, the Company obtained mortgage financing of NLG 11,400,000 ($4,550,388). The loan has a term of ten years and provides for quarterly payments of interest at an annual rate of the sum of the EURIBOR rate and 1%. The Company may elect a to-be-determined fixed rate and principal amortization based on a 25-year schedule.

          The Company previously entered into a net lease with Nexpak in March 2001 for a property in Duluth, Georgia.

Note 8.  Impairment Loss on Real Estate:

The company purchased a property in St. Louis, Missouri in 1998 and entered into a net lease with The Benjamin Ansehl Company ("Benjamin Ansehl"). During 2000, Benjamin Ansehl filed a petition of bankruptcy, and the lease was subsequently terminated. In July 2001, the Company entered into an agreement to sell the property, subject to a due diligence review by the purchaser. In connection with the pending sale of the property, the Company has written down the property to an amount equal to the contract amount, less estimated costs to sell and incurred an impairment loss of $271,688.

Note 9.  Subsequent Events:

On July 30, 2001, the Company purchased two properties in South Windsor, Connecticut and a property in Manchester, Connecticut for $20,628,272 and entered into a net lease with Gerber Scientific, Inc. ("Gerber"). The lease has an initial term of 17 years with two ten-year renewal terms at an initial annual rent of $2,117,750, with increases each year based on a formula indexed to increases in the CPI, capped at 4%.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - Management's Discussion and Analyis of
                  Financial Condition and Results of Operations

The following information should be read in conjunction with Corporate Property Associates 14 Incorporated's ("CPA(R):14") condensed consolidated financial statements and notes thereto as of June 30, 2001 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or the objectives and plans of CPA(R):14 will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month and six-month periods ended June 30, 2001 of $5,463,000 and $10,922,000, respectively, is not directly comparable to net income for the three-month and six-month periods ended June 30, 2000 of $4,077,000 and $7,672,000 as a result of the substantial increases in CPA(R):14's asset base. Since June 30, 2000, CPA(R):14 has increased its asset base from $438,779,000 to $782,385,000, an increase of 78%, entered into twenty-four new lease agreements and completed five build-to-suit projects on behalf of lessees. As a result, net income for the three-month and six-month periods ended June 30, 2001 has increased $1,386,000 and $3,251,000, respectively, as compared to the three-month and six-month periods ended June 30, 2000. As a result of the additional twenty-four leases and the completion of build-to-suit projects, lease revenues (rental income and interest income from direct financing leases) have increased $10,349,000 and $19,590,000 for the comparable three-month and six-month periods. Solely as a result of properties acquired since December 31, 2000, annual lease revenues will increase $11,098,000. For the comparable periods, interest expense, property and general administrative expenses and depreciation have also increased. Since June 30, 2000, CPA(R):14 has obtained $182,000,000 of limited recourse mortgage financing resulting in an increase in interest expense. Property expenses have increased because asset management and performance fees are determined by a formula based on CPA(R):14's investment in real estate assets which has grown substantially. Such fees will increase as CPA(R):14 uses the proceeds from its current offering and additional mortgage financing to further diversify and increase CPA(R):14's investment in real estate. The increase in general and administrative expenses is due to increases in administrative reimbursements and investor-related costs over the past twelve months. The increase in depreciation is attributable to the increase in real estate assets.

CPA(R):14 completed lease negotiations for a property in Grand Rapids, Michigan which had formerly been leased to Ameriserve Food Distribution, Inc. On August 1, 2001, CPA(R):14 entered into a five-year lease with the Fleming Companies, Inc., with its share of annual rent amounting to $731,000.

Financial Condition:

Cash flows from operating activities of $23,206,000 include $4,568,000 of funds released from an escrow account which was used to make a mortgage prepayment. The remaining $18,638,000 provided from operations and the $754,000 of equity distributions received in excess of equity income was sufficient to fund dividend payments of $14,557,000, scheduled mortgage principal payments of $1,074,000 and distributions to minority interests of $1,817,000. The $4,568,000 in escrow funds were assigned to the mortgage lender in connection with a bankruptcy settlement in 2000 regarding Ameriserve Food Distribution, Inc. An additional $4,325,000 remains in escrow and will be released and applied to the Ameriserve loan balance on two properties in Michigan and New Jersey.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                Item 2. - Management's Discussion and Analyis of
            Financial Condition and Results of Operations, continued

During the six months ended June 30, 2001, CPA(R):14's investing activity included using $127,512,000 for the funding of build-to-suit projects, including $8,000,000 deposited into a construction escrow account and the acquisition of properties leased to BLP UK Limited, Gibson Guitar Corp., Nexpak Corporation, Waddington North America, Inc, Special Devices, Inc., and Metaldyne Company LLC. CPA(R):14 received a distribution of $15,003,000 from its equity investment in the Applied Materials, Inc. property representing the return of amounts it had advanced during the construction period. Remaining costs to complete current build-to-suit projects are estimated at $6,800,000. CPA(R):14 has entered into an agreement to sell its vacant property in St. Louis, Missouri for $3,270,000.

In addition to paying dividends, scheduled mortgage principal installments and distributions to minority partners, CPA(R):14's financing activities for the six months ended June 30, 2001 included obtaining $69,578,000 of net proceeds from its offering of common stock and $68,009,000 from limited recourse mortgage loans. As of June 30, 2001, CPA(R):14 has raised $214,196,000 from its second offering, which commenced November 17, 1999. The second offering is for a maximum of $400,000,000 and will conclude no later than November 16, 2001. Since June 30, 2001, CPA(R):14 has raised an additional $18,133,000 of equity.

As of March 31, 2001, CPA(R):14 had met its preferred return criteria and is obligated to pay a performance fee to the Advisor. The Advisor has elected to receive restricted stock in lieu of cash for its performance fees. CPA(R):14 issued 311,209 shares ($3,112,092) to the Advisor in satisfaction of performance fees through March 31, 2001. The issuance of stock to the Advisor is expected to enhance CPA(R):14's liquidity and further align the interests of the shareholders and the Advisor. The Advisor may elect to receive cash payment for performance fees in subsequent periods.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                                     PART II

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Approximately $263,729,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of June 30, 2001 ranged from 6.48% to 8.0625%. There has been no material change since December 31, 2000.

(in thousands)

                          2001         2002        2003        2004        2005      Thereafter      Total       Fair Value
                          ----         ----        ----        ----        ----      ----------      -----       ----------
Fixed rate                $1,596      $2,769      $3,025      $3,243      $3,546      $249,550      $263,729      $259,331
Average interest
   rate                    6.15%       7.97%       7.98%       7.98%       7.98%         8.02%
Variable rate             $3,882        $176        $191        $208        $219      $ 13,800      $ 18,476      $ 18,476

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2001 a shareholders' meeting was scheduled for June 7, 2001. A quorum was not present at the meeting and the meeting was rescheduled.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)   Exhibits:

               Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows as of June 30, 2001:

                  Shares registered:                                                          40,000,000

                  Aggregate price of offering amount registered:                            $400,000,000

                  Shares sold:                                                                21,419,615

                  Aggregated offering price of amount sold:                                 $214,196,150

                  Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                     owning ten percent or more of any class of equity
                     securities of the issuer and to affiliates of the issuer:                $3,658,166

                  Direct or indirect payments to others:                                     $20,673,730

                  Net offering proceeds to the issuer after deducting expenses:             $189,864,254

                  Purchases of real estate:                                                 $145,204,893

                  Working capital reserves:                                                   $2,141,962

                  Temporary investments in cash and cash equivalents:                        $42,517,399

         (b)   Reports on Form 8-K:

               During the quarter ended June 30, 2001, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

     8/9/01                   By:  /s/ John J. Park
   ------------                    ----------------------------------------
      Date                             John J. Park
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


      8/9/01                   By: /s/ Claude Fernandez
   ------------                    ----------------------------------------
      Date                             Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)