Form 10-Q
period 2001-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2001-11-13
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2001
                                       of

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


CPA(R):14 has no active market for common stock at November 12, 2001.
CPA(R):14 has 60,015,060 shares of common stock, $.001 Par Value outstanding at November 12, 2001.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                                      INDEX



                                                                                              Page No.
                                                                                              --------

 PART I
 ------

Item 1. -       Financial Information*

                Condensed Consolidated Balance Sheets, December 31, 2000
                and September 30, 2001                                                               2

                Condensed Consolidated Statements of Income for the three and nine
                months ended September 30, 2000 and 2001                                             3

                Condensed Consolidated Statements of Comprehensive Income for the
                three and nine months ended September 30, 2000 and 2001                              3

                Condensed Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2000 and 2001                                                    4

                Notes to Condensed Consolidated Financial Statements                               5-8


Item 2. -       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                               9-10


PART II -       Other Information
-------

Item 3. -       Quantitative and Qualitative Disclosures About Market Risk                           11


Item 4. -       Submission of Matters to a Vote of Security Holders                                  11


Item 6. -       Exhibits and Reports on Form 8-K                                                     12


Signatures                                                                                           13


* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       December 31, 2000       September 30, 2001
                                                                                       -----------------       ------------------
                                                                                            (Note)                 (Unaudited)
           ASSETS:
Land and building, net of accumulated depreciation of
   $5,445,242 at December 31, 2000 and $13,994,813
   at September 30, 2001                                                                 $433,989,849             $597,584,788
Net investment in direct financing leases                                                  67,575,059              104,010,682
Real estate under construction leased to others                                            37,873,678               20,876,792
Equity investments                                                                         50,780,516               34,794,417
Cash and cash equivalents                                                                  35,547,125               97,117,892
Other assets                                                                               19,995,279               24,590,813
                                                                                         ------------             ------------
        Total assets                                                                     $645,761,506             $878,975,384
                                                                                         ============             ============

           LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                                  $218,111,151             $317,699,004
Accrued interest                                                                              799,229                1,701,499
Accounts payable to affiliates                                                              4,139,284                2,700,824
Accounts payable and accrued expenses                                                       2,098,253                3,765,798
Prepaid rental income and security deposits                                                 4,365,919               10,254,337
Deferred acquisition fees payable to affiliate                                             12,829,308               15,445,304
Dividends payable                                                                           6,914,692                9,704,687
                                                                                         ------------             ------------
        Total liabilities                                                                 249,257,836              361,271,453
                                                                                         ------------             ------------

Minority interest                                                                          20,642,364               20,239,977
                                                                                         ------------             ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares;
    issued and outstanding, 43,081,544 and 57,628,761 shares at
    December 31, 2000 and September 30, 2001                                                   43,081                   57,702
Additional paid-in capital                                                                386,341,749              517,922,098
Distributions in excess of accumulated earnings                                            (9,185,865)             (18,456,568)
Accumulated other comprehensive loss                                                                -                  (23,638)
                                                                                         ------------             ------------
                                                                                          377,198,965              499,499,594

Less common stock in treasury at cost, 146,687 and 226,003
    shares at December 31, 2000 and September 30, 2001                                     (1,337,659)              (2,035,640)
                                                                                         ------------             ------------
        Total shareholders' equity                                                        375,861,306              497,463,954
                                                                                         ------------             ------------
        Total liabilities, minority interest and shareholders' equity                    $645,761,506             $878,975,384
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS of INCOME
                                   (UNAUDITED)

                                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                                           --------------------------------  -------------------------------
                                                                2000              2001           2000              2001
                                                                ----              ----           ----              ----
Revenues:
    Rental income                                           $6,474,563         $15,454,037    $13,935,772       $39,645,464
    Interest income from direct financing leases             1,086,369           2,119,502      2,407,619         6,300,151
    Interest and other income                                1,615,054             809,771      5,251,615         1,925,921
                                                            ----------         -----------    -----------       -----------
                                                             9,175,986          18,383,310     21,595,006        47,871,536
                                                            ----------         -----------    -----------       -----------

Expenses:
    Interest                                                 1,797,411           6,517,905      3,818,973        14,901,776
    Depreciation and amortization                            1,232,838           3,503,357      2,765,413         9,108,917
    General and administrative                                 710,937           1,026,583      1,851,366         3,051,007
    Property expenses                                        1,187,994           2,523,179      2,750,878         6,646,015
                                                            ----------         -----------    -----------       -----------
                                                             4,929,180          13,571,024     11,186,630        33,707,715
                                                            ----------         -----------    -----------       -----------

        Income before minority interest in loss
          (income), income from equity investments
          and loss on sale                                   4,246,806           4,812,286     10,408,376        14,163,821

    Minority interest in loss (income)                          28,790             (36,010)        37,494           (53,394)
                                                            ----------         -----------    -----------       -----------

        Income before income from equity
          investments and
          loss on sale                                       4,275,596           4,776,276     10,445,870        14,110,427

    Income from equity investments                             747,369             987,820      2,248,913         2,847,755
                                                            ----------         -----------    -----------       -----------

        Income before loss on sale                           5,022,965           5,764,096     12,694,783        16,958,182

    Loss on sale of real estate                                -                   (74,793)        -               (346,481)
                                                            ----------         -----------    -----------       -----------

        Net income                                          $5,022,965         $ 5,689,303    $12,694,783       $16,611,701
                                                            ==========         ===========    ===========       ===========

Basic and diluted earnings per share                              $.13                $.11           $.37              $.34
                                                                  ====                ====           ====              ====

Weighted average shares outstanding- basic and
    diluted                                                 37,188,616          53,206,882     34,154,676        48,246,484
                                                            ==========          ==========     ==========        ==========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                     Three Months Ended September 30,               Nine Months Ended September 30,
                                                    ----------------------------------             ---------------------------------
                                                       2000                   2001                    2000                 2001
                                                       ----                   ----                    ----                 ----
Net income                                          $5,022,965             $ 5,689,303             $12,694,783          $16,611,701
                                                    ----------             -----------             -----------          -----------

Other comprehensive gain (loss):
   Change in foreign currency translation
    adjustment                                            -                    187,214                    -                 (23,638)
                                                    ----------             -----------             -----------          -----------
                                                          -                    187,214                    -                 (23,638)
                                                    ----------             -----------             -----------          -----------

   Comprehensive income                             $5,022,965             $ 5,876,517             $12,694,783          $16,588,063
                                                    ==========             ===========             ===========          ===========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                    2000                        2001
                                                                                    ----                        ----
Cash flows from operating activities:
   Net income                                                                   $ 12,694,783                $ 16,611,701
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                               2,765,413                   9,108,917
       Straight-line rent adjustments                                               (232,502)                 (2,041,926)
       Minority interest in (loss) income                                            (37,494)                     53,394
       Provision for uncollected rent                                                121,500                     645,000
       Issuance of shares in satisfaction of performance fees                              -                   4,084,559
       Loss on sale of real estate                                                         -                     346,481
       Funds released from escrow                                                          -                   4,568,303
       Change in operating assets and liabilities, net                              (925,015)                  2,164,981
                                                                                ------------                ------------

          Net cash provided by operating activities                               14,386,685                  35,541,410
                                                                                ------------                ------------

Cash flows from investing activities:
   Equity distributions received in excess of equity income                          191,423                     983,099
   Acquisitions of real estate and equity investments and other
       capitalized costs                                                        (186,895,223)               (189,359,922)
   Funds deposited in construction escrow                                                  -                  (8,000,000)
   Funds released from escrow for construction                                    10,488,450                   8,000,000
   Proceeds from sale of real estate                                                       -                   2,903,486
   Payment of deferred acquisition fees                                             (268,911)                   (722,306)
   Capital distributions received from equity investment                                   -                  15,003,000
                                                                                ------------                ------------

          Net cash used in investing activities                                  (176,484,261)              (171,192,643)
                                                                                 ------------               ------------

Cash flows from financing activities:
   Proceeds from sale of stock, net of costs                                      74,063,149                 127,510,411
   Dividends paid                                                                (15,498,380)                (23,092,408)
   Proceeds from mortgages                                                        41,822,601                 114,586,790
   Payment of mortgage principal                                                    (395,249)                 (1,757,256)
   Prepayment of mortgages payable                                                         -                 (15,528,556)
   Distributions paid to minority interest partner                                (4,990,406)                 (1,872,190)
   Contributions from minority interest partner                                    1,451,269                   1,416,409
   Payments of financing costs and mortgage deposits                                (336,486)                 (3,343,219)
   Purchase of treasury stock                                                       (269,983)                   (697,981)
                                                                                ------------                ------------

          Net cash provided by financing activities                               95,846,515                 197,222,000
                                                                                ------------                ------------

          Net increase in cash and cash equivalents                              (66,251,061)                 61,570,767

Cash and cash equivalents, beginning of period                                    91,420,457                  35,547,125
                                                                                ------------                ------------

     Cash and cash equivalents, end of period                                   $ 25,169,396                $ 97,117,892
                                                                                ============                ============

Noncash investing and financing activities:

     In connection with the acquisition of properties during the nine months ended September 30, 2000 and 2001, the Company assumed mortgage obligations of $19,698,161 and $2,075,541, respectively.


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

Note 2.         Organization and Offering:

An initial offering of the Company's shares which commenced on November 10, 1997 concluded on November 10, 1999, at which time the Company had issued an aggregate of 29,440,594 shares ($294,405,940). On November 17, 1999, the Company commenced an offering for a maximum of an additional 40,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis at a price of $10 per share. As of September 30, 2001, the Company has issued 27,759,711 shares ($277,597,110) from the second offering. An additional 2,612,302 shares ($26,123,020) were issued on October 31, 2001. The offering will conclude on November 16, 2001.

Note 3.         Transactions with Related Parties:

The Company's asset management and performance fees payable to its Advisor, Carey Asset Management Corp., are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Company's advisory agreement. Asset management fees were $433,095 and $927,299 for the three months ended September 30, 2000 and 2001, respectively, and $1,104,254 and $2,553,064 for the nine months ended September 30, 2000 and 2001, respectively, with performance fees in like amount. General and administrative reimbursements were $309,760 and $400,984 for the three months ended September 30, 2000 and 2001, respectively, and $755,213 and $933,361 for the nine months ended September 30, 2000 and 2001, respectively.

Note 4.         Commitments and Contingencies:

The Company is liable for certain expenses of the offering which are being deducted from the gross proceeds of the offering which are estimated to amount to $16,000,000 assuming the sale of 40,000,000 shares. The Company is also liable for selling commissions of up to $0.60 (6%) per share sold except for any shares sold to the Advisor, its affiliates, the selected dealers or any of their employees for their own accounts. The Company is reimbursing Carey Financial Corporation for expenses and for the costs of sales and wholesaling services. To the extent, if any, that all organization and offering expenses, excluding selling commissions, and any fees paid and expenses reimbursed to the selected dealers or paid on behalf of the selected dealers, exceed 3.5% of the gross proceeds of the offering, such excess will be paid by the Advisor.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Note 5.         Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine-month periods ended September 30, 2000 and 2001 are as follows:

                                                                         2000                  2001
                                                                         ----                  ----
Per Statements of Income:
     Rental income                                                   $13,935,772           $39,645,464
     Interest income from direct financing leases                      2,407,619             6,300,151
Adjustment:
     Share of leasing revenues applicable to minority
         interests                                                    (1,010,802)           (3,314,600)
     Share of leasing revenues from equity investments                 7,448,628             7,980,345
                                                                     -----------           -----------
                                                                     $22,781,217           $50,611,360
                                                                     ===========           ===========

For the nine-month periods ended September 30, 2000 and 2001, the Company earned its net lease revenues from its investments as follows:

                                                                         2000         %                2001        %
                                                                         ----                          ----
Advance PCS, Inc.                                                    $   117,808       1%           $3,225,000      6%
Federal Express Corporation (a)                                                -       -             2,897,078      6
Galyan's Trading Company                                                 729,328       3             2,858,090      6
Applied Materials, Inc. (b)                                            2,167,176      10             2,296,359      5
Advanced Micro Devices, Inc. (b)                                       2,286,375      10             2,286,375      4
Atrium Companies, Inc.                                                 1,699,583       7             2,227,335      4
APW North America Inc.                                                   886,377       4             1,970,512      4
Amerix Corporation                                                     1,648,106       7             1,778,285      3
Institutional Jobbers Company                                                  -       -             1,703,042      3
McLane Company, Inc. (c)                                               1,516,204       7             1,684,096      3
Buffets, Inc.                                                             15,206       -             1,598,593      3
Checkfree Holdings Corporation, Inc. (b)                               1,163,546       5             1,566,080      3
Best Buy Co., Inc.                                                     1,491,495       7             1,424,727      3
Stellex Technologies, Inc.                                             1,406,547       6             1,412,201      3
Metaldyne Company LLC                                                          -       -             1,289,135      3
Consolidated Theaters Holding, G.P.                                      279,344       1             1,266,348      2
Barjan Products LLC                                                            -       -             1,065,111      2
Gibson Guitar Corp. (d)                                                        -       -             1,024,055      2
Metagenics, Inc.                                                       1,008,093       4             1,011,328      2
Celestica Corporation                                                          -       -             1,008,585      2
24-Hour Fitness, Inc.                                                    227,729       1               995,434      2
Production Resource Group LLC                                            957,938       4               986,825      2
Textron Inc. (b)                                                         978,500       4               978,500      2
The Bon-Ton Stores, Inc.                                                       -       -               944,437      2
Intesys Technologies, Inc. (b)                                           853,031       4               853,031      2
Nexpak Corporation                                                             -       -               802,900      2
Waddington North America, Inc.                                                 -       -               754,375      2
Builders' Supply and Lumber Co., Inc.                                    609,362       3               752,107      2
Special Devices, Inc.                                                          -       -               628,467      1
Earle M. Jorgenson Company                                                 3,437       -               589,737      1
International Garden  Products, Inc.                                     128,630       1               574,592      1
Transcore Holdings, Inc.                                                   9,949       -               525,573      1
Lennar Corporation                                                        42,192       -               525,000      1
Other (d)                                                              2,555,261      11             5,108,047     10
                                                                     -----------     ---           -----------    ---
                                                                     $22,781,217     100%          $50,611,360    100%
                                                                     ===========     ===           ===========    ===

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

(a) Net of W. P. Carey & Co. LLC's minority interest.
(b) Represents the Company's proportionate share of lease revenues from its equity investments.
(c) Net of Corporate Property Associates 12 Incorporated's minority interest.
(d) Net of unaffiliated third party's minority interest.


Note 6.         Equity Investments:

The Company holds interests in five limited liability companies in which its ownership interest is 50% or less and it exercises significant influence. All of the entities were formed and are owned with affiliates that have similar investment objectives as the Company. The Company owns a 33.33% interest in properties net leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. and 50% interests in properties net leased to Intesys Technologies, Inc. ("Intesys") and CheckFree Holdings Corporation. The Company owns an interest in a limited liability company that net leases a property to Etec Systems, Inc. ("Etec"), a wholly-owned subsidiary of Applied Materials, Inc. The lease obligations of Intesys are unconditionally guaranteed by Textron Inc. Summarized combined financial information of the Company's equity investees is as follows:

(In thousands)                                                         December 31, 2000              September 30, 2001
                                                                       -----------------              ------------------
Assets (primarily real estate)                                              $261,776                       $257,612
Liabilities (primarily mortgage notes payable)                               169,678                        167,011
Partners' and members' equity                                                 92,098                         90,601


                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                               2000                           2001
                                                                               ----                           ----
Revenues (primarily rental revenues)                                         $20,416                        $21,623
Expenses (primarily interest on mortgages and depreciation)                  (13,574)                       (13,584)
                                                                             -------                        -------
Net income                                                                   $ 6,842                        $ 8,039
                                                                             =======                        =======

Note 7.         Acquisitions of Real Estate:

A. On July 30, 2001, the Company purchased two properties in South Windsor, Connecticut and a property in Manchester, Connecticut for $20,628,272 and entered into a net lease with Gerber Scientific, Inc. The lease has an initial term of 17 years with two ten-year renewal terms at an initial annual rent of $2,117,750, with increases each year based on a formula indexed to increases in the Consumer Price Index ("CPI"), capped at 4%.

B. In December 2000, the Company purchased land and a building in Plymouth, Michigan for $10,224,816 and entered into a net lease with Simpson Industries, Inc. (now known as Metaldyne Company LLC ("Metaldyne"). In June 2001 and on August 15, 2001, the Company purchased four additional properties for $17,742,955 and amended and restated the Metaldyne lease. As amended the lease has a remaining initial term of 20 years through June 2021 and an annual rent of $3,119,851 with annual CPI increases.

        In connection with the purchase of the property in Niles, Illinois in August 2001, the Company increased its limited recourse mortgage financing collateralized by the Metaldyne properties from $13,474,210 to $16,700,000. The loan provides for monthly payments of principal and interest of $116,614 and bears interest at an annual rate of 7.48%, based on a 30-year amortization schedule, and matures in July 2011, at which time a balloon payment is scheduled. The loan is collateralized by a deed of trust on the Metaldyne properties and a lease assignment.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

C. On September 6, 2001, the Company purchased a property in Milford, Ohio for $14,869,110 and entered into a net lease with New Creative Enterprises, Inc. The lease provides for an initial annual rent of $1,576,200 with increases every two years based on a formula indexed to the CPI. The lease has an initial term of 20 years with five five-year renewal terms. In connection with the purchase, the Company obtained a $10,000,000 limited recourse mortgage loan which is collateralized by a mortgage and lease assignment. The loan provides for monthly payments of principal and interest of $68,897 at an annual interest rate of 7.35% based on a 30-year amortization schedule, and matures on October 1, 2011, at which time a balloon payment is scheduled.

D. On September 28, 2001, the Company purchased six properties which are located in Albermarle, Farmville and Old Fort, North Carolina, Marshall, Michigan and Holmesville and Springfield, Ohio for $27,434,555 and entered into a net lease with Collins & Aikman Corporation. The lease provides for an initial annual rent of $3,235,700 with annual increases based on a formula indexed to the CPI. The lease has an initial term of 20 years with two ten-year renewal terms.

        On October 5, 2001, the Company obtained a $17,000,000 limited recourse mortgage loan which is collateralized by a mortgage and lease assignment. The loan provides for monthly payments of principal and interest of $123,975 at an annual rate of 7.35% based on a 30-year amortization schedule, and matures in November 2011, at which time a balloon payment is scheduled.

Note 8.  Loss on Sale of Real Estate:

The company purchased a property in St. Louis, Missouri in 1998 and entered into a net lease with The Benjamin Ansehl Company ("Benjamin Ansehl"). During 2000, Benjamin Ansehl filed a petition of bankruptcy, and the lease was subsequently terminated. In August 2001, the Company sold the Benjamin Ansehl property for $2,903,486, and recognized a loss on sale of $346,481.

Note 9.  Accounting Pronouncement:

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No.
121. SFAS No. 144 is effective January 1, 2002 and is not expected to have a significant impact on the Company.

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

RESULTS OF OPERATIONS:

Net income for the three months and nine months ended September 30, 2001 of $5,689,000 and $16,612,000, respectively, is not directly comparable to net income of $5,023,000 and $12,695,000 for the three months and nine months ended September 30, 2000, respectively, as a result of substantial increases in CPA(R):14's asset base. As a result, net income for the comparable three-month and nine-month periods ended September 30, 2001 increased by $666,000 and $3,917,000, respectively.

Lease revenues (rental income and interest income from direct financing leases) have increased by $10,013,000 and $29,602,000 for the comparable three-month and nine-month periods, as a result of real estate purchases and the completion of build-to-suit projects. Solely as a result of properties acquired since December 31, 2000, annual lease revenues will increase $17,504,000. Property, general and administrative and interest expenses and depreciation have also increased due to the increase in CPA(R):14's asset base. Property expenses have increased because asset management and performance fees are determined by a formula based on CPA(R):14's investment in real estate assets. Such fees will increase as CPA(R):14 uses the proceeds from the current offering and additional mortgage financing to further diversify and increase investments in real estate. The increase in general and administrative expenses is due to increases in administrative reimbursements and certain business development costs incurred in connection with CPA(R):14's acquisition activity. In connection with acquiring properties, CPA(R):14 has used limited recourse mortgage financing (including $116,662,000 in 2001), which has resulted in a substantial increase in interest expense.

The increase in depreciation is attributable to the increase in real estate assets. Depreciation, a noncash charge which has no effect on cash flow, increased from $2,726,000 to $8,858,000 for the comparable nine-month periods. Since September 30, 2000, CPA(R):14's asset base has increased by approximately 90% to $878,975,000 as CPA(R):14 has entered into 26 new lease agreements on newly purchased properties and completed 8 build-to-suit projects on behalf of lessees. CPA(R):14's cash flow from operations increased by more than 100% for the comparable nine-month periods, net of a nonrecurring item of $4,568,000 from the release of escrow funds in 2001, while net income increased by 31%.

In August 2001, CPA(R):14 entered into a five-year lease agreement with Fleming Companies, Inc. for a vacant property in Grand Rapids, Michigan which had previously been leased to Ameriserve Food Distribution, Inc. The lease provides for annual rent of $1,219,000 of which CPA(R):14's share is $731,000. In October 2001, CPA(R):14 and its affiliate, Corporate Property Associates 12 Incorporated ("CPA(R):12"), the owners of the Grand Rapids property, funded $1,400,000 of improvements at the Fleming property which will result in an increase in additional annual lease revenues of $348,740, of which CPA(R):14's share is $209,244.

FINANCIAL CONDITION:

Management believes that CPA(R):14 will generate sufficient cash from operations and, if necessary, from the proceeds of mortgage financings, to meet its short-term and long-term liquidity needs.

Cash flows from operating activities of $35,541,000 includes the receipt of $4,568,000 of funds released from an escrow account. The escrow funds were assigned to the mortgage lender in connection with a bankruptcy settlement in 2000 regarding Ameriserve Food Distribution, Inc. The remaining $30,973,000 of cash provided from operations

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

and the $983,000 of equity distributions received in excess of equity income was sufficient to fund dividend payments of $23,092,000, scheduled mortgage principal payments of $1,757,000 and distributions to minority interests of $1,872,000. An additional $4,325,000 remains in escrow and is expected to be released and applied to reduce the loan balance on two Ameriserve properties in Michigan and New Jersey.

During the nine months ended September 30, 2001, CPA(R):14's investing activity included using $189,360,000 for the funding of build-to-suit projects, and the acquisition of properties leased to BLP UK Limited, Gibson Guitar Corp., Nexpak Corporation, Waddington North America, Inc, Special Devices, Inc., Metaldyne Company LLC, Gerber Scientific, Inc., New Creative Enterprises, Inc. and Collins & Aikman Corporation. Remaining costs to complete current build-to-suit projects are estimated at $8,971,000. CPA(R):14 also received a distribution of $15,003,000 from its equity investment in the Applied Materials, Inc. property, representing a return of amounts it had advanced during the construction period, and $2,903,000 from the August 2001 sale of the St. Louis, Missouri property formerly leased to The Benjamin Ansehl Company. As of October 31, 2001, CPA(R):14 has $139,361,000 available for additional investments in real estate.

In addition to paying dividends, scheduled mortgage principal installments and distributions to minority partners, CPA(R):14's financing activities for the nine months ended September 30, 2001 included obtaining $127,510,000 of net proceeds from its offering of common stock and $114,587,000 from limited recourse mortgage loans. CPA(R):14 had made $15,529,000 of prepayments on mortgage debt, of which $12,568,000 was from funds deposited in escrow. CPA(R):14 has raised $127,510,000 in 2001 from its second offering, which will conclude on November 16, 2001. Since September 30, 2001, CPA(R):14 has raised an additional $26,123,000 of equity.

CPA(R):14 is continuing to diversify its portfolio by using its net offering proceeds along with limited recourse mortgage financing to purchase properties subject to long-term net leases with corporate tenants on a single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property for real estate taxes, property maintenance and insurance costs. A net lease, therefore, limits the impact on CPA(R):14 of the effects of inflation on these property costs. CPA(R):14's leases, which generally have initial lease terms of 10 to 20 years and provide the lessee with options for renewal terms, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No.
121. SFAS No. 144 is effective January 1, 2002 and is not expected to have a significant impact on CPA(R):14.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $298,670,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of September 30, 2001 ranged from 6.27% to 6.48%. There has been no material change since December 31, 2000.

(in thousands)

                                2001      2002      2003       2004      2005    Thereafter     Total     Fair Value
                                ----      ----      ----       ----      ----    ----------     -----     ----------
Fixed rate                     $  735    $3,127    $3,403     $3,641    $3,988    $283,776     $298,670    $299,152
Average interest rate           7.61%     7.59%     7.59%      7.60%     7.60%       7.68%
Variable rate                  $4,208    $  179    $  193     $  211    $  222    $ 14,016     $ 19,029    $ 19,029


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An annual Shareholders meeting was held on September 20, 2001, at which time a vote was taken to elect CPA(R):14's directors through the solicitation of proxies. The following directors were elected for a one-year term:


        Name of Director             Total Shares Voting      Shares Voting Yes      Shares Voting No
        ----------------             -------------------      -----------------      ----------------
        William P. Carey                  23,251,324              23,229,866             21,458
        William Ruder                     23,251,324              23,221,694             29,630
        George E. Stoddard                23,251,324              23,180,017             71,307
        Warren G. Wintrub                 23,251,324              23,232,774             18,550
        Thomas E. Zacharias               23,251,324              23,231,324             20,000

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

        (a)     Exhibits:
                Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows as of September 30, 2001:

                     Shares registered:                                                            40,000,000

                     Aggregate price of offering amount registered:                              $400,000,000

                     Shares sold:                                                                  27,759,711

                     Aggregated offering price of amount sold:                                   $277,597,110

                     Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                         owning ten percent or more of any class of equity
                         securities of the issuer and to
                         affiliates of the issuer:                                                 $4,382,017

                     Direct or indirect payments to others:                                       $25,331,380

                     Net offering proceeds to the issuer after deducting expenses:               $247,883,713

                     Purchases of real estate:                                                   $161,448,134

                     Working capital reserves:                                                     $2,775,971

                     Temporary investments in cash and cash equivalents:                          $83,659,608

        (b)     Reports on Form 8-K:

                During the quarter ended September 30, 2001, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED




        11/12/01                By:     /s/ John J. Park
       ----------                       ----------------------------------------
          Date                              John J. Park
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)



        11/12/01                By:     /s/ Claude Fernandez
       ----------                       ----------------------------------------
          Date                              Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)