Form 10-K405
period 2001-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2002-03-28
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
   Annual report pursuant to section 13 of the securities exchange act of 1934

                      For the year ended DECEMBER 31, 2001

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


CPA(R):14 has no active market for common stock at March 22, 2002. Non-affiliates held 65,456,138 shares of common stock, $.001 Par Value outstanding at March 22, 2002.


CPA(R):14 incorporates by reference its definitive Proxy Statement with respect to its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within120 days following the end of its fiscal year, into
Part III of this Report.

                                     PART I


Item 1.  Business.

Corporate Property Associates 14 Incorporated ("CPA(R):14") is a Real Estate Investment Trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2001, CPA(R):14's portfolio consisted of 111 properties leased to 53 tenants and totaling more than 17.19 million square feet.

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

     o   indemnification of CPA(R):14 for environmental and other liabilities;
         and

     o   guarantees from parent companies or other entities.

CPA(R):14 was formed as a Maryland corporation on June 4, 1997. Between November 1997 and November 2001, CPA(R):14 sold a total of 65,794,280 shares of common stock for a total of $657,942,800 in gross offering proceeds. These proceeds are being combined with limited recourse mortgage debt to acquire a portfolio of properties. As a REIT, CPA(R):14 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

Carey Asset Management Corp., CPA(R):14's advisor, provides both strategic and day-to-day management for CPA(R):14, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CPA(R):14. Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CPA(R):14 functions as a fully integrated operating company. CPA(R):14 pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CPA(R):14 also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated and Corporate Property Associates 15 Incorporated. Carey Asset Management Corp. is a wholly-owned subsidiary of W.P. Carey & Co. LLC, a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):14's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2001, CPA(R):14 had no employees. Carey Asset Management Corp. employs 25 individuals who perform services for CPA(R):14.

BUSINESS OBJECTIVES AND STRATEGY

CPA(R):14's objectives are to:

     o pay quarterly dividends at an increasing rate that for taxable shareholders are partially free from current taxation;

     o purchase and own a portfolio of real estate that will increase in value; and

     o increase the equity in its real estate by making regular mortgage principal payments.

CPA(R):14 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CPA(R):14's portfolio is diversified by geography, property type and by tenant.

DEVELOPMENTS DURING 2001

On January 9, 2001, CPA(R):14 purchased a property in Doncaster, South Yorkshire, United Kingdom for a purchase price of approximately $8,702,000 (based on the exchange rate for the British Pound on the date of acquisition) and entered into a net lease with BLP UK Limited. The lease obligations of BLP

UK Limited are guaranteed by BLP Group PLC, ("BLP Group"). In connection with the purchase, CPA(R):14 obtained $5,690,000 of limited recourse mortgage financing. The BLP Group lease has a thirty year term, with annual rent of approximately $868,000 with stated rent increases of 9.27% every three years. BLP Group may exercise a purchase option, exercisable every five years, to purchase the property at the greater of (i) approximately $8,756,000 plus any prepayment charge on the mortgage loan or (ii) fair market value, as defined.

The $5,690,000 loan on the BLP Group property (based on the exchange rate for the British Pound on the date of the acquisition) is collateralized by the property and a lease assignment and provides for a twenty year loan term with quarterly principal and interest payments at a variable annual interest rate based on the London Interbank Offering Rate plus 1% with quarterly principal payments. Annual principal payments will increase over the term of the loan with principal payments initially of $14,224 increasing annually to $54,651 in the twentieth year. A balloon payment of approximately $3,261,000 will be due in January 2021.

On March 19, 2001, CPA(R):14 and the Mathews Company ("Mathews"), an unaffiliated third party, entered into two partnerships which purchased five properties in Nashville, Tennessee; Elgin, Illinois and Bozeman, Montana for $22,226,671 and entered into net leases with Gibson Guitar Corp. ("Gibson Guitar"). The Gibson Guitar leases have an initial term of 20 years followed by two ten-year renewal terms. Combined annual rent is $2,087,400 with rent increases every two years based on increases in the Consumer Price Index ("CPI").

The joint venture agreement between CPA(R):14 and Mathews provides that the cash flow from the Gibson Guitar properties be distributed to the joint venture partners as follows: (i) a fixed annual payment of $66,667 to CPA(R):14, (ii) a preferred return of 12.5% to each partner based on its equity contribution and
(iii) any remaining cash flow distributed 82.5% and 17.5% to CPA(R):14 and Mathews, respectively. In connection with the acquisition, CPA(R):14 assumed a limited recourse mortgage loan obligation collateralized by two of the Nashville properties of $2,075,541 with monthly payments of principal and interest of $16,061 at an annual interest rate of 7.57% with a balloon payment scheduled in May 2008.

On March 28, 2001, CPA(R):14 purchased a property in Duluth, Georgia for $13,612,565, of which $7,900,000 was financed with a limited recourse mortgage loan, and entered into a net lease with Nexpak Corporation ("Nexpak"). The lease provides for an initial annual rent of $1,313,000 with increases every three years based on a formula indexed to the CPI. The lease has an initial term of 20 years with two ten-year renewal terms. The limited recourse mortgage loan is collateralized by a deed of trust on the property and a lease assignment. The loan provides for monthly payments of principal and interest of $54,321 and provides for an annual rate of 7.33% and a 30-year amortization schedule. The loan matures on April 1, 2011, at which time a balloon payment is scheduled.

In April 2001, CPA(R):14 obtained a $3,800,000 limited recourse mortgage loan on its property in Kansas City, Missouri leased to Earle M. Jorgenson Company. The loan, which is collateralized by a deed of trust, provides for monthly payments of principal and interest of $27,408 at an annual interest rate of 7.82% based on a 30-year amortization schedule, and matures on February 1, 2008, at which time a balloon payment is scheduled.

On April 30, 2001, CPA(R):14 purchased four properties located in Florence, Kentucky; Chelmsford, Massachusetts; Lancaster, Texas and City of Industry, California for $17,801,047, and entered into a net lease with Waddington North America, Inc. ("Waddington"). The lease provides for an initial annual rent of $1,810,500 with increases every three years based on a formula indexed to the CPI, capped at 9.27%. The lease has an initial term of 20 years, with two ten-year renewal terms. CPA(R):14 subsequently obtained a $11,125,000 limited recourse mortgage loan collateralized by a deed of trust and a lease assignment on the four Waddington properties. The loan provides for monthly payments of interest and principal of $85,938 at an annual rate of 8.01% per annum based on a 30-year amortization schedule. The loan matures on July 11, 2011, at which time a balloon payment is scheduled. The loan is subject to prepayment premiums in the event of a voluntary prepayment until three months prior to maturity.

On June 5, 2001, CPA(R):14 and an affiliate, Corporate Property Associates 12 Incorporated ("CPA(R):12"), each with 50% ownership interests as tenants-in-common, purchased properties in Mesa, Arizona and Moorpark, California for $37,696,335 and entered into a net lease with Special Devices, Inc. ("SDI"). The lease provides for an initial annual rent of $3,924,000 (of which CPA(R):14's share is $1,962,000) with increases every two years based on a formula indexed to the CPI. The lease has an initial term of 20 years with two ten-year renewal terms. In connection with the purchase, CPA(R):14 and CPA(R):12 obtained a $17,500,000 limited recourse mortgage loan from a third-party lender and a $4,450,000 subordinated loan from SDI.

The $17,500,000 loan on the SDI properties provides for monthly payments of interest and principal of $126,826 at an annual rate of 7.87% based on a 30-year amortization schedule. The loan matures on July 1, 2011, at which time a balloon payment is scheduled. The loan may not be voluntarily prepaid until three months prior to maturity and is subject to prepayment premiums in the event of a voluntary prepayment. CPA(R):14's $4,450,000 note provided by SDI provides for quarterly payments of principal and interest of $113,750 at an annual rate of 9.3807% based on a 30-year amortization schedule. The loan, which matures on July 31, 2021, may be extended under certain circumstances and provides for rights of offset in the event that SDI does not meet its rental obligations or defaults on the lease.

In December 2000, CPA(R):14 purchased land and a building in Plymouth, Michigan for $10,224,816 and entered into a net lease with Simpson Industries, Inc. (now known as Metaldyne Company LLC ("Metaldyne"). In June and August 2001, CPA(R):14 purchased four additional properties in Twinsburg and Solon, Ohio and Rome, Georgia and in Niles, Illinois, respectively, for $17,742,955 and amended and restated the Metaldyne lease. As amended the lease has a remaining initial term of 20 years through June 2021 and an annual rent of $3,119,851 with annual CPI increases.

On June 29, 2001, CPA(R):14 obtained $13,747,210 of limited recourse mortgage financing collateralized by a deed of trust on the Metaldyne properties and a lease assignment. In connection with the purchase of the Niles property in August 2001, CPA(R):14 increased its limited recourse mortgage financing collateralized by the Metaldyne properties to $16,700,000. The loan provides for monthly payments of principal and interest of $116,614 and bears interest at an annual rate of 7.48%, based on a 30-year amortization schedule, and matures in July 2011, at which time a balloon payment is scheduled. The loan is collateralized by a deed of trust on the Metaldyne properties and a lease assignment.

On June 29, 2001, CPA(R):14 purchased a property in Helmond, the Netherlands for $5,445,026 and entered into a net lease with Nexpak. The lease has an initial term of 20 years with two ten-year renewal terms at an initial annual rent of $498,065 (based on the exchange rate for the Dutch Guilder (NLG) at the acquisition date), with increases every three years based on a formula indexed to increases in the CPI. CPA(R):14 has the option to take up to $77,500 of Nexpak's annual rent in U.S. Dollars rather than Dutch Guilders. In connection with the purchase, CPA(R):14 obtained mortgage financing of NLG 11,400,000 ($4,550,388). The loan has a term of ten years and provides for quarterly payments of interest at an annual rate of the sum of the EURIBOR rate and 1%. CPA(R):14 may elect a to-be-determined fixed rate and principal amortization based on a 25-year schedule.

In July 2001, CPA(R):14 obtained a $5,000,000 limited recourse mortgage loan on its property in Houston, Texas leased to Lennar Corporation. The loan, which is collateralized by a deed of trust and lease assignment, provides for monthly payments of principal and interest of $34,687 at an annual interest rate of 7.42% based on a 30-year amortization schedule, and matures on July 1, 2011, at which time a balloon payment is scheduled.

On July 30, 2001, CPA(R):14 purchased two properties in South Windsor, Connecticut and a property in Manchester, Connecticut for $20,628,272 and entered into a net lease with Gerber Scientific, Inc. ("Gerber"). The lease has an initial term of 17 years with two ten-year renewal terms at an initial annual rent of $2,117,750, with increases each year based on a formula indexed to increases in the CPI, capped at 4%. CPA(R):14 subsequently obtained a $12,500,000 limited recourse mortgage loan which is collateralized by a mortgage and lease assignment. The loan provides for monthly payments of principal and interest of $87,744 at an annual interest rate of 7.54% based on a 30-year amortization schedule, and matures on January 1, 2012, at which time a balloon payment is scheduled.

In August 2001, CPA(R):14 obtained a $12,500,000 limited recourse mortgage loan on its property in Rochester, Minnesota leased to Celestica Corporation. The loan, which is collateralized by a mortgage and lease assignment, provides for monthly payments of principal and interest of $94,088 at an annual interest rate of 7.71% based on a 30-year amortization schedule, and matures on August 1, 2016, at which time a balloon payment is scheduled.

In August 2001, CPA(R):14 and CPA(R):12 entered into a five-year lease agreement with Fleming Companies, Inc. for a vacant property in Grand Rapids, Michigan which had previously been leased to Ameriserve Food Distribution, Inc. The lease provides for annual rent of $1,219,000. CPA(R):14 and CPA(R):12 funded $1,400,000 of improvements at the Fleming property which will result in an increase in additional annual lease revenues of $348,740.

CPA(R):14 purchased a property in St. Louis, Missouri in 1998 and entered into a net lease with The Benjamin Ansehl Company ("Benjamin Ansehl"). During 2000, Benjamin Ansehl filed a petition of bankruptcy, and the lease was subsequently terminated. In August 2001, CPA(R):14 sold the Benjamin Ansehl property for $2,903,486, net of closing costs.

On September 6, 2001, CPA(R):14 purchased a property in Milford, Ohio for $14,869,110 and entered into a net lease with New Creative Enterprises, Inc. The lease provides for an initial annual rent of $1,576,200 with increases every two years based on a formula indexed to the CPI. The lease has an initial term of 20 years with five five-year renewal terms. In connection with the purchase, CPA(R):14 obtained a $10,000,000 limited recourse mortgage loan which is collateralized by a mortgage and lease assignment. The loan provides for monthly payments of principal and interest of $68,897 at an annual interest rate of 7.35% based on a 30-year amortization schedule, and matures on October 1, 2011, at which time a balloon payment is scheduled.

On September 28, 2001, CPA(R):14 purchased six properties which are located in Albermarle, Farmville and Old Fort, North Carolina, Marshall, Michigan and Holmesville, Ohio and Springfield, Tennessee for $27,434,555 and entered into a net lease with Collins & Aikman Corporation. The lease provides for an initial annual rent of $3,235,700 with annual increases based on a formula indexed to the CPI. The lease has an initial term of 20 years with two ten-year renewal terms. On October 5, 2001, CPA(R):14 obtained a $17,000,000 limited recourse mortgage loan which is collateralized by a mortgage and lease assignment. The loan provides for monthly payments of principal and interest of $123,975 at an annual rate of 7.35% based on a 30-year amortization schedule, and matures in November 2011, at which time a balloon payment is scheduled.

In October 2001, CPA(R):14 obtained two limited recourse mortgage loans totaling $17,500,000 on five properties leased to APW North America, Inc. ("APW"). The loans, which are collateralized by deeds of trust on the APW properties, provide for combined monthly payments of principal and interest of $124,805 at an annual interest rate of 7.10% based on a 30-year amortization schedule, and mature on November 1, 2011, at which time balloon payments are scheduled.

On November 28, 2001, CPA(R):14 and Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliate, formed two limited partnerships which purchased thirteen properties for $71,971,174 and entered into two net leases with Petsmart, Inc. ("Petsmart"). In connection with the acquisition, the limited partnerships obtained limited recourse mortgage financing of $43,125,000. CPA(R):15 had an initial limited partnership ownership interest of ..001% and has an option to increase such ownership interest to 30% by no later than December 31, 2004. CPA(R):15 exercised its purchase option in March 2002. The Petsmart leases have an initial term of 20 years followed by a ten-year renewal option and thereafter by two five-year options. Initial annual rent is $7,262,750 with stated increases of 9% every five years. The limited recourse mortgage loans are collateralized by deeds of trust and lease assignments and provide for monthly payments of interest and principal of $307,464 at an annual fixed rate of 7.70% based on a 30-year amortization schedule. The loans mature on December 1, 2011 at which time balloon payments are scheduled.

On December 20, 2001, CPA(R):14 and CPA(R):15 formed a limited partnership which purchased three properties in Cincinnati, Ohio; Norcross, Georgia and Elkwood, Virginia for $12,974,479 and entered into a master net lease with Builders First Source-Atlanta Group, Inc. and Builders First Source-Ohio Valley, Inc., collectively, as lessee. The lease obligations are unconditionally guaranteed by the lessees' parent company, Builders FirstSource, Inc. ("Builders First"). CPA(R):15 had an initial limited partnership ownership interest of 1% and has an option to increase such ownership interest to 40% by no later than December 31, 2004. CPA(R):15 exercised its purchase option in March 2002.

The Builders First lease has an initial term of fifteen years with two ten-year renewal options with an initial annual rent of $1,384,377. The lease provides for rent increases every two years based on a formula indexed to increases in the CPI, capped at 2% per year compounded for each rent increase. In February 2002, the limited partnership obtained limited recourse mortgage financing of $7,600,000 collateralized by a deed of trust and a lease assignment and provides for monthly payments of interest and principal of $56,510 at any annual interest rate of 7.57% based on a 25-year amortization schedule. The loan matures in February 2012 at which time a balloon payment is scheduled.

In November 1999, CPA(R):14 entered into a build-to-suit transaction with Atrium Companies, Inc. ("Atrium") for a property in Wylie, Texas which was subsequently placed in service in August 2000 at a cost of $8,716,984. On December 1, 2001, CPA(R):14 purchased two additional properties in Welcome, North Carolina and Murrysville, Pennsylvania for $16,963,351 and entered into a net lease with Atrium for the Wylie property and the two newly-purchased properties. The master lease for the three properties has an initial lease term of 20 years with two five-year renewal options. The lease provides for initial annual rent of $2,690,247 with rent increases every two years based on a formula indexed to increases in the CPI, capped at 5%. If, for any two-year rent increase period, the CPI is less than 5%, the difference between 5% and the actual percentage increase will be carried forward for purposes of calculating subsequent rent increases. CPA(R):14 obtained a $14,000,000 limited recourse mortgage loan which is collateralized by a deed of trust and a lease assignment and provides for monthly payments of interest and principal of $95,505 at an annual interest rate of 7.25% based on a 30-year amortization schedule. The loan matures on November 1, 2011, at which time a balloon payment is scheduled.

On December 19, 2001, CPA(R):14 purchased a property in Richardson, Texas for $48,453,608 and entered into a net lease with Nortel Networks, Inc. ("Nortel"). The lease obligations of Nortel have been unconditionally guaranteed by its parent company, Nortel Networks Limited. The lease has an initial term of fifteen years with four five-year renewal options, and provides for an initial annual rent of $5,287,500 with stated increases every five years. CPA(R):14 obtained a $30,000,000 limited recourse mortgage loan which is collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of principal and interest of $206,692 at an annual interest rate of 7.35% based on a 30-year amortization schedule, and matures on January 1, 2012, at which time a balloon payment is scheduled.

On December 28, 2001, CPA(R):14 purchased properties in Union, New Jersey; Grand Prairie, Texas and Allentown and Philadelphia, Pennsylvania for $10,119,297 and entered into a net lease with Lincoln Technical Institute, Inc. The lease has an initial term of fifteen years with two ten-year renewal options, and provides for an initial annual rent of $1,174,035 with annual increases based on a formula indexed to increases in the CPI. In connection with the purchase, CPA(R):14 obtained a $6,300,000 limited recourse mortgage loan which is collateralized by a mortgage and a lease assignment. The loan provides for monthly payments of principal and interest of $47,318 at an annual interest rate of 7.58% based on a 25-year amortization schedule, and matures on January 1, 2012, at which time a balloon payment is scheduled.

On December 28, 2001, CPA(R):14 purchased a property in Turku, Finland for 27,308,849 Euros ($24,606,911 as of the purchase date) and entered into a net lease with Wallac Oy. The lease obligations of Wallac Oy are unconditionally guaranteed by its parent company, PerkinElmer, Inc. The lease has an initial term of twenty years with three five-year renewal options, and provides for an initial annual rent of 2,636,885 Euros ($2,333,949 as of the purchase date), with annual increases for the first five years and every five years thereafter based on a formula indexed to increases in the Finnish Cost of Living Index. In connection with the purchase, CPA(R):14 obtained a 20,500,000 Euros loan ($24,606,911 as of the purchase date) which provides for quarterly payments of principal and interest of 465,914 Euros ($412,388 as of the purchase date) at an annual interest rate of 6.091%. Principal is payable based on a 3% annuity per annum. The loan matures on December 28, 2011, at which time a balloon payment is scheduled.

Since December 31, 2001, CPA(R):14 has purchased five properties for $26,044,593 (including a build-to-suit commitment) and entered into net leases with UTI Holdings, Inc. and PW Eagle, Inc.

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

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):14 uses leverage, generally limited recourse mortgage financing, when available on favorable terms. CPA(R):14 has approximately $463,864,022 in property level debt outstanding. These mortgages mature between 2008 and 2026 and have interest rates between 4.94% and 8.85%. Carey Asset Management Corp. continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

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

        Leases with Increasing Rent. Carey Asset Management Corp. typically includes, or attempts to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are generally tied to increases in indices such as the consumer price index. In the case of retail stores, these leases often provide for participation in gross sales above a stated level. The lease may also provide for mandated rental increases on specific dates or other methods that may not have been in existence or contemplated by us as of the date of this report. Carey Asset Management Corp. seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term.

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

        Diversification. Carey Asset Management Corp. will continue to diversify CPA(R):14's portfolio to avoid dependence on any one particular tenant, type of facility, geographic location or tenant industry. By diversifying CPA(R):14's portfolio, Carey Asset Management Corp. reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

Carey Asset Management Corp. uses a variety of other strategies in connection with its acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant or the stock of the parent of the tenant. If the value of the stock exceeds the exercise price of the warrant, equity enhancements help CPA(R):14 to achieve its goal of increasing funds available for the payment of distributions.

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

Each property purchased by CPA(R):14 has been and future purchases will be appraised by an independent appraiser. CPA(R):14 will not purchase any property that has a total property cost (the purchase price of the property plus all acquisition fees) which is in excess of its appraised value. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee's credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by CPA(R):14 may be greater or less than the appraised value.

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

HOLDING PERIOD

CPA(R):14 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):14 shareholders. If CPA(R):14's common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CPA(R):14 will generally begin selling properties within eight years after the proceeds of its recently completed public offering are substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidation strategy which is likely to result in the greatest value for the shareholders.

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

INDUSTRY SEGMENT

CPA(R):14 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2001, no lessee represented 10% or more of the total operating revenue of CPA(R):14.

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

      Our properties consist predominantly of net leased industrial and commercial properties located in the United States. An investment in CPA(R):14 is subject to risks incident to the ownership and operation of these types of properties, including:

         o    changes in the general economic climate;

         o changes in local conditions such as an oversupply of space or reduction in demand for real estate;

         o    changes in interest rates and the availability of financing;

         o    competition from other available space; and

         o changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

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

      Most of our properties are occupied by a single tenant and, therefore, the success of our investments are materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet the mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

      The bankruptcy of tenants would cause a reduction in revenue.

      A tenant in bankruptcy could cause

         o    the loss of lease payments;

         o    an increase in the costs incurred to carry the property;

         o    a reduction in the value of shares; and

         o    a decrease in distributions to shareholders.

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

      Carey Asset Management Corp. manages our business and selects our real estate investments. Carey Asset Management Corp. has some conflicts of interest in its management of CPA(R):14 which arise primarily from the involvement of Carey Asset Management Corp. and its affiliates in other activities that may conflict with CPA(R):14. The activities in which a conflict could arise between CPA(R):14 and Carey Asset Management Corp. are:

         o the receipt of commissions, fees and other compensation by Carey Asset Management Corp. and its affiliates for property purchases, leases, sales and financing for CPA(R):14,

         o non-arms length agreements between CPA(R):14 and Carey Asset Management Corp. or any of its affiliates,

         o purchases and loans from affiliates, subject to CPA(R):14's investment procedures, objectives and policies, and

         o    competition with certain affiliates for property acquisitions.

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

      We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CPA(R):14:

         o Responsibility and liability for the cost of removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants.

         o Liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances.

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

      Provisions of Maryland law applicable to us prohibit business combinations with:

         o any person who beneficially owns 10% or more of the voting power of outstanding shares;

         o an affiliate of us who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares ("an interested shareholder"); or

         o    an affiliate of an interested shareholder.

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

      We own properties in the United Kingdom, the Netherlands and Finland and we may purchase additional property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

         o    changing governmental rules and policies;

         o enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

         o    variations in the currency exchange rates;

         o adverse market conditions caused by changes in national or local economic conditions;

         o    changes in relative interest rates;

         o change in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

         o changes in real estate and other tax rates and other operating expenses in particular countries;

         o    changes in land use and zoning laws; and

         o    more stringent environmental laws or changes in such laws.

Item 2.  Properties.

Set forth below is certain information relating to CPA(R):14's properties owned as of December 31, 2001.

                                                                                    SHARE OF
                                                                       RENT PER     CURRENT
  LEASE OBLIGOR/                                          SQUARE        SQUARE       ANNUAL      INCREASE      LEASE        MAXIMUM
   LOCATION                     OWNERSHIP INTEREST(1)     FOOTAGE        FOOT       RENTS(2)      FACTOR       TERM          TERM
  --------------                ---------------------     ---------    --------     --------     --------      -----        -------
PETSMART, INC. (3)(5)
  Phoenix, AZ; Westlake
  Village, CA; Boca Raton,
  Lake Mary, Tallahassee,          99.999% interest
  Plantation, FL; Evanston,         in two limited
  IL; Braintree, MA; Oxon         partnerships owning       946,177       7.68      7,262,677     Stated     Nov. 2021     Nov. 2041
  Hill, MD; Flint, MI;             land and buildings
  Fridley, MN; Dallas,
  Southlake, TX

NORTEL NETWORKS LIMITED(3)
  Richardson, TX                         100%               282,000      18.75      5,287,500     Stated     Dec. 2016     Dec. 2036

ATRIUM COMPANIES, INC.(3)
  Dallas and
  Greenville(2), TX                      100%             1,055,077       1.97      2,075,000       CPI      Jul. 2020     Jul. 2030
  Welcome, NC;
  Murrysville, PA;
  Wylie, TX                              100%               774,252       3.47      2,690,247       CPI      Aug. 2020     Aug. 2020
                                                          ---------                 ---------
             Total:                                       1,829,329                 4,765,247

ADVANCE PARADIGM, INC.(3)
  Scottsdale, AZ                         100%               354,888      12.12      4,300,000      None      Sep. 2021     Sep. 2051

FEDERAL EXPRESS
  CORPORATION(3)
                                  60% interest in a
                                  limited liability
  Collierville, TN               company owning land        390,380      16.65      3,900,495       CPI      Nov. 2019     Nov. 2029
                                     and building

COLLINS & AIKMAN
  CORPORATION(3)
  Marshall, MI; Albemarle,
  Farmville and Old Fort,
  NC; Holmesville, OH;                   100%             1,924,174       1.68      3,235,700       CPI      Sep. 2021     Sep. 2041
  Springfield, TN

METALDYNE COMPANY LLC(3)
  Rome, GA; Niles, IL;
     Plymouth,                           100%               534,500       5.84      3,119,851       CPI      Jun. 2021     Jun. 2041
  MI; Solon and
     Twinsburg, OH

APPLIED MATERIALS, INC.
  (ETEC SYSTEMS, INC.)(3)
                                 49.99% interest in a
                                  limited liability
  Hayward, CA                    company owning land        342,000      27.47      3,099,771       CPI      Sep. 2014     Jan. 2030
                                     and building

ADVANCED MICRO
  DEVICES, INC.(3)
                                33 1/3% interest in a
                                  limited liability
  Sunnyvale, CA                  company owning land        362,000      25.26      3,048,195       CPI      Dec. 2018     Dec. 2038
                                    and buildings


                                                                                     SHARE OF
                                                                        RENT PER     CURRENT
  LEASE OBLIGOR/                                            SQUARE       SQUARE       ANNUAL     INCREASE     LEASE       MAXIMUM
   LOCATION                       OWNERSHIP INTEREST(1)     FOOTAGE       FOOT       RENTS(2)     FACTOR       TERM        TERM
  --------------                  ---------------------    ---------    --------     ---------   --------   ---------    ----------

GALYAN'S TRADING COMPANY(3)
  Kennesaw, GA;
  Plainfield, IN; Leawood,               100%               545,252       5.37      2,925,839     Stated     Aug. 2019     Aug. 2059
  KS

APW NORTH AMERICA,
  INC.(3)
  Monon, IN; Champlin, MN;
  Robbinsville, NJ; North
  Salt Lake City, UT;                    100%               841,317       3.29      2,769,899       CPI       May 2017      May 2027
  Radford, VA

AMERIX CORP.(3)
  Columbia, MD                           100%               159,577      15.40      2,457,833       CPI      Dec. 2016     Dec. 2036

SPECIAL DEVICES, INC.(3)
  Moorpark, CA; Mesa, AZ                 50%                249,275      15.74      1,962,000       CPI      Jun. 2021     Jun. 2041

BUILDERS FIRSTSOURCE, INC.
  Harrisburg, NC                         100%               174,000       5.84      1,016,083       CPI      Dec. 2019     Dec. 2029
                                  99% interest in a
                                 limited partnership
  Norcross, GA; Elkwood,           owning land and
  VA; Cincinnati, OH                  buildings(6)          389,261       3.56      1,370,533       CPI      Dec. 2016     Dec. 2036
                                                          ---------                 ---------
             Total:                                         563,261                 2,386,616

PERKINELMER, INC.(3)
  Turku, Finland                         100%               282,600       8.27      2,336,276(4)    CPI      Dec. 2021     Dec. 2036

CELESTICA CORPORATION(3)
  Rochester, MN                          100%               200,000      10.97      2,193,900     Stated     Jul. 2016     Jul. 2026

BUFFETS, INC.(3)
  Eagan, MN                              100%               100,000      21.26      2,126,250       CPI      Sep. 2020     Sep. 2040

GERBER SCIENTIFIC, INC.(3)
  South Windsor (2) and                  100%               347,500       6.09      2,117,750       CPI      Jul. 2018     Jul. 2038
  Manchester, CT

CHECKFREE HOLDINGS, INC.(3)
                                  50% interest in a
                                  limited liability
  Norcross, GA                   company owning land        220,675      18.92      2,088,107       CPI      Dec. 2015     Dec. 2015
                                     and building

BEST BUY CO., INC.
  Torrance, CA                           100%               103,686      18.78      1,946,930     Stated     Jan. 2005     Jan. 2010

MCLANE COMPANY, INC.(3)
                                60% interest in a two
  Shawnee, KS; Burlington,        limited liability
  NJ; Manassas, VA              companies owning land       686,168       4.62      1,902,748       CPI      Dec. 2020     Dec. 2040
                                    and buildings

STELLEX TECHNOLOGIES, INC.
  Valencia, CA; North                    100%               281,889       6.68      1,882,934       CPI      Mar. 2020     Mar. 2040
  Amityville, NY

                                                                                     SHARE OF
                                                                       RENT PER      CURRENT
  LEASE OBLIGOR/                                           SQUARE       SQUARE       ANNUAL      INCREASE      LEASE        MAXIMUM
   LOCATION                       OWNERSHIP INTEREST(1)    FOOTAGE       FOOT        RENTS(2)     FACTOR       TERM          TERM
  --------------                  ---------------------   ---------    --------     ---------    --------      -----        -------

INSTITUTIONAL JOBBERS
  COMPANY(3)
  Valdosta, GA; Johnson                  100%               411,417       4.49      1,848,575     Stated     Dec. 2019     Dec. 2028
  City, TN

NEXPAK CORPORATION(3)
  Duluth, GA                             100%               221,374       5.93      1,313,000       CPI      Mar. 2021     Mar. 2041
  Helmond, The Netherlands                100%              173,884       3.01        522,6004      CPI      Jun. 2021     Jun. 2041
                                                          ---------                 ---------
                                                            395,258                 1,835,600

WADDINGTON NORTH AMERICA,
  INC.(3)
  City of Industry, CA;
  Florence, KY; Chemsford,               100%               369,870       4.89      1,810,500       CPI      Apr. 2021     Apr. 2041
  MA; Lancaster, TX

GIBSON GUITAR CORP.(3)
                                 85% interest in two
  Bozeman, MT; Elgin, IL;        limited partnerships
  Nashville, TN (2)                owning land and          336,721       6.20      1,774,290       CPI      Mar. 2021     Mar. 2021
                                      buildings

NEW CREATIVE ENTERPRISES,
  INC.(3)
  Milford, OH                            100%               437,000       3.61      1,576,200       CPI      Sep. 2021     Sep. 2041

CONSOLIDATED THEATERS
  HOLDING, G.P.(3)
  Midlothian, VA                         100%                88,000      17.62      1,550,667     Stated     Aug. 2020     Aug. 2030

RAVE REVIEWS CINEMAS, L.L.C.
  Pensacola, FL                          100%                57,126      12.19        696,417       CPI      Jul. 2021     Jul. 2041
  Port St. Lucie, FL                     100%                52,825      13.41        708,406       CPI      Aug. 2021     Aug. 2041
                                                          ---------                 ---------
              Total:                                        109,951                 1,404,823

PRODUCTION RESOURCE
  GROUP LLC(3)
  Las Vegas, NV                          100%               127,796       7.37        941,773       CPI      Mar. 2014     Mar. 2024
  Burbank and
  Los Angeles, CA                        100%                64,236       6.53        419,205       CPI      Oct. 2014     Oct. 2024
                                                          ---------                 ---------
             Total:                                         192,032                 1,360,978

FITNESS HOLDINGS, INC.(3)
  Salt Lake City, UT                     100%                36,851      16.15        595,140       CPI       May 2020      May 2035
  St. Charles, MO3                       100%                38,432      18.77        721,526       CPI      Dec. 2020     Dec. 2035
                                                          ---------                 ---------
             Total:                                          75,283                 1,316,666

COMPUCOM SYSTEMS, INC.(3)
                                33 1/3% interest in a
                                  limited liability
  Dallas, TX                     company owning land        242,333      16.15      1,304,536       CPI      Apr. 2019     Apr. 2029
                                     and building

THE BON-TON DEPARTMENT
  STORES, INC.(3)
  York, PA (2)                           100%               301,337       4.18      1,259,250       CPI      Dec. 2020     Dec. 2050

BARJAN PRODUCTS L.L.C.
  Rock Island, IL                        100%               241,950       5.13      1,242,364     Stated     Oct. 2016     Oct. 2026

TRANSCORE HOLDINGS INC.(3)
  Albuquerque, NM                        100%                74,747      15.98      1,194,109     Stated     Sep. 2015     Sep. 2030

METAGENICS, INC.
  San Clemente, CA                       100%                88,070      13.49      1,188,288     Stated     Aug. 2011     Aug. 2021

                                                                                     SHARE OF
                                                                       RENT PER      CURRENT
  LEASE OBLIGOR/                                           SQUARE       SQUARE       ANNUAL       INCREASE      LEASE        MAXIMUM
   LOCATION                       OWNERSHIP INTEREST(1)    FOOTAGE       FOOT        RENTS(2)      FACTOR       TERM          TERM
  --------------                  ---------------------   ---------    --------     ---------     --------      -----        -------

LINCOLN TECHNICAL
  INSTITUTE, INC.(3)
  Union, NJ; Grand
  Prairie, TX; Allentown                 100%               158,202       7.42      1,174,035       CPI      Dec. 2016     Dec. 2016
  and Philadelphia, PA

TEXTRON, INC.(3)
                                  50% interest in a
                                  limited liability
  Gilbert, AZ                    company owning land        243,370       9.35      1,137,375       CPI      Jan. 2019     Jan. 2039
                                     and building

MERIDIAN AUTOMOTIVE
  SYSTEMS, INC.
  Salisbury, NC                          100%               333,830       3.39      1,132,801     Stated     Jun. 2016     Jun. 2036

FLEMING COMPANIES, INC.
                                  60% interest in a
                                  limited liability
  Grand Rapids, MI               company owning land        176,941       8.58        910,483     Stated     Jul. 2006     Jul. 2026
                                     and bulding

INTERNATIONAL GARDEN
  PRODUCTS, INC.
  Lakewood, NJ                           100%               220,520       3.93        866,250       CPI      Dec. 2001     Dec. 2011

TOWNE HOLDINGS, INC.(3)
  Elk Grove Village, IL                  100%                46,672      18.46        861,664       CPI      Oct. 2020     Oct. 2040

BLP GROUP PLC(3)
  Doncaster, South                       100%               351,515       2.39        841,740(4)  Stated     Jan. 2031     Jan. 2031
  Yorkshire, United Kingdom

BURLINGTON MOTOR
  CARRIERS, INC.
  Daleville, IN                          100%               106,352       7.84        833,342       CPI      Jun. 2018     Jun. 2028

LENNAR CORPORATION(3)
  Houston, TX                            100%                52,144      13.42        700,000       CPI      Oct. 2015     Oct. 2035

SCOTT COMPANIES, INC.(3)
  Gardena, CA                            100%                86,924       7.83        681,000       CPI      Aug. 2019     Aug. 2034

BRASHEAR LP(3)
  Pittsburgh, PA                         100%               146,103       4.40        643,500       CPI      Nov. 2013     Nov. 2023

EARLE M. JORGENSEN COMPANY(3)
  Kansas City, MO                        100%               120,855       5.19        627,059       CPI      Mar. 2020     Mar. 2040

WEST UNION CORPORATION(3)
  Tempe, AZ                              100%               116,922       4.55        532,350     Stated     Jan. 2015     Jan. 2035

MCCOY, INC.(3)
                                  90% interest in a
                                 limited partnership
  Houston, TX                      owning land and          140,030       3.72        468,720     Stated     Sep. 2007     Sep. 2007
                                       building

NEWPARK RESOURCES, INC.
  Lafayette, LA                          100%                34,893      10.53        367,500       CPI      Nov. 2017     Nov. 2027

                                                                                    SHARE OF
                                                                       RENT PER     CURRENT
  LEASE OBLIGOR/                                          SQUARE        SQUARE       ANNUAL      INCREASE      LEASE        MAXIMUM
   LOCATION                     OWNERSHIP INTEREST(1)     FOOTAGE        FOOT       RENTS(2)      FACTOR       TERM          TERM
  --------------                ---------------------     ---------    --------     --------     --------      -----        -------

VARIOUS TENANTS(3)
                                  85% interest in a
                                 limited partnership                                                         Mar. 2003     Mar. 2003
  Nashville, TN                    owning land and           35,994       4.58        140,020     Stated      through       through
                                       building                                                              Oct. 2006     Oct. 2006

VACANT
  Lindon, UT                             100%                88,221



      1.    Percentage of ownership in land and building, except as noted.

      2. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

      3.    These properties are encumbered by mortgage notes payable.

      4.    Based on exchange rates at December 31, 2001.

      5. 29.999% interest sold to affiliate in February 2002 pursuant to purchase option in limited partnership agreements.

      6. 39% interest sold to affiliate in February 2002 pursuant to purchase option in limited partnership agreement.

Item 3.  Legal Proceedings.

As of the date hereof, CPA(R):14 is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to CPA(R):14's common equity is hereby incorporated by reference to page 24 of CPA(R):14's Annual Report contained in Appendix A.

Item 6.  Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of CPA(R):14's Annual Report contained in appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 7 of CPA(R):14's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Approximately $445,333,000 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2001 ranged from 7.09% to 8.85%. The interest rate on the variable rate debt as of December 31, 2001 ranged from 5.125% to 6.480%.


(in thousands)             2002       2003       2004       2005       2006     Thereafter       Total      Fair Value
                          ------     ------     ------     ------     ------    ----------      -------     ----------
Fixed rate debt           $4,968     $5,386     $5,741     $6,268     $6,765      $416,205      $445,333   $443,422
Weighted average
    interest rate           7.59%      7.59%      7.60%      7.61%      7.61%         7.74%
Variable rate debt        $3,978     $  192     $  209     $  221     $  227      $ 13,704      $ 18,531   $ 18,531

CPA(R):14 conducts business in the United Kingdom, Finland and The Netherlands. The foreign operations were not significant to CPA(R):14's consolidated financial position, results of operations or cash flows during the three-year period ended December 31, 2001. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three-year period ended December 31, 2001. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. One lease provides CPA(R):14 the option to receive up to $77,500 of its rents in U.S. dollars or the functional local currency. Under accounting principles generally accepted in the United States, this option is considered a derivative instrument. Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from CPA(R):14's foreign operations are as follows:


(in thousands)                         2002        2003         2004         2005        2006      Thereafter        Total
                                      ------      ------       ------       -------     ------     ----------       -------
Rental income(1)                      $2,857      $2,857       $2,857        $2,857     $2,857        $42,823       $57,108
Interest income from direct
    financing leases(1)               $  842      $  842       $  920        $  920     $  920        $33,630       $38,074


Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2001 and thereafter are as follows:



(in thousands)                         2002        2003         2004         2005        2006      Thereafter        Total
                                      ------      ------       ------       -------     ------     ----------       -------
Fixed rate debt(1)                      $661        $698         $742         $788        $837        $19,095       $22,821
Variable rate debt(1)                   $ 60        $ 63         $ 68         $ 72        $ 77        $ 5,134       $ 5,474

----------------
(1) Based on December 31, 2001 exchange rate. The mortgage notes are denominated in the functional currency of the country of each property.

Item 8.   Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of CPA(R):14 are hereby incorporated by reference to pages 8 to 23 of CPA(R):14's Annual Report contained in Appendix A:

  (i)  Report of Independent Accountants
 (ii)  Consolidated Balance Sheets at December 31, 2000 and 2001.
(iii) Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001.
 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001.
  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.
 (vi)  Notes to Consolidated Financial Statements.

Item 9.  Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

This information will be contained in CPA(R):14's definitive Proxy Statement with respect to CPA(R):14's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of CPA(R):14's fiscal year, and is hereby incorporated by reference.


Item 11.  Executive Compensation.

This information will be contained in CPA(R):14's definitive Proxy Statement with respect to CPA(R):14's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of CPA(R):14's fiscal year, and is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

This information will be contained in CPA(R):14's definitive Proxy Statement with respect to CPA(R):14's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of CPA(R):14's fiscal year, and is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

This information will be contained in CPA(R):14's definitive Proxy Statement with respect to CPA(R):14's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the CPA(R):14's fiscal year, and is hereby incorporated by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)    1.  Consolidated Financial Statements:

               The following consolidated financial statements are filed as a part of this Report:

                   Report of Independent Accountants.

                   Consolidated Balance Sheets, December 31, 2000 and 2001.

                   Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001.

                   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001.

                   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

                   Notes to Consolidated Financial Statements.

                The consolidated financial statements are hereby incorporated by reference to pages 8 to 23 of CPA(R):14's Annual Report contained in Appendix A.

    (a)    2.  Financial Statement Schedule:

               The following schedules are filed as a part of this Report:

                  Report of Independent Accountants.

                   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001.

                   Schedule III of Registrant is contained on pages 30 to 36 of this Form 10-K.

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

Exhibit
  No.                            Description                                       Method of Filing
------                           -----------                                       ----------------
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

10.1        Amended Advisory Agreement.                                     Exhibit 10.1 to Registration Statement
                                                                            (Form S-11) No. 333-31437

Exhibit
  No.                            Description                                       Method of Filing
------                           -----------                                       ----------------
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

10.2(2)     Lease Agreement dated July 27, 1998 by and between Best (CA)    Exhibit 10.2(2) to Registration
            QRS 14-4, as Landlord, and Best Co. Inc., as Tenants.           Statement (Form S-11) No. 333- 76761

10.2(3)     Lease Agreement dated July 27, 1998 by and between Best (CA)    Exhibit 10.2(3) to Registrant's Form
            QRS 14-4, as Landlord, and Best Co. Inc., as Tenants.           Post AM dated April 19, 1999

10.2(4)     Lease Agreement date July 27, 19998 by and between Best (CA)    Exhibit 10.2 to Registrant's Form 10-k
            QRS 14-4, as Landlord, and Best Buy Co. Inc. as Tenants.        for the year ended December 31, 1998,
                                                                            dated March 30, 1999

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

10.3(5)     Lease Agreement date July 29, 1998 by and between META (CA)     Exhibit 10.3 to Registrant's form 8-K
            QRS 14-16, as Landlord, and Metagenics Incorporated, as         dated February 2, 1999
            Tenants.

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
            Tenants.


Exhibit
  No.                            Description                                       Method of Filing
------                           -----------                                       ----------------

10.4(2)     Lease Agreement dated July 29, 1998 by and between META (CA)    Exhibit 10.4(2) to Registration
            QRS 14-16, as Landlord, and Metagenics Incorporated, as         Statement (Form S-11) No. 333-76761
            Tenants.

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

10.5(2)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)   Exhibit 10.5 (2) (Form S-11) No. 333-
            QRS 14-3, as Landlord, and Burlington Motor Carrier Inc., as    76761
            Tenants.

10.5(3)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)   Exhibit 10.5 to Registrant's Post
            QRS 14-3, as Landlord, and Burlington Motor Carrier as          Effective Amendment No. 2 dated April
            Tenants.                                                        19, 1999

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
            Tenants



Exhibit
  No.                            Description                                       Method of Filing
------                           -----------                                       ----------------
10.6(3)     Lease Agreement dated November 24, 1998 by and between BAC      Exhibit 10.6(3) to Registrant's Post
            (MO) QRS 14-10, as Landlord, and The Benjamin Ansehl Co., as    Effective Amendment to Form S-11
            Tenants.                                                        Date April 19, 1999

10.6(5)     Lease Agreement dated November 24, 1998 by and between BAC      Exhibit 10.6 to Registrant's Form 10-K
            (MO) QRS 14-10, Inc., as Landlord, and The Benjamin Ansehl      for the year ended December 31, 1998,
            Co., as Tenants.                                                dated February 2,1999

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

10.7(5)     Lease Agreement dated December 28, 1998 by and between CBS      Exhibit 10.7 to Registrant's Form 8-K,
            (PA) QRS 14-12, Inc. as Landlord, and Contraves Brashear        dated February 2, 1999
            Systems L. P., as Tenants.

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

10.8(2)     Lease Agreement dated December 28, 1998 by and between CBS      Exhibit 10.8 (2) to Registration
            (PA) QRS 14-12, as Landlord, and Contraves Brashear Systems,    (Form S-11) No. 333-76761
            L.P., as Tenants.

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



Exhibit
  No.                            Description                                       Method of Filing
------                           -----------                                       ----------------

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

10.31(4)    Form of Wholesaling Agreement.                                  Exhibit 10.31(4) to Registrant's
                                                                            Post-Effective Amendment No. 1 dated
                                                                            April 28, 2000

10.31(5)    Form of Wholesaling Agreement.                                  Exhibit 10.31(4) to Registrant's
                                                                            Post-Effective Amendment No. 2 dated
                                                                            November 22, 2000

10.32(4)    Form of Escrow Agreement.                                       Exhibit 10.32(4) to Registrant's
                                                                            Post-Effective Amendment No. 1 dated
                                                                            April 28, 2000

10.32(5)    Form of Escrow Agreement.                                       Exhibit 10.32(4) to Registrant's
                                                                            Post-Effective Amendment No. 2 dated
                                                                            November 22, 2000

21.1        Subsidiaries of Registrant as of March 15, 2002                 Filed herewith




    (b)     Reports on Form 8-K

            During the quarter ended December 31, 2001 the Registrant was not required to file any reports on Form 8-K.

    (c) Pursuant to Rule 701 of Regulation S-K, the use of proceeds through December 31, 2001 from CPA(R):14's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows:

                  Shares registered:                                                     40,000,000

                  Aggregate price of offering amount registered:                       $400,000,000

                  Shares sold:                                                           36,353,686

                  Aggregated offering price of amount sold:                            $363,536,860

                  Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                     owning ten percent or more of any class of equity
                     securities of the issuer and to affiliates of the issuer:           $6,276,555

                  Direct or indirect payments to others:                                $28,877,615

                  Net offering proceeds to the issuer after
                     deducting expenses:                                               $328,382,690

                  Purchases of real estate:                                            $193,121,664

                  Working capital reserves:                                              $3,635,369

                  Temporary investments in cash and cash equivalents:                  $131,625,657



                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED a Maryland corporation

   3/22/2002                       BY:      /s/ John J. Park
---------------                            -------------------------------------
    Date                                   John J. Park
                                           Managing Director and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

  3/22/2002                        BY:      /s/ William Polk Carey
-------------                              -------------------------------------
    Date                                   William Polk Carey
                                           Chairman of the Board and Director
                                           (Principal Executive Officer)

  3/22/2002                        BY:      /s/ Gordon J. Whiting
-------------                              -------------------------------------
    Date                                   Gordon J. Whiting
                                           President

  3/22/2002                        BY:      /s/ William Ruder
-------------                              -------------------------------------
    Date                                   William Ruder
                                           Director

  3/22/2002                        BY:      /s/ George E. Stoddard
-------------                              -------------------------------------
    Date                                   George E. Stoddard
                                           Director

  3/22/2002                        BY:      /s/ Warren G. Wintrub
-------------                              -------------------------------------
    Date                                   Warren G. Wintrub
                                           Director

  3/22/2002                        BY:      /s/ Thomas E. Zacharias
-------------                              -------------------------------------
    Date                                   Thomas E. Zacharias
                                           Director

  3/22/2002                        BY:      /s/ John J. Park
-------------                              -------------------------------------
    Date                                   John J. Park
                                           Managing Director and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

  3/22/2002                        BY:      /s/ Claude Fernandez
-------------                              -------------------------------------
    Date                                   Claude Fernandez
                                           Managing Director and
                                           Chief Administrative Officer
                                           (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 15, 2002 appearing in the 2001 Annual Report to Shareholders of Corporate Property Associates 14 Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2002

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001


                                                                Initial Cost to Company
                                                                -----------------------            Costs
                                                                                                Capitalized
                                                                                               Subsequent to     Decrease in Net
         Description                   Encumbrances              Land            Buildings    Acquisition (a)     Investment (b)
         -----------                   ------------           ------------      ------------   ---------------    ---------------

Operating Method:
Trucking facility leased to
  Burlington Motor Carriers,
  Inc.                                                        $ 2,100,000       $ 5,439,267                          $(3,810,000)
Retail store leased to
  BestBuy Co., Inc.                                            13,059,980         6,933,851         $   45,914
Research and development
  facility leased to
  Metagenics, Inc.                                              2,390,000                            8,957,798
Manufacturing facility
  leased to Brashear LP                   $ 4,054,977             620,000         6,186,283
Manufacturing and
  distribution facilities
  leased to Production
  Resource Group L.L.C                      5,319,330           3,860,000         8,263,455
Distribution and warehouse
  facility leased to McLane
  Company, Inc.                            21,311,100           3,604,000         8,613,172         21,321,241
Distribution and warehouse
  facility leased to Fleming
  Companies, Inc.                           5,940,501             740,000         3,042,828          7,532,287
Multiplex motion picture
  theater leased to
  Consolidated Theaters
  Holding, G.P.                             2,122,676           3,515,000
Office and warehouse
  facility leased to
  Builders FirstSource, Inc.                                    3,929,891        10,397,514          8,451,397
Office and research facility
  leased to Amerix
  Corporation                              14,240,135           2,622,500        20,232,580          2,731,677
Industrial and manufacturing
  facility leased to Atrium
  Companies, Inc.                          14,000,000           1,596,442        23,910,092            316,465
Retail and service facility
  leased to Fitness
  Holdings, Inc.                            3,800,000           2,920,000         8,659,950          1,614,453






                  Gross Amount at which Carried
                     at Close of Period (e)
                 -------------------------------
                                                                                              Life on which
                                                                                             Depreciation in
                                                                                            Latest Statement
                                                     Accumulated                                of Income
Land               Buildings            Total      Depreciation (d)      Date Acquired        is Computed
----             ------------        -----------   ----------------      -------------      -----------------
$ 2,100,000      $  1,629,267       $  3,729,267      $   481,602        June 29, 1998         40 yrs.

 13,059,980         6,979,765         20,039,745          602,911        July 28, 1998         40 yrs.


  2,390,000         8,957,798         11,347,798          499,377        July 29, 1998         40 yrs.

    620,000         6,186,283          6,806,283          470,415      December 28, 1998       40 yrs.


                                                                      March 31, 1999 and
  3,860,000         8,263,455         12,123,455          546,482      October 15, 1999        40 yrs.


  3,604,000        29,934,413         33,538,413        1,388,336       August 18, 1999        40 yrs.


    740,000        10,575,115         11,315,115          559,258       August 18, 1999        40 yrs.



  3,515,000                            3,515,000                      September 22, 1999         N/A

                                                                       June 29, 1999 and
  3,929,891        18,848,911         22,778,802          416,214      December 20, 2001       40 yrs.


  2,622,500        22,964,257         25,586,757        1,126,268      November 1, 1999        40 yrs.

                                                                      November 18, 1999 and
  1,596,442        24,226,557         25,822,999          286,646        December 1, 2001      40 yrs.

                                                                      December 29, 1999 and
  2,920,000        10,274,403         13,194,403          302,649       December 28, 2000      40 yrs.





                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001


                                                                Initial Cost to Company
                                                                -----------------------            Costs
                                                                                                Capitalized
                                                                                               Subsequent to     Decrease in Net
         Description                   Encumbrances              Land            Buildings    Acquisition (a)     Investment (b)
         -----------                   ------------           ------------      ------------   ---------------    ---------------
Operating Method:
Office and research facility
  leased to West Union
  Corporation                          3,300,000                   940,000         4,557,382            12,498
Office and warehouse
  facility leased to Barjan
  Products, LLC                                                    500,000         9,944,545         1,887,506
Industrial and manufacturing
  facility leased to Stellex
  Technologies, Inc.                                             2,932,000        16,397,988            17,904
Manufacturing and
  distribution facility
  leased to APW North
  America Inc.                        17,478,737                 4,580,000        24,844,084            14,785
Distribution and warehouse
  facility leased to
  Langeveld International,
  Inc.                                                             710,000         4,531,037         3,167,306
Retail and services facility
  leased to Galyan's Trading
  Company                             19,473,081                 7,330,000        22,305,554         4,177,399
Land leased to Advanced
  Paradigm, Inc.                       8,912,500                14,600,000
Industrial and manufacturing
  facility leased to
  Transcore Holdings, Inc.             3,469,625                 1,490,000         4,635,655             7,176
Office and research facility
  leased to Lennar
  Corporation                          4,980,913                   570,000         6,759,843
Office and research facility
  leased to Buffets, Inc.             11,633,382                 4,225,000        15,518,481             1,420
Distribution and warehouse
  facility leased to Earle
  M. Jorgensen Company                 3,781,727                   570,000         5,869,790            39,219
Distribution and warehouse
  facility leased to
  Institutional Jobbers
  Company                             13,242,616                   650,000        16,889,267           271,809
Land leased to Towne
  Holdings, Inc.                       2,361,452                 4,100,000



                  Gross Amount at which Carried
                     at Close of Period (e)
                 -------------------------------
                                                                                                Life on which
                                                                                               Depreciation in
                                                                                              Latest Statement
                                                     Accumulated                                  of Income
Land               Buildings            Total      Depreciation (d)        Date Acquired        is Computed
----             ------------        -----------   ----------------        -------------      -----------------
   940,000          4,569,880          5,509,880          204,693           January 12, 2000        40 yrs.


   500,000         11,832,051         12,332,051          321,022           February 3, 2000        40 yrs.


 2,932,000         16,415,892         19,347,892          769,495           February 29, 2000       40 yrs.



 4,580,000         24,858,869         29,438,869        1,009,892             May 30, 2000          40 yrs.



   710,000          7,698,343          8,408,343          229,700             June 29, 2000         40 yrs.


 7,830,000         25,982,953         33,812,953          944,489             June 29, 2000         40 yrs.

14,600,000                           14,600,000                           September 21, 2000         N/A


 1,490,000          4,642,831          6,132,831          149,925          September 25, 2000       40 yrs.


   570,000          6,759,843          7,329,843          218,287          September 26, 2000       40 yrs.

 4,225,000         15,519,901         19,744,901          501,145          September 28, 2000       40 yrs.


   570,000          5,909,009          6,479,009          190,682          September 29, 2000       40 yrs.



   650,000         17,161,076         17,811,076          518,407            October 6, 2000        40 yrs.

 4,100,000                             4,100,000                            October 30, 2000          N/A



                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001


                                                                Initial Cost to Company
                                                                -----------------------            Costs
                                                                                                Capitalized
                                                                                               Subsequent to     Decrease in Net
         Description                   Encumbrances              Land            Buildings    Acquisition (a)     Investment (b)
         -----------                   ------------           ------------      ------------   ---------------    ---------------
Operating Method:
Office facility leased to
  Newpark Resources, Inc.                                         660,000          3,004,921
Office and research facility
  leased to Federal Express
  Corporation                           44,620,940              3,154,425         70,645,575            12,000
Retail, service,
  distribution and warehouse
  facility leased to The
  Bon-Ton Stores, Inc.                   7,431,791              1,974,000         10,067,885             9,900
Distribution and warehouse
  facility leased to McCoy,
  Inc.                                   4,147,152              1,025,000          4,530,120             9,419
Industrial and manufacturing
  facility leased to
  Metaldyne Company LLC                 16,651,051              4,140,000         23,822,057             7,859
Retail and service facility
  leased to Celestica
  Corporation                           12,449,454              3,348,824          9,275,468         8,935,652
Industrial and manufacturing
  facility leased to Gerber
  Scientific, Inc.                      12,500,000              1,555,400         18,822,872
Industrial and manufacturing
  facility leased to
  Meridian Automotive
  Systems, Inc.                                                 1,370,000          2,671,897         6,293,141
Industrial and manufacturing
  facility leased to
  Waddington North America,
  Inc.                                  11,049,408              4,398,000         13,418,144
Industrial and manufacturing
  facility leased to New
  Creative Enterprises, Inc.             9,981,023              2,000,000         12,869,110
Retail and service facility
  leased to Lincoln
  Technical Institute, Inc.              6,300,000              2,486,384          7,658,042
Manufacturing and
  distribution facility
  leased to Gibson Guitar,
  Inc.                                  12,024,569              3,900,000         17,937,226




                  Gross Amount at which Carried
                     at Close of Period (e)
                 -------------------------------
                                                                                                Life on which
                                                                                               Depreciation in
                                                                                              Latest Statement
                                                     Accumulated                                  of Income
Land               Buildings            Total      Depreciation (d)       Date Acquired         is Computed
----             ------------        -----------   ----------------     ----------------      -----------------
  660,000          3,004,921          3,664,921           78,253        December 1, 2000          40 yrs.


3,154,425         70,657,575         73,812,000        3,268,919        December 6, 2000        7 - 40 yrs.



1,974,000         10,077,785         12,051,785          262,319        December 27, 2000         40 yrs.


1,025,000          4,539,539          5,564,539          118,257        December 27, 2000         40 yrs.

                                                                        June 29, 2000 and
4,140,000         23,829,916         27,969,916          414,704         August 16, 2001          40 yrs.


3,348,824         18,211,120         21,559,944          276,645         August 14, 2000          40 yrs.


1,555,400         18,822,872         20,378,272          215,679          July 30, 2001             N/A



1,370,000          8,965,038         10,335,038            9,264        November 16, 2000         40 yrs.



4,398,000         13,418,144         17,816,144          237,400         April 30, 2001         7 - 40 yrs.


2,000,000         12,869,110         14,869,110           93,837        September 6, 2001         40 yrs.


2,486,384          7,658,042         10,144,426            7,977        December 28, 2001         40 yrs.



3,900,000         17,937,226         21,837,226          354,801          March 19, 2001          40 yrs.



                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001


                                                                Initial Cost to Company
                                                                -----------------------            Costs
                                                                                                Capitalized
                                                                                               Subsequent to     Decrease in Net
         Description                   Encumbrances              Land            Buildings    Acquisition (a)     Investment (b)
         -----------                   ------------           ------------      ------------   ---------------    ---------------
Operating Method:
Office and Research facility
  leased to Nortel Networks
  Limited                               30,000,000           3,400,000          45,053,608
Industrial and manufacturing
  facility leased to Perkin
  Elmer, Inc. - Finland                 18,148,874             801,195          23,389,834
Retail and service
  facilities leased to
  Petsmart, Inc.                        43,125,000          17,100,000          54,773,567
Distribution and warehouse
  facility leased to Nexpak
  Corporation                            7,844,058           2,167,000          11,445,566             5,231
Distribution and warehouse
  facility leased to Nexpak
  Corporation - Netherlands              4,672,145           2,230,224           3,425,503
Multiplex motion picture
  theater leased to Rave
  Review Cinemas, LLC                                        3,200,000           3,066,397         6,306,521
Vacant Property located in

  Lindon, Utah                                               1,390,000           1,122,716         5,320,276
                                      ------------        ------------        ------------        ----------        -----------
                                      $400,368,217        $144,455,265        $570,933,126        $87,468,253       $(3,810,000)
                                      ============        ============        ============        ===========       ============



                    Gross Amount at which Carried
                       at Close of Period (e)
                   -------------------------------
                                                                                                Life on which
                                                                                               Depreciation in
                                                                                              Latest Statement
                                                     Accumulated                                  of Income
   Land              Buildings            Total      Depreciation (d)       Date Acquired         is Computed
------------       ------------        -----------   ----------------     ----------------    -----------------
   3,400,000         45,053,608         48,453,608           46,931       December 19, 2001       40 yrs.


     801,195         23,389,834         24,191,029           24,364       December 28, 2001       40 yrs.


  17,100,000         54,773,567         71,873,567          171,167       November 28, 2001       40 yrs.


   2,167,000         11,450,797         13,617,797          226,532        March 28, 2001         40 yrs.


   2,230,224          3,425,503          5,655,727           46,387         June 29, 2001         40 yrs.


   3,200,000          9,372,918         12,572,918          130,077       December 7, 2000        40 yrs.


   1,390,000          6,442,992          7,832,992            6,596       December 27, 2000       40 yrs.
------------       ------------        -----------      -----------
$144,955,265       $654,091,379       $799,046,644      $17,728,004
============       ============       ============      ===========


                  CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

            SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                            as at December 31, 2001

                                                                          Costs        Increase   Gross Amount
                                                                       Capitalized   (Decrease)     at which
                                                                       Subsequent      in Net      Carried at
                                                                           to        Investments     Close of
                                            Initial Cost to Company    Acquisition      (b)         Period (e)
                                            -----------------------    -----------   -----------  -------------
           Description        Encumbrances    Land       Buildings                                     Total        Date Acquired
           -----------        ------------    ----       ---------                                     -----        -------------
Direct Financing Method:

Industrial/manufacturing
  facilities leased to
  Atrium Companies, Inc.      $13,048,765   $  459,608   $20,426,564                                $ 20,886,172   November 18, 1999

Industrial/manufacturing
  facilities leased to Scott
  Companies, Inc.               2,940,263    2,340,000     3,942,723                                   6,282,723     July 19, 1999

Multiplex theater facility
  leased to Consolidated
  Theaters Holding, G.P.        7,134,026                 10,818,996     $854,117     $140,324        11,813,437  September 22, 1999

Office and research facility
  leased to Advance
  Paradigm, Inc.               15,514,414                 25,414,917                                  25,414,917  September 21, 2000

Distribution and warehouse
  facility leased to Towne
  Holdings, Inc.                2,403,855                  4,172,251        1,370                      4,173,621   October 30, 2000

Manufacturing and
  distribution facility
  leased to BLP Group plc       5,474,332                  8,383,364                   (67,458)        8,315,906    January 9, 2001

Industrial and manufacturing
  facility leased to Collins
  and Aikman Corporation       16,980,150    2,961,000    24,473,555                                  27,434,555  September 28, 2001
                              -----------   ----------   -----------     --------     --------      ------------
                              $63,495,805   $5,760,608   $97,632,370     $855,487     $ 72,866      $104,321,331
                              ===========   ==========   ===========     ========     ========      ============

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

(b) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, foreign currency translation adjustments and impairment losses.

(c) At December 31, 2001, the aggregate cost of real estate owned by CPA(R):14 and its subsidiaries for Federal income tax purposes $691,028,000.

(d)

                                                      Reconciliation of Real Estate Accounted
                                                          for Under the Operating Method
                                                                   December 31,
                                                      ----------------------------------------
                                                            2000                  2001
                                                        -------------         -------------
         Balance at beginning of year                   $ 113,048,275         $ 439,435,091
         Impairment losses                                 (2,462,400)           (3,810,000)
         Additions                                        330,224,325           366,777,516
         Dispositions                                      (1,375,109)           (3,558,600)
         Foreign currency translation adjustment                 --                 202,637
                                                        -------------         -------------
         Balance at close of year                       $ 439,435,091         $ 799,046,644
                                                        =============         =============


                                                    Reconciliation of Accumulated Depreciation
                                                                  December 31,
                                                    ------------------------------------------
                                                           2000                2001
                                                        ------------        ------------
         Balance at beginning of year                   $  1,152,595        $  5,445,242
         Depreciation expense                              4,292,647          12,591,767
         Dispositions                                           --              (308,633)
         Foreign currency translation adjustment                --                  (372)
                                                        ------------        ------------
         Balance at close of year                       $  5,445,242        $ 17,728,004
                                                        ============        ============

                                                         APPENDIX A TO FORM 10-K
























                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


























                                                              2001 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------


(In thousands except per share and share amounts)




                                             1997(1)           1998             1999              2000              2001
                                             -------        ----------       -----------       -----------       -----------

OPERATING DATA:

     Revenues                                  --          $     2,209       $    10,023       $    42,858       $    67,458

     Net (loss) income                      $   (12)             1,058             7,678            21,577            18,377

     Basic earnings per share                  (.61)               .25               .39               .60               .36

     Dividends paid(2)                         --                1,324             9,781            21,466            32,811

     Dividends declared per share              --                  .47               .65               .67               .71

     Weighted average shares
     outstanding - basic                     20,000          4,273,311        19,909,834        32,721,141        51,422,168

     Payment of mortgage
     principal(3)                              --                 --                 144               628             2,557

BALANCE SHEET DATA:

     Total consolidated assets                  200            107,956           331,063           645,762         1,097,238

     Long-term obligations(4)                  --                1,629            54,350           224,015           471,942



(1)      For the period from inception (June 4, 1997) through December 31, 1997.
(2)      The Company paid its first dividend in July 1998.
(3)      Represents scheduled mortgage principal amortization paid.
(4) Represents mortgage notes payable and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Overview

The following discussion and analysis of the financial condition and results of operations of Corporate Property Associates 14 Incorporated ("CPA(R):14") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe CPA(R):14's future plans, strategies and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause CPA(R):14's actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by these forward looking statements. Accordingly, this information should not be regarded as representations that the results or condition described in these statements or objectives and plans will be achieved.

CPA(R):14 was formed in 1997 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In November 1997, CPA(R):14 commenced a public offering of 30,000,000 shares of common stock at $10 per share on a "best efforts" basis. The offering concluded in 1999 at which time CPA(R):14 had issued 29,440,595 shares ($294,405,950). In November 1999,
CPA(R):14 commenced a second public offering of 40,000,000 shares of common stock at $10 per share on a "best efforts" basis. The second offering concluded on November 15, 2001, by which time 36,353,686 shares ($363,536,860) were issued.

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

As a real estate investment trust ("REIT"), CPA(R):14 is not subject to federal income taxes on amounts distributed to shareholders provided it meets certain conditions including distributing at least 90% of its REIT taxable income to its shareholders. CPA(R):14's primary objectives are to provide rising cash flow and to protect its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CPA(R):14 has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. CPA(R):14 cannot guarantee that its objectives will ultimately be achieved.

CPA(R):14 is advised by Carey Asset Management Corp., a wholly-owned subsidiary of W. P. Carey & Co. LLC, an affiliate, pursuant to an Advisory Agreement. CPA(R):14's Advisory Agreement is renewable annually by Independent Directors who are elected by CPA(R):14's shareholders. In connection with each renewal, Carey Asset Management is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides, commencing in 2003, that an independent portfolio valuation be performed annually and Average Invested Assets, the basis for determining asset management and performance fees, is based on the results of this independent valuation. Until the initial valuation is performed, the fees are calculated based on the historical cost of the purchased real estate assets.

Certain accounting policies are critical to the understanding of CPA(R):14's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of accounting policies relating to the use of estimates.

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):14 must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):14's real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate specific situations rather than solely use statistical methods.

CPA(R):14 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management

--------------------------------------------------------------------------------



performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. In its evaluations, CPA(R):14 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Because CPA(R):14's properties are leased to single tenants, CPA(R):14 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):14 different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

CPA(R):14 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):14 is reached.

CPA(R):14 and certain affiliates are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):14 and the affiliate. The placement of an investment in a jointly held entity or tenancy in common requires the approval of the Independent Directors. All of the jointly held investments are structured so that CPA(R):14 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly held investments and their related results in the accompanying consolidated financial statements is determined based on accounting principles generally accepted in the United States of America and is based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. All of the jointly held investments are subject to contractual agreements.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of CPA(R):14's portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):14's ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking favorable limited recourse mortgage financing opportunities. As of December 31, 2001, CPA(R):14 operates in one segment, real estate operations, and owned properties in the United States, the Netherlands, Finland and the United Kingdom.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net income for the year ended December 31, 2001 is not directly comparable to net income for the year ended December 31, 2000. CPA(R):14's total assets have increased by approximately 70% since December 31, 2000. During 2001, CPA(R):14 acquired 52 new properties and obtained $262,136,000 of new limited recourse mortgage financing and raised more than $203,000,000, net of costs, in connection with its public offering. Accordingly, the results of operations for the years ended December 31, 2001 and 2000 are not fully comparable. Net income for 2001 decreased by $3,200,000 because results for 2000 include a nonrecurring item which contributed approximately $6,017,000 to earnings. Income for 2000 and 2001 includes noncash impairment losses of $2,462,000 and $3,810,000, respectively. Excluding the effect of these two items, income would have reflected an increase of $4,165,000. The increase in earnings as adjusted for nonrecurring items and the impairment loss was due to the increase in CPA(R):14's asset base. CPA(R):14 expects its real estate assets to continue to increase as it still has substantial cash available for additional investment.

Lease revenues (rental income and interest income from direct financing leases) have increased $37,733,000 due to acquisition of properties. Properties acquired and build-to-suit projects completed in 2000 and 2001 are leased to 40 new lessees. As of December 31, 1999, CPA(R):14 had eleven lessees. While the growth of the portfolio can be expected to be moderate, several new lessees will be added to the portfolio in 2002. The majority of CPA(R):14's leases provide for rent increases based on formulas indexed to the Consumer Price Index ("CPI"). The CPI has

--------------------------------------------------------------------------------



increased moderately over the past several years and this will affect future rent increases on those leases which have CPI-based rent adjustments. CPA(R):14 recorded an impairment loss of $3,810,000 on a property leased to Burlington Motor Carriers, Inc. due to its expectation that the Burlington lease will be terminated in connection with Burlington's petition of bankruptcy. Annual revenues from the Burlington lease are $833,000.

Interest expense increased due to a full year's effect of $166,222,000 of limited recourse mortgage debt obtained in 2000 and $264,211,000 obtained in 2001. Property expense reflects increases in asset management and performance fees which are calculated based on the Average Invested Assets (i.e., real estate assets). Effective January 1, 2003, asset management and performance fees will be determined based on an independent valuation of CPA(R):14's real estate assets rather than the historical cost of such assets. Asset-based fees may be expected to increase as a result of appreciation in the value of CPA(R):14's real estate assets and the acquisition of properties.

The increase in depreciation expense is the result of the increase in real estate assets. While accounting principles generally accepted in the United States of America do not allow presentation of income before depreciation, Management generally evaluates results in that manner. The increase in depreciation for the comparable years was $8,299,000. While depreciation is a charge to earnings, it is a noncash charge. Accordingly, the increase in cash flow from operations was substantially greater than the increase in earnings.

As described below, earnings for 2000 include nonrecurring other income of $10,029,000 relating to the settlement proceeds from a bankruptcy. Of this settlement, 40% ($4,012,000) is allocable to the minority interest owner of the subsidiaries which own the affected properties.

Because of the long-term of nature of CPA(R):14's net leases, inflation and changing prices have not unfavorably affected CPA(R):14's revenues and net income. CPA(R):14's net leases generally have rent increases based on formulas indexed to increases in the CPI, sales overrides or other periodic increases which are designed to increase lease revenues in the future.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net income for the year ended December 31, 2000 is not fully comparable with net income for the year ended December 31, 1999. The asset base of CPA(R):14 increased substantially during the year as a result of raising $120,868,000 through the issuance of shares and obtaining $166,222,000 of limited recourse mortgage financing. As a result of this growth in the asset base and CPA(R):14's investment in real estate, net income increased by $13,898,000. The results for 2000 include a noncash charge of $2,462,000 on the writedown of a property to estimated fair value. The increase in real estate investment activity was reflected in a $19,640,000 increase in lease revenues (rental income and interest income from direct financing leases). Other interest income increased during 2000 as average cash balances were higher. The average cash balances were higher as capital raised is invested in interest-bearing accounts until the cash is deployed for purchases of real estate investments. These revenue increases were offset by an increase in interest expense due to the placement of limited recourse debt in 2000. Increases in depreciation and amortization, property and general administrative expenses were also attributable to the increase in our asset base. Income for future periods will reflect increases in lease revenues and expenses. Other interest income will decrease as funds from CPA(R):14's offerings are invested fully in accordance with CPA(R):14's objectives.

In November 1998, CPA(R):14 entered into a net lease with The Benjamin Ansehl Company. During 2000, Benjamin Ansehl filed a petition of bankruptcy and subsequently liquidated its operations. Annual rent from the lease was $652,000 in 2000, representing approximately 2% of lease revenues. The total purchase price was $6,081,000 of which $3,100,000 was financed with a limited recourse loan. CPA(R):14 has subsequently sold the property.

CPA(R):14 and Corporate Property Associates 12 Incorporated ("CPA(R):12"), an affiliate, structured two net leases with Ameriserve Food Distribution Inc. in 1999 for four distribution centers. As structured, CPA(R):14 and CPA(R):12, with 60% and 40% ownership interests, respectively, were committed to invest up to $55,800,000 in the properties, with $32,000,000 of this commitment financed with limited recourse mortgage debt. In addition, Ameriserve provided CPA(R):14 and CPA(R):12 with irrevocable letters of credit of $8,700,000 as a security deposit. During 2000, Ameriserve declared bankruptcy and subsequently entered into a settlement agreement with CPA(R):14 and CPA(R):12. The settlement agreement provided for a cash payment of $3,100,000 and allowed CPA(R):14 and CPA(R):12 to draw on the full amount of the letters of credit. CPA(R):14 and CPA(R):12 were obligated to assign a substantial portion of these funds to the mortgage lenders. Substantially all of the amounts included in other income for 2000 in the accompanying consolidated financial statements reflect amounts received in connection with the Ameriserve

--------------------------------------------------------------------------------



settlement. CPA(R):14 and CPA(R):12 entered into net leases in 2000 for three of the properties with the company that purchased Ameriserve's operations. The guarantor of the three new leases is McLane Company Inc., a wholly-owned subsidiary of Wal-Mart Stores Inc. During 2001, CPA(R):14 entered into a five-year lease agreement with Fleming Companies, Inc. for the Grand Rapids, Michigan property which had been vacant since the termination of the Ameriserve leases.

Financial Condition

Management believes that CPA(R):14 will generate sufficient cash from operations and equity investments and, if necessary, from the proceeds of mortgage financings, to meet its short-term and long-term liquidity needs. Cash flows from operating activities of $53,276,000 includes the receipt of $6,144,000 of funds released from an escrow account. The escrow funds were assigned to the mortgage lender in connection with a bankruptcy settlement in 2000 regarding Ameriserve. The remaining $47,132,000 of cash provided from operations and the $1,738,000 of equity distributions received in excess of equity income was sufficient to fund dividend payments of $32,811,000, scheduled mortgage principal payments of $2,557,000 and distributions to minority interests of $2,323,000.

During the twelve months ended December 31, 2001, CPA(R):14's investing activity included using $372,836,000 for the funding of build-to-suit projects, and the acquisition of properties including properties leased to Gibson Guitar Corp., Nexpak Corporation, Gerber Scientific Inc., New Creative Enterprises Inc., Petsmart Inc., Builders Firstsource Inc., Atrium Companies Inc., Nortel Networks Inc., Lincoln Technical Institute Inc. and PerkinElmer Inc. The estimated remaining costs to complete build-to-suit commitments are $3,028,000. CPA(R):14 received a distribution of $15,003,000 from its equity investment in the Applied Materials Inc. property, representing a return of amounts it had advanced during the construction period and $7,661,000 from the mortgage proceeds obtained from its interest in the properties leased to Special Devices, which are accounted for under the equity method. CPA(R):14 also received $2,903,000 from the August 2001 sale of the St. Louis, Missouri property formerly leased to Benjamin Ansehl.

In addition to paying dividends, scheduled mortgage principal installments and distributions to minority partners, CPA(R):14's financing activities included $203,156,000 of cash proceeds, net of costs paid, from the issuance of stock in 2001 under its second offering. CPA(R):14's second offering commenced in November 1999 and concluded in November 2001 and raising approximately $363,537,000 (36,354,000 shares) over the two-year period. During 2001, CPA(R):14 met its preferred return criteria at which point the Advisor was entitled to receive its performance fees in 2001. The Advisor elected to receive performance fees in restricted stock in lieu of cash, and in 2001, CPA(R):14 issued 501,186 shares ($5,011,859) in consideration of prior and current amounts. The issuance of stock to the Advisor is expected to enhance CPA(R):14's liquidity and further align the interests of the shareholders and the Advisor. The Advisor may elect to receive cash payment for performance fees in subsequent periods.

During 2001, CPA(R):14 obtained $262,136,000 of limited recourse financing on newly acquired properties and unencumbered properties. In connection with obtaining mortgage financing, CPA(R):14 used $6,546,000 for financing costs and mortgage deposits. Financing costs are deferred and amortized over the life of the related mortgage and are included in interest expense. CPA(R):14 made mortgage prepayments of $15,529,000, of which $12,568,000 was provided from funds which had previously been deposited in escrow accounts, including $4,568,000 received in 2000 under the Ameriserve settlement. In February 2002, CPA(R):14 refinanced a limited recourse loan on a property leased to Fitness Holdings, Inc. which had matured in August 2001 and was on a short-term extension. As a result of refinancing the Fitness Holdings lease, annual cash flow will decrease $53,000.

CPA(R):14's financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CPA(R):14's other assets. This strategy has allowed CPA(R):14 to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CPA(R):14 may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. CPA(R):14 had a mortgage loan which matured in February 2002 that has been refinanced and no loans maturing in 2003. CPA(R):14 has no current plans to obtain unsecured debt; however, its strategy may be reconsidered in the future. CPA(R):14 may seek to refinance its unencumbered properties and use the proceeds to make additional investments in real estate. To the extent that CPA(R):14 obtains such financing, it may increase CPA(R):14's overall leverage. CPA(R):14's equity investments have also purchased properties using a combination of equity and limited recourse mortgage financing.

--------------------------------------------------------------------------------


CPA(R):14 is continuing to diversify its portfolio by using its net offering proceeds along with limited recourse mortgage financing to purchase properties subject to long-term net leases with corporate tenants on a single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property for real estate taxes, property maintenance and insurance costs. A net lease, therefore, limits the impact on CPA(R):14 of the effects of inflation on these property costs. CPA(R):14's leases, which generally have initial lease terms of 10 to 20 years and provide the lessee with options for renewal terms, typically include rent increase provisions which are fixed or based upon increases in the CPI.

CPA(R):14 is a participant with its affiliates in a lease for office space. The remaining minimum rents under the office lease are $6,100,000 through September 2006 and CPA(R):14's current commitment is to pay 23% of such costs. The participation cost is adjusted quarterly based on a gross revenue formula. Because of the continued growth of CPA(R):14, its share of costs will increase moderately in the coming year.

A summary of CPA(R):14's obligations under contractual arrangements is as follows:


(in thousands)                      Total          2002          2003          2004          2005          2006       Thereafter
                                   --------      --------      --------      --------      --------      --------     ----------
Limited recourse mortgage
   notes payable                   $463,864      $  8,945      $  5,579      $  5,951      $  6,489      $  6,992      $429,908
Deferred acquisition fees            18,661         1,638         2,387         2,453         2,453         2,453         7,277
Subordinated disposition fees           131                                                                                 131
Share of minimum rents
   payable under office
   cost-sharing agreement             1,430           280           307           307           307           229          --
                                   --------      --------      --------      --------      --------      --------      --------
                                   $484,086      $ 10,863      $  8,273      $  8,711      $  9,249      $  9,674      $437,316
                                   ========      ========      ========      ========      ========      ========      ========


In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on CPA(R):14's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets or liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 is not expected to have a material effect on CPA(R):14's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 is not expected to have a material effect on CPA(R):14's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

--------------------------------------------------------------------------------



In connection with the purchase of its properties, CPA(R):14 requires the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that CPA(R):14's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CPA(R):14's leases generally require tenants to indemnify CPA(R):14 from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow CPA(R):14 to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow CPA(R):14 to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of CPA(R), in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of any environmental matter will not have a material adverse effect on CPA(R):14's financial condition, liquidity or results of operations.

                        REPORT of INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP


New York, New York
March 15, 2002

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                           Consolidated BALANCE SHEETS

                                                                           December 31,
                                                               ----------------------------------
                                                                     2000               2001
                                                               ---------------    ---------------
                      ASSETS:

Real estate leased to others:
   Accounted for under the operating method
       Land                                                    $    89,473,796    $   144,955,265
       Buildings                                                   349,961,295        654,091,379
                                                               ---------------    ---------------
                                                                   439,435,091        799,046,644
       Less, accumulated depreciation                                5,445,242         17,728,004
                                                               ---------------    ---------------
                                                                   433,989,849        781,318,640
Net investment in direct financing leases                           67,575,059        104,321,331
Real estate under construction                                      37,873,678               --
                                                               ---------------    ---------------
       Real estate leased to others                                539,438,586        885,639,971
Equity investments                                                  50,780,516         41,690,489
Cash and cash equivalents                                           35,547,125        147,694,629
Accounts receivable from affiliates                                  3,367,910               --
Other assets, net of accumulated amortization of $79,116 and
     $417,953 in 2000 and 2001 and allowance for uncollected
     rents of $202,296 and $1,302,296 in 2000 and 2001              16,627,369         22,212,792
                                                               ---------------    ---------------
            Total assets                                       $   645,761,506    $ 1,097,237,881
                                                               ===============    ===============

            LIABILITIES, MINORITY INTEREST
              AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                        $   218,111,151    $   463,864,022
Accrued interest                                                       799,229          2,426,408
Accounts payable to affiliates                                       4,139,284          3,651,004
Accounts payable and accrued expenses                                2,098,253          2,207,327
Prepaid rental income and security deposits                          4,365,919         12,809,469
Deferred acquisition fees payable to affiliate                      12,829,308         18,661,386
Dividends payable                                                    6,914,692         11,317,412
                                                               ---------------    ---------------
            Total liabilities                                      249,257,836        514,937,028
                                                               ---------------    ---------------

Minority interest                                                   20,642,364         19,822,225
                                                               ---------------    ---------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000
   shares; issued and outstanding, 43,081,544 and 66,315,466
   shares at December 31, 2000 and 2001                                 43,081             66,315
Additional paid-in capital                                         386,341,749        593,486,847
Dividends in excess of accumulated earnings                         (9,185,865)       (28,022,770)
Accumulated other comprehensive income                                    --             (101,162)
                                                               ---------------    ---------------
                                                                   377,198,965        565,429,230
Less, treasury stock at cost, 146,687 and 329,976 shares at
   December 31, 2000 and 2001                                       (1,337,659)        (2,950,602)
                                                               ---------------    ---------------
            Total shareholders' equity                             375,861,306        562,478,628
                                                               ---------------    ---------------
            Total liabilities, minority interest and
                shareholders' equity                           $   645,761,506    $ 1,097,237,881
                                                               ===============    ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                        CONSOLIDATED STATEMENTS of INCOME

                                                            For the years ended December 31,
                                                       --------------------------------------------
                                                           1999            2000            2001
                                                       ------------    ------------    ------------
Revenues:
     Rental income                                     $  6,643,697    $ 22,878,967    $ 55,489,619
     Interest income from direct financing leases           688,810       4,093,881       9,216,497
     Other interest income                                2,690,097       5,735,208       2,519,808
     Other income                                              --        10,149,625         232,540
                                                       ------------    ------------    ------------
                                                         10,022,604      42,857,681      67,458,464
                                                       ------------    ------------    ------------

Expenses:
     Interest expense                                     1,367,008       6,817,326      22,257,898
     Depreciation                                           976,618       4,292,647      12,591,767
     General and administrative                           1,164,036       2,585,058       4,308,482
     Property expense                                     1,585,807       3,992,926       9,246,958
     Impairment loss on real estate                            --         2,462,400       3,810,000
                                                       ------------    ------------    ------------
                                                          5,093,469      20,150,357      52,215,105
                                                       ------------    ------------    ------------

        Income before minority interest,
           income from equity investments and (loss)
           gain                                           4,929,135      22,707,324      15,243,359

Minority interest in income                                (152,219)     (4,075,339)       (291,495)
                                                       ------------    ------------    ------------

        Income before income from equity investments
           and (loss) gain                                4,776,916      18,631,985      14,951,864

Income from equity investments                            2,901,253       3,248,463       3,693,509
                                                       ------------    ------------    ------------

        Income before (loss) gain                         7,678,169      21,880,448      18,645,373

Loss on sale of real estate                                    --          (303,899)       (346,482)
Unrealized gain on derivative instrument                       --              --            78,010
                                                       ------------    ------------    ------------

        Net income                                     $  7,678,169    $ 21,576,549    $ 18,376,901
                                                       ============    ============    ============

Basic earnings per share                               $        .39    $        .60    $        .36
                                                       ============    ============    ============

Weighted average shares outstanding - basic              19,909,834      35,721,141      51,422,168
                                                       ============    ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED



                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY


              For the years ended December 31, 1999, 2000 and 2001

                                                                      Dividends in    Accumulated
                                                                        Excess of        Other
                            Common     Additional      Comprehensive  Accumulated   Comprehensive    Treasury
                            Stock    Paid-in Capital       Income       Earnings        Income         Stock         Total
                          ---------  ---------------   -------------  ------------  -------------  ------------  -------------
 Balance at
  December 31, 1998        $11,838    $105,705,582                   $ (1,643,957)                $  (163,360)   $103,910,103

 17,622,693 shares
  issued $.001 par, at
  $10 per share, net of
  offering costs            17,622     159,781,446                                                                159,799,068

 Dividends declared                                                   (12,930,844)                                (12,930,844)
 Purchase of treasury
  stock, 62,939 shares                                                                               (578,504)       (578,504)

 Net income                                                             7,678,169                                   7,678,169
                         ---------    ------------   -----------     ------------  ----------     -----------     -----------
 Balance at
  December 31, 1999         29,460     265,487,028                     (6,896,632)                   (741,864)    257,877,992

 13,620,950 shares
  issued $.001 par, at
  $10 per share, net
  of offering costs         13,621     120,854,721                                                                120,868,342

 Dividends declared                                                   (23,865,782)                                (23,865,782)
 Purchase of treasury
  stock, 66,848 shares                                                                               (595,795)       (595,795)
 Net income                                                            21,576,549                                  21,576,549
                         ---------    ------------   -----------     ------------  ----------     -----------     -----------
 Balance at
  December 31, 2000        43,081      386,341,749                     (9,185,865)                 (1,337,659)    375,861,306

 23,233,922 shares
  issued $.001 par, at
  $10 per share, net
  of offering costs        23,234      207,145,098                                                                207,168,332

 Dividends declared                                                   (37,213,806)                                (37,213,806)
 Purchase of treasury
  stock, 183,289 shares                                                                            (1,612,943)    (1,612,943)

 Comprehensive income:
  Net income                                         $18,376,901       18,376,901                                  18,376,901
 Other comprehensive
  income:
Foreign currency
  translation adjustment                                (101,162)                    (101,162)                       (101,162)
                         ---------    ------------   -----------     ------------  ----------     -----------     -----------
 Balance at
  December 31, 2001      $  66,315    $593,486,847   $18,275,739     $(28,022,770) $ (101,162)    $(2,950,602)    $562,478,628
                         =========    ============   ===========     ============  ==========     ===========     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                         For the year ended December 31,
                                                                 -----------------------------------------------
                                                                      1999             2000             2001
                                                                 -------------    -------------    -------------
Cash flows from operating activities:
    Net income                                                   $   7,678,169    $  21,576,549    $  18,376,901
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization of financing costs                991,513        4,356,868       12,951,333
       Straight-line rent adjustments                                 (234,261)        (307,112)      (3,192,271)
       Income from equity investments in excess of
          distributions received                                          --           (191,477)         (58,406)
       Minority interest in income                                     152,219        4,075,339          291,495
       Loss on sale of real estate                                        --            303,899          346,482
       Issuance of shares in satisfaction of current and
          accrued performance fees                                        --               --          5,011,859
       Provision for uncollected rent                                   54,994          202,296        1,100,000
       Impairment loss on real estate                                     --          2,462,400        3,810,000
       Funds (deposited in) released from escrow                          --         (8,950,000)       6,144,303
       Increase in prepaid rents and security deposits                 980,612        3,041,540        8,434,688
       Unrealized gain on derivative instrument                           --               --            (78,010)
       Change in other operating assets and liabilities,
          net (a)                                                     (822,125)       2,118,847          137,129
                                                                 -------------    -------------    -------------
          Net cash provided by operating activities                  8,801,121       28,689,149       53,275,503
                                                                 -------------    -------------    -------------

Cash flows from investing activities:

    Equity distributions received in excess of equity income         1,277,311        1,198,321        1,738,136
    Purchases of real estate and equity investments
       and other capitalized costs, net                           (151,385,643)    (344,297,409)    (372,835,525)
    Funds deposited in construction escrow                                --               --         (8,000,000)
    Funds released from escrow for construction                           --               --          8,000,000
    Proceeds from sale of real estate                                     --          1,104,340        2,903,486
    Payment of deferred acquisition fees                                  --           (268,911)        (722,306)
    Funds released from escrow                                            --         10,488,450             --
    Capital distributions received from equity investments                --               --         22,663,984
                                                                 -------------    -------------    -------------
          Net cash used in investing activities                   (150,108,332)    (331,775,209)    (346,252,225)
                                                                 -------------    -------------    -------------

Cash flows from financing activities:

    Proceeds from stock issuance, net of costs                     159,799,068      120,868,342      203,156,473
    Prepayment of mortgage principal                                      --               --        (15,528,556)
    Proceeds from mortgages                                         49,661,425      142,723,788      262,135,664
    Contributions received from minority partner, net of
       capital distributions                                         8,059,878        9,163,325        1,211,723
    Payments of mortgage principal                                    (143,733)        (628,490)      (2,557,375)
    Deferred financing costs and mortgage deposits                  (1,036,271)      (2,043,742)      (6,546,318)
    Dividends paid                                                  (9,781,253)     (21,466,303)     (32,811,085)
    Purchase of treasury stock                                        (578,504)        (595,795)      (1,612,943)
    Distributions paid to minority interest partner                       --           (808,397)      (2,323,357)
                                                                 -------------    -------------    -------------
          Net cash provided by financing activities                205,980,610      247,212,728      405,124,226
                                                                 -------------    -------------    -------------

          Net increase (decrease) in cash and cash equivalents      64,673,399      (55,873,332)     112,147,504

Cash and cash equivalents, beginning of year                        26,747,058       91,420,457       35,547,125
                                                                 -------------    -------------    -------------

Cash and cash equivalents, end of year                           $  91,420,457    $  35,547,125    $ 147,694,629
                                                                 =============    =============    =============

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Noncash operating, investing and financing activities:

In connection with the acquisition of properties during the years ended December 31, 2000 and 2001, the Company assumed mortgage payable obligations of $23,498,161 and $2,075,541, respectively.

Included in the cost basis of real estate investments acquired in 1999, 2000 and 2001 are deferred acquisition fees payable of $4,276,774, $7,192,617 and $6,554,384, respectively.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

     Basis of Consolidation:

          The consolidated financial statements include the accounts of Corporate Property Associates 14 Incorporated, its wholly-owned subsidiaries and controlling majority-owned interests in limited liability companies and partnerships (collectively, the "Company"). All material inter-entity transactions have been eliminated.

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

     Real Estate Leased to Others:

          Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred, significant renovations which increase the useful life of the properties are capitalized.

          The Company diversifies its real estate investments among various corporate tenants engaged in different industries and by property type.

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

          Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage rent) are recognized as reported by lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

          For properties under construction, operating expenses including interest charges are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

     Depreciation:

          Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years.

     Equity Investments:

          The Company's interests in limited partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exerts significant influence, and jointly controlled tenancies-in-common. These interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

     Cash Equivalents:

          The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2000 and 2001 were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

     Foreign Currency Translation:

          The Company consolidates its real estate investments in the Netherlands, Finland and United Kingdom. The functional currencies for these investments are the Dutch Guilder, Euro and British Pound, respectively. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity.

     Other Assets:

          Included in other assets are deferred rental income and deferred charges. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage refinancing and are amortized over the terms of the mortgages and included in interest expense.

     Derivative Instruments:

          Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities" became effective in 2001 and established accounting and reporting standards for derivative instruments. Stock warrants granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments if such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. For the year ended December 31, 2001, none of the stock warrants held by the Company are derivative instruments. The Company holds certain stock warrants which are not defined as derivative instruments and have been recorded at nominal values.

          Certain leases may provide the Company with an option to receive a portion of rental payments in the local currency or U.S. dollars. Pursuant to the adoption of SFAS No. 133, the option is a derivative instrument and changes in the fair value of such option are recognized in earnings as gains or losses. For the year ended December 31, 2001, the Company recognized an unrealized foreign currency gain of $78,010.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

     Offering Costs:

          Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

     Treasury Stock:

          Treasury stock is recorded at cost.

     Deferred Acquisition Fees:

          Fees are payable for services provided by Carey Asset Management Corp. (the "Advisor"), a wholly-owned subsidiary of W. P. Carey & Co. LLC, an affiliate, to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to .25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the 2%/25% Guidelines (see Note 3).

     Earnings Per Share:

          The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

     Federal Income Taxes:

          The Company is qualified as a real estate investment trust ("REIT") as of December 31, 2001 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions.

     Operating Segments

          Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the standards' definition, the Company has reported its real estate operations both domestically and internationally (see Note 11).

     Reclassification:

          Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

2.   Organization and Offering:

          The Company was formed on June 4, 1997 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by the Advisor.

          An initial offering of the Company's shares which commenced on November 10, 1997 concluded on November 10, 1999 at which time the Company had issued an aggregate of 29,440,594 shares ($294,405,940). On November 17, 1999, the Company commenced an offering for a maximum of 40,000,000 shares of common stock. The shares were offered to the public on a "best efforts" basis at a price of $10 per share. The second offering concluded on November 15, 2001, by which time 36,353,686 shares ($363,536,860) were issued.

          In connection with performing services relating to the Company's real estate purchases, affiliates of the Company received acquisition fees of $1,282,550, $1,971,786 and $1,820,663 in 1999, 2000 and 2001,
          respectively.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

3.   Transactions with Related Parties:

          The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreement. For the years ended December 31, 1999, 2000 and 2001, the Company incurred asset management fees of $730,285, $1,598,763 and $3,591,773, respectively. Performance fees were in like amount. Payment of the performance fee is subordinated to achievement of a cumulative rate of cash flow from operations of 7% (based on an initial issuance of Company stock at $10 per share in accordance with the Advisory Agreement). General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services. For the years ended December 31, 1999, 2000 and 2001 general and administrative reimbursements were $415,353, $944,637 and $1,371,791, respectively.

          The Company has entered into an Advisory Agreement with the Advisor pursuant to which the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. The Advisor and certain affiliates will receive fees and compensation in connection with the offering and the operation of the Company as described in the Prospectus of the Company. In connection with performing services related to the Company's real estate purchases in 1999, 2000 and 2001, affiliates of the Company received structuring and development fees of $3,206,374, $4,929,466 and $4,551,658, respectively. The affiliate is also entitled to receive deferred acquisition fees. The deferred acquisition fees are payable in equal installments over a period of no less than eight years.

          The Advisor will be entitled to receive subordinated disposition fees, based upon the cumulative proceeds arising from the sale of the Company's assets since the inception of the Company. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The Advisor's interest in such disposition fees amounts to $130,626 through December 31, 2001. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in accounts payable to affiliates in the accompanying consolidated financial statements.

          The Advisor is obligated to reimburse the Company at least annually for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (2% of Average Invested Assets or 25% of net income) as defined in the Advisory Agreement. To the extent that operating expenses payable or reimbursable by the Company exceed the 2%/25% Guidelines and the independent directors find that such expenses were justified based on such unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only to the extent such reimbursement would not cause the Company's operating expenses to exceed the 2%/25% Guidelines in any such year.

          The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1999, 2000 and 2001 were $8,574, $76,811 and $236,502, respectively. The Company's current share of future minimum lease payments for the office space is approximately $1,430,000 through 2006.

4.   Real Estate Leased to Others Accounted for Under the Operating Method:

          Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases amount to $80,276,000 in 2002, $80,617,000 in 2003, $80,774,000 in 2004, $79,529,000 in 2005,
          $79,182,000 in 2006 and aggregate approximately $1,404,508,000 through 2021.

          No contingent rents were realized in 1999. Contingent rentals (including CPI-based increases) were approximately $24,000 in 2000 and $249,000 2001.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

5.  Net Investment in Direct Financing Leases:

          Net investment in direct financing leases is summarized as follows:

                                                      December 31,
                                              ---------------------------
                                                  2000           2001
                                              ------------   ------------
          Minimum lease payments receivable   $149,452,817   $245,396,755
          Unguaranteed residual value           67,521,857    103,936,996
                                              ------------   ------------
                                               216,974,674    349,333,751
          Less: unearned income                149,399,615    245,012,420
                                              ------------   ------------
                                              $ 67,575,059   $104,321,331
                                              ============   ============


          Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases are approximately $11,341,000 in 2002 and 2003, $11,421,000 in 2004, $11,486,000 in 2005 and
          $11,576,000 in 2006 and aggregate approximately $245,397,000 through 2031.

          Contingent rents (including CPI-based increases) were approximately $36,000 in 2001. No contingent rents were realized in 1999 and 2000.

6.   Mortgage Notes Payable:

          Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of $756,795,000. As of December 31, 2001, mortgage notes payable had fixed interest rates ranging from 6.091% to 8.85% and variable interest rates ranging from 4.94% to 8.27% and maturity dates ranging from 2008 to 2026.

          Scheduled principal payments during each of the five years following December 31, 2001 are as follows:

          Year Ending December 31,        Total Debt       Fixed Rate Debt    Variable Rate Debt
          ------------------------       ------------      ---------------    ------------------
            2002                         $  8,945,044       $  4,967,457         $ 3,977,587
            2003                            5,578,594          5,386,302             192,292
            2004                            5,950,599          5,741,110             209,489
            2005                            6,489,152          6,267,980             221,172
            2006                            6,991,772          6,765,284             226,488
            Thereafter                    429,908,861        416,204,855          13,704,006
                                         ------------       ------------         -----------
               Total                     $463,864,022       $445,332,988         $18,531,034
                                         ============       ============         ===========

          Interest paid, excluding capitalized interest, was $1,059,995, $6,245,994 and $20,271,153 in 1999, 2000 and 2001, respectively.
          Capitalized interest payments were $1,909,575 in 2000 and $1,986,255 in 2001. In connection with the placement of mortgages, fees of $496,999, $1,971,786 and $1,820,663 were paid to an affiliate of the Company in 1999, 2000 and 2001, respectively.

7.   Dividends:

          Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Since the inception of the Company, dividends per share reported for tax purposes were as follows:

                                            1999       2000       2001
                                           -----      -----      -----
                Ordinary income            $ .55      $ .66      $ .44
                Return of capital            .10         --        .27
                                           -----      -----      -----
                                           $ .65      $ .66      $ .71
                                           =====      =====      =====

          A dividend of $.0020244 per share per day in the period from October 1, 2001 through December 31, 2001 ($11,317,412) was declared in December 2001 and paid in January 2002.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

 8.  Lease Revenues:

        The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. For the years ended December 31, 1999, 2000 and 2001, the financial reporting sources are as follows:

                                                                          1999          2000           2001
                                                                      -----------   -----------    -----------
         Per Statements of Income:
           Rental income from operating leases                        $ 6,643,697   $22,878,967    $55,489,619
           Interest income from direct financing leases                   688,810     4,093,881      9,216,497
           Share of lease revenues applicable to minority interest       (378,849)   (1,591,468)    (4,578,674)
           Share of leasing revenues from equity investments            7,472,522    10,069,139     11,769,143
                                                                      -----------   -----------     ----------
                                                                      $14,426,180   $35,450,519    $71,896,585
                                                                      ===========   ===========    ===========

        In 1999, 2000 and 2001, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligations:

                                          1999         %         2000          %        2001          %
                                      -----------    -----   -----------    ------  -----------    ------
Advance Paradigm, Inc.                       --      --      $ 1,075,000       3%   $ 4,300,000       6%
Federal Express Corporation (a)              --      --          269,649       1      3,872,203       5
Galyan's Trading Company                     --      --        1,667,301       5      3,810,787       5
Atrium Companies, Inc.                $   386,402      3%      2,447,825       7      3,126,978       4
Applied Materials, Inc. (b)             1,675,736     12       2,897,874       8      3,071,528       4
Advanced Micro Devices, Inc. (b)        3,048,500     21       3,048,500       9      3,048,500       4
APW North America Inc.                       --      --        1,543,215       4      2,649,655       4
Amerix Corporation                        366,246      3       2,197,475       6      2,392,743       3
Institutional Jobbers Company                --      --          501,430       1      2,270,722       3
Buffets, Inc.                                --      --          588,261       2      2,131,457       3
CheckFree Holdings, Inc. (b)              737,242      5       1,680,723       5      2,088,107       3
Ameriserve Food Distribution,
    Inc./McLane Company, Inc. (c)         568,274      3       2,117,552       6      2,075,058       3
Metaldyne Company LLC                        --      --           84,378     --       2,070,656       3
Best Buy Co., Inc.                      1,973,824     14       1,988,656       6      1,988,660       3
Stellex Technologies, Inc.                   --      --        1,563,459       4      1,882,934       3
Consolidated Theaters Holding, G.P           --      --          699,239       2      1,690,813       2
Celestica Corporation                        --      --             --       --       1,613,735       2
Gibson Guitar Corp. (d)                      --      --             --       --       1,492,928       2
Metagenics, Inc.                          429,957      3       1,348,438       4      1,348,437       2
Barjan Products LLC                          --      --          289,885       1      1,333,872       2
Fitness Holdings, Inc.                       --      --          376,514       1      1,324,600       2
Compucom Systems, Inc. (b)                982,213      7       1,304,667       4      1,304,667       2
Production Resource Group LLC             782,050      5       1,277,250       4      1,292,135       2
Nexpak Corporation                           --      --             --       --       1,261,802       2
The Bon-Ton Stores, Inc.                     --      --           17,490     --       1,259,250       2
Waddington North America, Inc.               --      --             --       --       1,201,971       2
Textron Inc. (b)                        1,028,831      7       1,137,375       3      1,137,375       2
Special Devices, Inc. (b)                    --      --             --       --       1,118,967       2
Builders Firstsource, Inc.                 59,247    --          878,085       2      1,052,274       1
BLP Group plc                                --      --             --       --       1,001,216       1
Other (d)                               2,387,658     17       4,450,278      12     11,682,555      16
                                      -----------    ----    -----------    ----    -----------    ----
                                      $14,426,180    100%   $35,450,519     100%   $71,896,585     100%
                                      ===========    ====    ===========    ====    ===========    ====


(a)  Net of W. P. Carey & Co. LLC's minority interest.
(b) Represents the Company's proportionate share of lease revenues from its equity investments.
(c)  Net of Corporate Property Associates 12 Incorporated's minority interest.
(d)  Net of unaffiliated third party's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

9.   Acquisitions of Real Estate and Financing:

     A summary of acquisitions of real estate and mortgage financing activity for the period from October 1, 2001 through December 31, 2001 is as follows:

     A. On November 28, 2001, the Company and Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliate, formed two limited partnerships which purchased thirteen properties for $71,971,174 and entered into two net leases with Petsmart, Inc. ("Petsmart"). In connection with the acquisition, the limited partnerships obtained limited recourse mortgage financing of $43,125,000. CPA(R):15 has an initial limited partnership ownership interest of .001% and had an option to increase such ownership interest to 30% by no later than December 31, 2004. CPA(R):15 exercised its option in March 2002.

          The Petsmart leases have an initial term of 20 years followed by a ten-year renewal option and thereafter by two five-year options. Initial annual rent is $7,262,750 with stated increases of 9% every five years.

          The limited recourse mortgage loans are collateralized by deeds of trust and lease assignments and provide for monthly payments of interest and principal of $307,464 at an annual fixed rate of 7.70% based on a 30-year amortization schedule. The loans mature on December 1, 2011 at which time balloon payments are scheduled.

     B. On December 20, 2001, the Company and CPA(R):15 formed a limited partnership which purchased three properties in Cincinnati, Ohio; Norcross, Georgia and Elkwood, Virginia for $12,974,479 and entered into a master net lease with Builders First Source-Atlanta Group, Inc. and Builders First Source-Ohio Valley, Inc., collectively, as lessee. The lease obligations are unconditionally guaranteed by the lessees' parent company, Builders Firstsource, Inc. ("Builders First"). CPA(R):15 has an initial limited partnership ownership interest of 1% and had an option to increase such ownership interest to 40% by no later than December 31, 2004. CPA(R):15 exercised its option in March 2002.

          The lease has an initial term of fifteen years with two ten-year renewal options with an initial annual rent of $1,384,377. The lease provides for rent increases every two years based on a formula indexed to increases in the CPI, capped at 2% per year compounded for each rent increase.

          In February 2002, the limited partnership obtained limited recourse mortgage financing of $7,600,000 collateralized by a deed of trust and a lease assignment and provides for monthly payments of interest and principal of $56,510 at any annual interest rate of 7.57% based on a 25-year amortization schedule. The loan matures in February 2012 at which time a balloon payment is scheduled.

     C. In November 1999, the Company entered into a build-to-suit transaction with Atrium Companies, Inc. ("Atrium") for a property in Wylie, Texas which was subsequently placed in service in August 2000 at a cost of $8,716,984. On December 1, 2001, the Company purchased two additional properties in Welcome, North Carolina and Murrysville, Pennsylvania for $16,963,351 and entered into a net lease with Atrium for the Wylie property and the two newly-purchased properties. The master lease for the three properties has an initial lease term of 20 years with two five-year renewal options. The lease provides for initial annual rent of $2,690,247 with rent increases every two years based on a formula indexed to increases in the Consumer Price Index ("CPI"), capped at 5%. If, for any two-year rent increase period, the CPI is less than 5%, the difference between 5% and the actual percentage increase will be carried forward for purposes of calculating subsequent rent increases.

          The Company obtained a $14,000,000 limited recourse mortgage loan which is collateralized by a deed of trust and a lease assignment and provides for monthly payments of interest and principal of $95,505 at an annual interest rate of 7.25% based on a 30-year amortization schedule. The loan matures on November 1, 2011, at which time a balloon payment is scheduled.

     D. On December 19, 2001, the Company purchased a property in Richardson, Texas for $48,453,608 and entered into a net lease with Nortel Networks, Inc. ("Nortel"). The lease obligations of Nortel have been

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED unconditionally guaranteed by its parent company, Nortel Networks Limited. The lease has an initial term of fifteen years with four five-year renewal options, and provides for an initial annual rent of $5,287,500 with stated increases every five years. The Company obtained a $30,000,000 limited recourse mortgage loan which is collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of principal and interest of $206,692 at an annual interest rate of 7.35% based on a 30-year amortization schedule, and matures on January 1, 2012, at which time a balloon payment is scheduled.

     E. On December 28, 2001, the Company purchased properties in Union, New Jersey; Grand Prairie, Texas and Allentown and Philadelphia, Pennsylvania for $10,119,297 and entered into a net lease with Lincoln Technical Institute, Inc. The lease has an initial term of fifteen years with two ten-year renewal options, and provides for an initial annual rent of $1,174,035 with annual increases based on a formula indexed to increases in the CPI.

          In connection with the purchase, the Company obtained a $6,300,000 limited recourse mortgage loan which is collateralized by a mortgage and a lease assignment. The loan provides for monthly payments of principal and interest of $47,318 at an annual interest rate of 7.58% based on a 25-year amortization schedule, and matures on January 1, 2012, at which time a balloon payment is scheduled.

     F. On December 28, 2001, the Company purchased a property in Turku, Finland for 27,308,849 Euros ($24,606,911 as of the purchase date) and entered into a net lease with Wallac Oy. The lease obligations of Wallac Oy are unconditionally guaranteed by its parent company, PerkinElmer, Inc. The lease has an initial term of twenty years with three five-year renewal options, and provides for an initial annual rent of 2,636,885 Euros ($2,333,949 as of the purchase date), with annual increases for the first five years and every five years thereafter based on a formula indexed to increases in the Finnish Cost of Living Index.

          In connection with the purchase, the Company obtained a 20,500,000 Euros ($18,144,874 as of the purchase date) loan which provides for quarterly payments of principal and interest of 465,914 Euros ($412,388 as of the purchase date) at an annual interest rate of 6.091%. Principal is payable based on a 3% annuity per annum. The loan matures on December 28, 2011, at which time a balloon payment is scheduled.

10.  Equity Investments:

     The Company holds equity interests in various partnerships and limited liability companies ("LLCs") and tenant in common subject to joint control, all of which net lease properties to corporate lessees. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The Company owns 33.33% interests in properties net leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. and 50% interests in properties net leased to Textron, Inc. and CheckFree Holdings, Inc., and a 50% tenancy-in-common interest subject to common control that net leases buildings to Special Devices, Inc., respectively. The Company also holds an interest in a limited liability company that net leases property to Etec Systems, Inc. ("Etec"). The interest in the Etec investment is a 49.99% interest in a building on the Etec property. Corporate Property Associates 12 Incorporated, an affiliate, owns all remaining interests in the Etec property, consisting of a 50.01% interest in the building and a 100% interest in all of the other buildings owned by the limited liability company. Applied Materials, Inc., the parent company of Etec, has unconditionally guaranteed Etec's lease obligations.

     Summarized financial information of the Company's equity investees is as follows:

     (In thousands)                                                        December 31,
                                                                       -------------------
                                                                          2000      2001
                                                                       --------   --------
     Assets (primarily real estate)                                    $261,776   $306,233
     Liabilities (primarily limited recourse mortgage notes payable)    169,678    200,810
     Members' equity                                                     92,098    105,423

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

     (In thousands)                                                          Year Ended December 31,
                                                                          ------------------------------
                                                                            1999       2000       2001
                                                                          --------   --------   --------
     Revenues (primarily rental revenues)                                 $ 21,966   $ 27,504   $ 31,060
     Expenses (primarily interest on mortgage and depreciation)             13,446     18,294     19,539
                                                                          --------   --------   --------
     Net income                                                           $  8,520   $  9,210   $ 11,521
                                                                          ========   ========   ========


11.  Segment Information:

     The Company has determined that it operates in one business segment, real estate operations with domestic and foreign investments. The Company acquired its first foreign real estate investment in January 2001.

     For 2001, geographic information for the real estate operations segment is as follows:

                                                 Domestic          Foreign         Total Company
                                              --------------     -----------      --------------
     Revenues                                 $   66,162,481     $ 1,295,983      $   67,458,464
     Expenses                                     51,209,506       1,005,599          52,215,105
     Income from equity investments                3,693,509              --           3,693,509
     Net operating income(1)                      18,354,990         290,383          18,645,373
     Total assets                              1,058,123,122      39,114,759       1,097,237,881
     Total long-lived assets                     889,238,549      38,091,911         927,330,460


     The Company had no foreign operations in 1999 and 2000.

     (1)  Income before (loss) gain.

12.  Loss on Sale and Impairment Losses:

     During 2000, the Company sold excess land at two properties for $1,104,340 and recognized a loss on sale of $303,899.

     The Company purchased a property in St. Louis, Missouri in November 1998 and entered into a net lease with the Benjamin Ansehl Company ("Benjamin Ansehl"). During 2000, Benjamin Ansehl filed a petition of bankruptcy, and subsequently vacated the property. Due to the expected termination of the lease, the Company incurred an impairment loss of $2,462,400 in 2000. In August 2001, the Company sold the property for $2,903,486 and recognized a loss on sale of $346,482.

     The Company purchased a property in Daleville, Indiana in June 1998 and entered into a net lease with Burlington Motor Carriers, Inc. ("Burlington"). In connection with Burlington's petition of bankruptcy and the expectation that Burlington will terminate its lease, the Company has recorded an impairment loss of $3,810,000 on the Burlington property in 2001.

13.  Disclosures About Fair Value of Financial Instruments:

     The Company estimates that the fair value of mortgage and notes payable at December 31, 2000 and 2001 was approximately $220,612,000 and $461,953,000, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk.

14.  Subsequent Events:

     On February 11, 2002, the Company purchased a property in Mooresville, North Carolina on which a building is being constructed on a build-to-suit basis and entered into a net lease with UTI Holdings, Inc. ("UTI") and Nascar Technical Institute, Inc. ("Nascar"). The total purchase price including construction costs is estimated to be $11,332,550, with UTI and NASCAR having the obligation to fund any additional costs necessary to complete the project. Upon the earlier of completion or October 1, 2002, a lease term of 20 years with three seven-year renewal

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED terms will commence with annual rent of $1,297,572 if the entire estimated funding of the build-to-suit project is required. The lease provides for stated annual increases of 2.5%.

     On February 28, 2002, the Company purchased properties in Tacoma, Washington; Eugene, Oregon; Perris, California and West Jordan, Utah for $14,712,043 and entered into a master net lease with PW Eagle, Inc. ("PW Eagle"). The PW Eagle lease has an initial term of 20 years with two ten-year renewal terms and provides for annual rent of $1,650,875 with increases every two years based on a formula indexed to increases in the CPI. In consideration for structuring the lease, PW Eagle granted the Company 120,000 warrants for PW Eagle common stock, exercisable over twenty years at $.01 per share.

     In connection with the purchase, the Company obtained a limited recourse mortgage loan of $8,200,000 collateralized by deeds of trust on the PW Eagle properties and a lease assignment. The loan provides for monthly payments of interest and principal of $57,898 at an annual interest rate of 7.6% and a thirty-year amortization schedule. The loan matures in February 2012, at which time a balloon payment is scheduled.

15.  Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

     SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

     SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 is not expected to have a material effect on the Company's financial statements.

     In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


There is no established public trading market for the Shares of the Company. As of December 31, 2001, there were 21,145 holders of record of the Shares of the Company.

The Company is required to distribute annually 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. Quarterly dividends paid by the Company since its inception are as follows:


                                             Cash Dividends Paid Per Share
                                         ------------------------------------
                                           1999          2000          2001
                                         --------      --------      --------
            First quarter                 .161000       .163116       .171249
            Second quarter                .162504       .163800       .175005
            Third quarter                 .162700       .165001       .178751
            Fourth quarter                .162932       .167495       .182500
                                         --------      --------      --------
                                         $.649136      $.659412      $.707505
                                         ========      ========      ========



REPORT ON FORM 10-K
--------------------------------------------------------------------------------


The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.