Form 10-Q
period 2002-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2002-05-14
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2002
                                       of

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

                  CPA(R):14 has no active market for common stock at May 10, 2002.

                  CPA(R):14 has 66,097,892 shares of common stock, $.001 Par Value outstanding at May 10, 2002.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                                         Page No.
                                                                                         --------
 PART I

Item 1. -  Financial Information*

           Condensed Consolidated Balance Sheets, December 31, 2001
           and March 31, 2002                                                                2

           Condensed Consolidated Statements of Income for the three
           months ended March 31, 2001 and 2002                                              3

           Condensed Consolidated Statements of Comprehensive Income for the
           three months ended March 31, 2001 and 2002                                        3

           Condensed Consolidated Statements of Cash Flows for the three months
           ended March 31, 2001 and 2002                                                     4

           Notes to Condensed Consolidated Financial Statements                            5-9

 Item 2. - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                           10-13

 PART II - Other Information

 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                       14

 Item 4. - Submission of Matters to a Vote of Security Holders                              14

 Item 6. - Exhibits and Reports on Form 8-K                                                 15

 Signatures                                                                                 16

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                 December 31, 2001             March 31, 2002
                                                                                 -----------------             --------------
                                                                                      (Note)                     (Unaudited)
                                                                                 -----------------             --------------
         ASSETS:

Real estate leased to others:
Land and buildings, net of accumulated depreciation of $17,728 at
   December 31, 2001 and $22,294 at March 31, 2002                              $   781,319                    $   880,475
Net investment in direct financing leases                                           104,321                        104,263
Real estate under construction                                                           --                          7,700
                                                                                -----------                    -----------
       Real estate leased to others                                                 885,640                        992,438
Equity investments                                                                   41,690                         41,479
Cash and cash equivalents                                                           147,695                        124,507
Other assets                                                                         22,213                         28,200
                                                                                -----------                    -----------
            Total assets                                                        $ 1,097,238                    $ 1,186,624
                                                                                ===========                    ===========

         LIABILITIES, MINORITY INTEREST AND
          SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                         $   463,864                    $   542,899
Accrued interest                                                                      2,426                          2,616
Accounts payable to affiliates                                                        3,651                          2,382
Accounts payable and accrued expenses                                                 2,207                          3,770
Prepaid rental income and security deposits                                          12,811                         15,528
Deferred acquisition fees payable to affiliate                                       18,661                         18,864
Dividends payable                                                                    11,318                         12,399
                                                                                -----------                    -----------
            Total liabilities                                                       514,938                        598,458
                                                                                -----------                    -----------

Minority interest                                                                    19,822                         30,565
                                                                                -----------                    -----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding, 66,315,466 shares at December 31, 2001 and
   66,427,868 shares at March 31, 2002                                                   66                             66
Additional paid-in capital                                                          593,487                        594,062
Dividends in excess of accumulated earnings                                         (28,023)                       (33,074)
Accumulated other comprehensive income                                                 (101)                          (502)
                                                                                -----------                    -----------
                                                                                    565,429                        560,552
Less, treasury stock at cost, 329,976 shares at December 31, 2001 and
   March 31, 2002                                                                    (2,951)                        (2,951)
                                                                                -----------                    -----------
            Total shareholders' equity                                              562,478                        557,601
                                                                                -----------                    -----------
            Total liabilities, minority interest and shareholders'
                equity                                                          $ 1,097,238                    $ 1,186,624
                                                                                ===========                    ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                                 Three Months Ended March 31,
                                                              ----------------------------------
                                                                  2001                   2002
                                                              ------------          ------------
Revenues:
   Rental income                                              $     10,968          $     21,369
   Interest income from direct financing leases                      2,059                 2,919
   Interest and other income                                           621                   723
                                                              ------------          ------------
                                                                    13,648                25,011
                                                              ------------          ------------

Expenses:
   Interest                                                          4,012                10,237
   Depreciation                                                      2,589                 4,569
   General and administrative                                          770                 1,228
   Property expenses                                                 1,717                 2,898
                                                              ------------          ------------
                                                                     9,088                18,932
                                                              ------------          ------------
       Income before minority interest in loss
         (income) and income from equity investments
         and unrealized gain (loss)                                  4,560                 6,079

   Minority interest in loss (income)                                    5                  (259)
   Income from equity investments                                      895                 1,288
                                                              ------------          ------------

       Income before gain (loss)                                     5,460                 7,108

   Unrealized gain on warrants                                          --                   258
   Unrealized loss on foreign currency contract                         --                   (19)
                                                              ------------          ------------

       Net income                                             $      5,460          $      7,347
                                                              ============          ============

Basic and diluted earnings per share                          $        .13          $        .11
                                                              ============          ============

Weighted average shares outstanding- basic and
   diluted                                                      43,664,027            66,028,391
                                                              ============          ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                                             Three Months Ended March 31,
                                                              -------------------------
                                                               2001              2002
                                                              -------           -------
Net income                                                    $ 5,460           $ 7,347
                                                              -------           -------

Other comprehensive loss:
   Change in foreign currency translation adjustment             (200)             (401)
                                                              -------           -------
                                                                 (200)             (401)
                                                              -------           -------

   Comprehensive income                                       $ 5,260           $ 6,946
                                                              =======           =======


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2001         2002
                                                                       ---------     ---------

Cash flows from operating activities:
   Net income                                                          $   5,460     $   7,347
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of financing costs                      2,652         4,736
     Straight-line rent adjustments                                         (640)       (1,054)
     Income from equity investments in excess of
        distributions received                                              (147)          (40)
     Fees paid by issuance of stock                                           --         1,039
     Minority interest in (loss) income                                       (5)          259
     Provision for uncollected rent                                          198            65
     Funds released from escrow                                            4,568            --
     Unrealized gain on warrants                                              --          (258)
     Unrealized loss on foreign currency contract                             --            19
     Increase in prepaid rent and security deposits                        3,461         2,717
     Change in other operating assets and liabilities, net                (1,538)         (691)
                                                                       ---------     ---------
         Net cash provided by operating activities                        14,009        14,139
                                                                       ---------     ---------

Cash flows from investing activities:
   Purchases of real estate and equity investments and additional
     capitalized costs                                                   (57,943)     (110,808)
   Capital distribution from equity investments                           15,003            --
   Distributions from equity investments in excess of equity income          447           252
   Funds deposited in construction escrow                                 (8,000)           --
   Payment of deferred acquisition fees                                     (722)       (1,638)
                                                                       ---------     ---------
         Net cash used in investing activities                           (51,215)     (112,194)
                                                                       ---------     ---------

Cash flows from financing activities:
   Prepayment of mortgage principal                                       (4,568)       (3,800)
   Proceeds from mortgages                                                33,686        85,273
   Payments on mortgage principal                                           (508)       (1,332)
   Distributions to minority interest partner                               (413)         (775)
   Contributions from minority interest partner                            1,381        10,886
   Proceeds from issuance of shares, net of costs                         27,579        (1,464)
   Deferred financing costs and mortgage deposits                         (1,252)       (2,603)
   Dividends paid                                                         (6,915)      (11,318)
   Purchase of treasury stock                                               (253)           --
                                                                       ---------     ---------
         Net cash provided by financing activities                        48,737        74,867
                                                                       ---------     ---------

         Net increase (decrease) in cash and cash equivalents             11,531       (23,188)

Cash and cash equivalents, beginning of period                            35,547       147,695
                                                                       ---------     ---------

      Cash and cash equivalents, end of period                         $  47,078     $ 124,507
                                                                       =========     =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 14 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2.  Transactions with Related Parties:

The Company's asset management and performance fees payable to the Advisor are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Company's advisory agreement. Asset management fees for the three-month periods ended March 31, 2001 and 2002 were $653 and $1,208, respectively, with performance fees in like amount, and general and administrative reimbursements were $219 and $420, respectively.

Note 3.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month periods ended March 31, 2001 and 2002 are as follows:

                                               2001         2002
                                             --------     --------

Per Statements of Income:
   Rental income from operating leases       $ 10,968     $ 21,369
   Interest from direct financing leases        2,059        2,919

Adjustment:
   Share of leasing revenue applicable to
      minority interest                        (1,008)      (1,266)
   Share of leasing revenue from equity
      investments                               2,640        3,226
                                             --------     --------
                                             $ 14,659     $ 26,248
                                             ========     ========

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

For the three-month periods ended March 31, 2001 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                                2001        %               2002             %
                                                                ----                        ----
Petsmart, Inc.                                                   -          -               $2,076           8%
Nortel Networks Limited.                                         -          -                1,500           6
Atrium Companies, Inc.                                      $  742          5%               1,194           4
Advance PCS, Inc.                                            1,075          7                1,075           4
Federal Express Corporation (a)                                965          7                  975           4
Galyan's Trading Company                                       953          6                  953           4
Advanced Micro Devices, Inc. (b)                               762          5                  815           3
Collins & Aikman Corporation                                     -          -                  809           3
Metaldyne Company LLC                                          271          2                  780           3
Applied Materials, Inc. (b)                                    746          5                  775           3
APW North America Inc.                                         657          4                  690           3
Amerix Corporation                                             549          4                  614           2
Celestica Corporation                                            -          -                  605           2
Builders Firstsource, Inc.                                     249          2                  600           2
PerkinElmer, Inc.                                                -          -                  578           2
Institutional Jobbers Company                                  568          4                  568           2
Buffets, Inc.                                                  535          4                  533           2
Gerber Scientific, Inc.                                          -          -                  529           2
Checkfree Holdings Corporation, Inc. (b)                       522          4                  527           2
McLane Company, Inc. (c)                                       505          3                  520           2
Special Devices, Inc.                                            -          -                  491           2
Best Buy Co., Inc.                                             475          3                  482           2
Stellex Technologies, Inc.                                     471          3                  479           2
Gibson Guitar Corp. (d)                                          -          -                  465           2
Waddington North America, Inc.                                   -          -                  453           2
Consolidated Theaters Holding, G.P.                            421          3                  426           2
Other (d)                                                    4,193         29                6,736          25
                                                           -------        ---              -------         ---
                                                           $14,659        100%             $26,248         100%
                                                           =======        ===              =======         ===

(a)      Net of W. P. Carey & Co. LLC's minority interest.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

(c) Net of Corporate Property Associates 12 Incorporated's minority interest.

(d)      Net of unaffiliated third party's minority interest.

Note 4.  Equity Investments:

The Company owns interests in properties leased to corporations through equity interests in various partnerships and limited liability companies ("LLCs") and as tenants-in-common subject to joint control. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The Company owns 33.33% interests in properties net leased to Advanced Micro Devices, Inc. and Compucom Systems, Inc. and 50% interests in properties net leased to Textron, Inc. and CheckFree Holdings, Inc., and a 50% tenancy-in-common interest subject to common control that net leases buildings to Special Devices, Inc., respectively. The Company also holds an interest in a limited liability company that net leases property to Etec Systems, Inc. ("Etec"). The interest in the Etec investment is a 49.99% interest in a building on the Etec property. Corporate Property Associates 12 Incorporated, an affiliate, owns all remaining interests in the Etec property, consisting of a 50.01% interest in the building and a 100% interest in all of the other buildings owned by the limited liability company. Applied Materials, Inc., the parent company of Etec, has unconditionally guaranteed Etec's lease obligations.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Summarized financial information of the Company's equity investees is as follows:

  (In thousands)                                    December 31, 2001      March 31, 2002
                                                    -----------------      --------------

Assets (primarily real estate)                       $306,233                $303,329
Liabilities (primarily mortgage notes payable)        200,810                 198,371
Partners' and members' equity                         105,423                 104,958

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                        2001                  2002
                                                                       ------                ------
Revenues (primarily rental revenues)                                   $7,141                $8,392
Expenses (primarily interest on mortgages and depreciation)             4,593                 4,958
                                                                       ------                ------
Net income                                                             $2,548                $3,434
                                                                       ======                ======

Note 5.  Acquisitions of Real Estate:

On February 11, 2002, the Company purchased a property in Mooresville, North Carolina on which a building is being constructed on a build-to-suit basis and entered into a net lease with UTI Holdings, Inc. ("UTI") and Nascar Technical Institute, Inc. ("Nascar"). The total purchase price including construction costs is estimated to be $11,333, with UTI and NASCAR having the obligation to fund any additional costs necessary to complete the project. Upon the earlier of completion or October 1, 2002, a lease term of 20 years with three seven-year renewal terms will commence with annual rent of $1,298 if the entire estimated funding of the build-to-suit project is required. The lease provides for stated annual increases of 2.5%.

On February 28, 2002, the Company purchased properties in Tacoma, Washington; Eugene, Oregon; Perris, California and West Jordan, Utah for $14,712 and entered into a master net lease with PW Eagle, Inc. ("PW Eagle"). The PW Eagle lease has an initial term of 20 years with two ten-year renewal terms and provides for an initial annual rent of $1,651 with increases every two years based on a formula indexed to increases in the Consumer Price Index ("CPI"). In consideration for structuring the lease, PW Eagle granted the Company 120,000 warrants for PW Eagle common stock, exercisable over twenty years at $.01 per share which were initially recorded at a value of $474,000.

In connection with the purchase, the Company obtained a limited recourse mortgage loan of $8,200 collateralized by deeds of trust on the PW Eagle properties and a lease assignment. The loan provides for monthly payments of interest and principal of $58 at an annual interest rate of 7.6% and a thirty-year amortization schedule. The loan matures in February 2012, at which time a balloon payment is scheduled.

On March 26, 2002, the Company purchased properties in Lincolnton and Charlotte, North Carolina and Maudlin, South Carolina for $14,974 and entered into a net lease with Heafner Tire Group, Inc. ("Heafner"). The Heafner lease has an initial term of 20 years with two ten-year renewal options and provides for an initial annual rent of $1,645, with increases every two years based on a formula indexed to increases in the CPI and capped at 8.16%. In connection with the purchase, the Company obtained a limited recourse mortgage loan of $8,750 collateralized by a mortgage and lease assignment. The loan provides for monthly payments of interest and principal of $65 at an annual interest rate of 8.09% based on a thirty-year amortization schedule. The loan matures in April 2012, at which time a balloon payment is scheduled. In consideration for structuring the leases, Heafner granted the Company warrants for 153,597 shares of common stock representing 0.75% of the fully diluted shares of Heafner. The warrants have a per share exercise price of $3.00 and are exercisable over a ten-year period.

On March 26, 2002, the Company purchased eight properties in France for Euro 86,666 ($76,049 at the date of acquisition) and entered into seven separate net leases with Societe Logidis. The lease obligations of Societe Logidis are unconditionally guaranteed by its parent company, Carrefour France, SAS ("Carrefour"). An additional purchase of a Societe Logidis property is scheduled to be completed by June 30, 2002 for Euro 14,483,419. The leases have nine-year terms and provide for aggregate annual rent of Euro 8,186 ($7,183 at the

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

date of acquisition), with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index.

In connection with the purchase of the Carrefour properties, the Company obtained a limited recourse mortgage loan of Euro 64,700 ($56,774 at the date of acquisition) which provides for quarterly payments of interest at an annual interest rate of 6.38%. The interest rate is fixed through 2012, at which time the Company has the option to choose either a variable rate based on the Euribor three-month or a fixed rate based on the lenders' cost to refinance the loan. Principal installments are payable based on an initial 2.20% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on April 30, 2017, at which time a balloon payment is scheduled.

Note 6.  Subsequent Event:

On April 10, 2002, the Company purchased land and buildings in Granite City, Illinois; Kendallville, Indiana; Clinton, Michigan and Upper Sandusky, Ohio for $34,711 and entered into a master net lease with Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (collectively, "Tower"). The lease obligations have been unconditionally guaranteed by Tower Automotive, Inc., the parent company.

The lease has an initial term of 18 years followed by two ten-year renewal options. Annual rent is initially $3,895 with rent increases every three years based on a formula indexed to increases in the CPI. In connection with the purchase, the Company obtained $19,878 of limited recourse mortgage financing collateralized by the Tower properties and a lease assignment. The loan provides for monthly payments of interest and principal of $146 at an annual interest rate of 7.89% and based on a 30-year amortization schedule. The loan matures in May 2012 at which time a balloon payment is scheduled.

Note 7.  Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

disposal activities initiated by the Company's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, the Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - Management's Discussion and Analyis of
                  Financial Condition and Results of Operations
           (Dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with Corporate Property Associates 14 Incorporated's ("CPA(R):14") condensed consolidated financial statements and notes thereto as of March 31, 2002 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or the objectives and plans of CPA(R):14 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of CPA(R):14's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

CPA(R):14 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. In its evaluations, CPA(R):14 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Because CPA(R):14's properties are leased to single tenants, CPA(R):14 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):14 different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

CPA(R):14 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):14 is reached.

CPA(R):14 and certain affiliates are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):14 and the affiliate. The placement of an investment in a jointly held entity or tenancy in common requires the approval of the Independent Directors. All of the jointly held investments are structured so that CPA(R):14 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly held investments and their related results in the accompanying consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. All of the jointly held investments are subject to contractual agreements.

                                      -10

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - Management's Discussion and Analyis of
            Financial Condition and Results of Operations, continued
           (Dollars in thousands, except share and per share amounts)

RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 2002 of $7,347 is not directly comparable to net income of $5,460 for the three months ended March 2002 as a result of substantial increases in CPA(R):14's asset base and to a lesser extent, a net unrealized gain on derivative instruments. Net income for the three-month period ended March 31, 2002 increased by $1,887.

Lease revenues (rental income and interest income from direct financing leases) increased by $11,261 for the comparable three-month periods, as a result of real estate purchases and the completion of build-to-suit projects in 2001 and 2002. Property, general and administrative and interest expenses and depreciation have also increased due to the increase in CPA(R):14's asset base. Property expenses have increased because asset management and performance fees are determined by a formula based on CPA(R):14's investment in real estate assets. Such fees increase as CPA(R):14 uses its cash available for investment and mortgage financing to increase investments in real estate. The increase in general and administrative expenses was due to an increase in administrative reimbursements and CPA(R):14's share of the cost-sharing agreement for office space. The cost-sharing agreement is based on revenues and CPA(R):14's participation percentage has increased in proportion to its increased revenues. In connection with acquiring properties, CPA(R):14 has used limited recourse mortgage financing (including $264,211 and $85,273 in 2001 and 2002, respectively), which has resulted in a substantial increase in interest expense.

The increase in depreciation is attributable to the increase in real estate assets. Depreciation, a noncash charge which has no effect on cash flow, increased from $2,589 to $4,569 for the comparable three-month periods. CPA(R):14's cash flow from operations increased by more than 49% for the comparable three-month periods, net of a nonrecurring item of $4,568 from the release of escrow funds in 2001.

The increase in income from equity investments was due to the jointly-owned properties leased to Special Devices, Inc. that were purchased in June 2001 and lower mortgage interest expense on the investment in the Checkfree Holdings Corporation property. The Checkfree mortgage loan is a variable rate obligation and interest expense has decreased as a result of lower benchmark interest rates. This decrease contributed approximately $115 to the current period's equity income.

During the quarter ended March 31, 2002, CPA(R):14 entered into new leases with Heafner Tire Group, Inc.; PW Eagle, Inc.; Societe Logidis and UTI Holdings, Inc. These leases will provide annual lease revenues of $11,777 and cash flow (lease revenues less mortgage debt service) of $4,532. In addition, the lease with Tower Automotive, Inc. which CPA(R):14 entered into in April 2002 will provide annual lease revenues and cash flow of $3,895 and $2,143, respectively.

CPA(R):14 anticipates that its lease with Burlington Motor Carriers, Inc. will be terminated in connection with Burlington's plan of reorganization in bankruptcy. The lease had provided annual lease revenues of $833. The Burlington property is currently partially rented under a short-term lease and CPA(R):14 is actively remarketing the property.

Financial Condition:

There has been no material change in CPA(R):14's financial condition since December 31, 2001. For the three months ended March 31, 2002, cash flows from operating activities of $14,139 were sufficient to pay dividends to shareholders of $11,318, meet scheduled principal payment installments on mortgage debt of $1,332 and distribute $775 to minority interests. As a result of the new leases that have been entered into since December 31, 2001, operating cash flow is projected to continue to be sufficient to meet CPA(R):14's dividend objectives.

For the three months ended March 31, 2002, CPA(R):14's investing activities included using $110,808 to purchase the Societe Logidis, Heafner Tire, UTI Holdings and PW Eagle properties. CPA(R):14 has a remaining commitment on the UTI Holdings build-to-suit in Mooresville, North Carolina of up to $3,633. CPA(R):14 also paid its annual installment of deferred acquisition fees of $1,638. Deferred acquisition fees are payable in equal annual installments over a period of no less than eight years.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

In addition to paying dividends to shareholders, principal payments on mortgage debt and paying distributions to minority interest owners, CPA(R):14's financing activities for the three months ended March 31, 2002 included obtaining new limited recourse mortgage financing, paying off a matured mortgage loan and receiving $10,086 from a minority interest owner. CPA(R):14 obtained new limited recourse mortgage financing of $81,473 in connection with the purchase of new properties and $3,800 to refinance an existing loan which had matured.

In February 2002, Corporate Property Associates 15 Incorporated ("CPA(R):15") paid $10,086 in connection with an obligation to increase its ownership interests in two partnerships leasing properties to Petsmart, Inc to 30% and a partnership leasing properties to Builders Firstsource, Inc. to 40%. CPA(R):14 and CPA(R):15 formed the partnerships in the fourth quarter of 2001 at which time CPA(R):15 had a de minimus interest in the partnerships. CPA(R):15 is currently raising capital pursuant to a "best efforts" public offering and its obligation to increase its ownership interests in the Petsmart and Builders Firstsource partnerships was contingent on raising a specified level of capital. CPA(R):14 will consider jointly acquiring additional real estate interests with CPA(R):15 as CPA(R):15 has investment objectives that are consistent with CPA(R):14's. As a result of CPA(R):15's increased ownership in the Petsmart and Builders Firstsource partnerships, CPA(R):14's share of annual cash flow from these investments will decrease by approximately $1,350. Because CPA(R):14 is using the proceeds from CPA(R):15 for additional investments, CPA(R):14 is reducing the concentration of risk associated with a single lessee. As of March 31, 2002, no lessee represented more than 10% of revenues on a proportionate basis (see Note 4 to the accompanying condensed consolidated financial statements).

A summary of CPA(R):14's contractual obligations and commitments is as follows:

(in thousands)                         Total        2002        2003        2004        2005        2006     Thereafter
                                       --------   --------    --------    --------    --------    --------    --------
Obligations:
  Limited recourse mortgage notes
     payable                           $542,899    $ 4,716    $  7,418    $  8,006    $  8,775    $  9,490    $ 504,494
  Deferred acquisition fees              18,933                  2,626       2,692       2,692       2,692        8,231
  Subordinated disposition fees             131                                                                     131
Commitments:
  Commitments for build-to-suit
     construction                         3,633      3,633
  Real estate purchase commitment        12,710     12,710
  Share of minimum rents payable
     under office cost-sharing
     agreement                            1,360        210         307         307         307         229           -
                                       --------   --------    --------    --------    --------    --------    --------
                                       $579,666    $21,269    $ 10,351    $ 11,005    $ 11,774    $ 12,411    $512,856
                                       ========   ========    ========    ========    ========    ========    ========

CPA(R):14 is continuing to diversify its portfolio by using its net offering proceeds along with limited recourse mortgage financing to purchase properties subject to long-term net leases with corporate tenants on a single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property for real estate taxes, property maintenance and insurance costs. A net lease, therefore, limits the impact on CPA(R):14 of the effects of inflation on these property costs. CPA(R):14's leases, which generally have initial lease terms of 10 to 20 years and provide the lessee with options for renewal terms, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of April 30, 2002, 14, has $95,182 available for investment.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

SFAS No. 141 requires that all business combinations be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on CPA(R):14's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are longer be amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on CPA(R):14's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on CPA(R):14's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the company's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, CPA(R):14 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $528,320,000 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of March 31, 2002 ranged from 6.091% to 8.85%. The interest rate on the variable rate debt as of March 31, 2002 ranged from 6.55% to 8.14%.

(in thousands)             2002       2003       2004       2005       2006      Thereafter      Total      Fair Value
                          ------     ------     ------     ------     ------     ----------     --------    ----------
Fixed rate debt           $4,597     $7,227     $7,798     $8,555     $9,265      $490,878      $528,320    $521,424
Weighted average
    interest rate          7.40%      7.33%      7.32%      7.33%     7.33%          7.60%
Variable rate debt        $  119     $  191     $  208     $  220   $  225        $ 13,616      $ 14,579    $ 14,579


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2002, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:
                  Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows as of March 31, 2002:

                  Shares registered:                                                          40,000,000

                  Aggregate price of offering amount registered:                            $400,000,000

                  Shares sold:                                                                36,353,686

                  Aggregated offering price of amount sold:                                 $363,536,860

                  Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                     owning ten percent or more of any class of equity
                     securities of the issuer and to affiliates of the issuer:              $  6,381,359

                  Direct or indirect payments to others:                                    $ 28,962,482

                  Net offering proceeds to the issuer after deducting expenses:             $328,193,019

                  Purchases of real estate:                                                 $210,356,413

                  Working capital reserves:                                                 $  3,635,369

                  Temporary investments in cash and cash equivalents:                       $114,201,237

         (b)    Reports on Form 8-K:

                During the quarter ended March 31, 2002, the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED




      5/13/02                      By:     /s/ John J. Park
  -------------                           ----------------------------------
      Date                                     John J. Park
                                               Executive Vice President,
                                               Treasurer and Chief Financial
                                               Officer (Principal Financial
                                               Officer)

      5/13/02                      By:     /s/ Claude Fernandez
  -------------                           ----------------------------------
      Date                                     Claude Fernandez
                                               Executive Vice President and
                                               Chief Administrative Officer
                                               (Principal Accounting Officer)