Form 10-Q
period 2002-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2002-08-14
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2002
                                       of

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


         CPA(R):14 has no active market for common stock at August 13, 2002.

         CPA(R):14 has 66,170,386 shares of common stock, $.001 Par Value outstanding at August 13, 2002.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                                      INDEX


                                                                                        Page No.
                                                                                        --------
PART I

Item 1. -     Financial Information*

              Condensed Consolidated Balance Sheets, December 31, 2001
              and June 30, 2002                                                               2

              Condensed Consolidated Statements of Income for the three
              and six months ended June 30, 2001 and 2002                                     3

              Condensed Consolidated Statements of Comprehensive Income for the
              three and six months ended June 30, 2001 and 2002                               4

              Condensed Consolidated Statements of Cash Flows for the six months
              ended June 30, 2001 and 2002                                                    5

              Notes to Condensed Consolidated Financial Statements                         6-10



 Item 2. -    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                         11-15

 Item 3. -    Quantitative and Qualitative Disclosures About Market Risk                     16


 PART II -    Other Information

 Item 2(d). - Use of Proceeds of Registered Offering                                         17

 Item 4. -    Submission of Matters to a Vote of Security Holders                            17

 Item 6. -    Exhibits and Reports on Form 8-K                                               17

 Signatures                                                                                  18


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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                            December 31, 2001      June 30, 2002
                                                                                  (Note)            (Unaudited)
         ASSETS:

Real estate leased to others:
Land and buildings, net of accumulated depreciation of $17,728 at
   December 31, 2001 and $27,564 at June 30, 2002                              $   781,319          $   924,200
Net investment in direct financing leases                                          104,321              101,794
Real estate under construction                                                          --               17,144
                                                                               -----------          -----------
       Real estate leased to others                                                885,640            1,043,138
Equity investments                                                                  41,690               41,257
Cash and cash equivalents                                                          147,695              102,192
Other assets                                                                        22,213               35,459
                                                                               -----------          -----------
            Total assets                                                       $ 1,097,238          $ 1,222,046
                                                                               ===========          ===========

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                        $   463,864          $   572,882
Accrued interest                                                                     2,426                3,792
Accounts payable to affiliates                                                       3,651                3,026
Accounts payable and accrued expenses                                                2,207                6,709
Prepaid rental income and security deposits                                         12,811               14,678
Deferred acquisition fees payable to affiliate                                      18,661               19,945
Dividends payable                                                                   11,318               12,417
                                                                               -----------          -----------
            Total liabilities                                                      514,938              633,449
                                                                               -----------          -----------

Minority interest                                                                   19,822               30,272
                                                                               -----------          -----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding, 66,315,466 shares at December 31, 2001 and
   66,550,636 shares at June 30, 2002                                                   66                   67
Additional paid-in capital                                                         593,487              595,038
Dividends in excess of accumulated earnings                                        (28,023)             (36,654)
Accumulated other comprehensive (loss) income                                         (101)               3,673
                                                                               -----------          -----------
                                                                                   565,429              562,124
Less, treasury stock at cost, 329,976 shares at December 31, 2001 and
   425,974 shares at June 30, 2002                                                  (2,951)              (3,799)
                                                                               -----------          -----------
            Total shareholders' equity                                             562,478              558,325
                                                                               -----------          -----------
            Total liabilities, minority interest and shareholders'
                equity                                                         $ 1,097,238          $ 1,222,046
                                                                               ===========          ===========


         The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                           ---------------------------            -------------------------
                                                             2001               2002               2001               2002
                                                         ------------       ------------       ------------       ------------
Revenues:
   Rental income                                         $     13,084       $     24,500       $     24,052       $     45,869
   Interest income from direct financing leases                 2,043              2,853              4,022              5,692
   Interest and other income                                      495                462              1,115              1,185
                                                         ------------       ------------       ------------       ------------
                                                               15,622             27,815             29,189             52,746
                                                         ------------       ------------       ------------       ------------

Expenses:
   Interest                                                     4,415             10,191              8,384             20,384
   Depreciation                                                 2,851              5,173              5,440              9,742
   General and administrative                                   1,254              1,477              2,024              2,705
   Property expenses                                            2,406              3,354              4,123              6,252
   Impairment loss on real estate                                 272                 --                272                 --
                                                         ------------       ------------       ------------       ------------
                                                               11,198             20,195             20,243             39,083
                                                         ------------       ------------       ------------       ------------

       Income from continuing operations
         before minority interest, equity
         investments and gain                                   4,424              7,620              8,946             13,663

   Minority interest in income                                    (22)              (482)               (17)              (741)
   Income from equity investments                               1,026              1,301              1,921              2,589
                                                         ------------       ------------       ------------       ------------

       Income from continuing operations
          before gain                                           5,428              8,439             10,850             15,511

   Unrealized gain on warrants and foreign currency
      contract, net                                                --                 29                 --                268
                                                         ------------       ------------       ------------       ------------

       Income from continuing operations                        5,428              8,468             10,850             15,779

Discontinued operations:
   Income from operations of discontinued
      properties in 2002                                           35                 36                 72                 72
   Gain on sale of real estate                                     --                333                 --                333
                                                         ------------       ------------       ------------       ------------

       Net income                                        $      5,463       $      8,837       $     10,922       $     16,184
                                                         ============       ============       ============       ============

Basic and diluted earnings per share:
   Income from continuing operations                     $        .11       $        .13       $        .24       $        .24
   Discontinued operations                                         --                 --                 --                 --
                                                         ------------       ------------       ------------       ------------
       Net income                                        $        .11       $        .13       $        .24       $        .24
                                                         ============       ============       ============       ============

Weighted average shares outstanding - basic and
   diluted                                                 47,763,676         66,171,078         45,725,176         66,100,129
                                                         ============       ============       ============       ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                             Three Months Ended June 30,   Six Months Ended June 30,
                                             ---------------------------   -------------------------
                                                 2001           2002          2001           2002
                                               --------       --------      --------       --------
Net income                                     $  5,463       $  8,837      $ 10,922       $ 16,184
                                               --------       --------      --------       --------

Other comprehensive (loss) income:
   Change in foreign currency translation
    adjustment                                      (11)         3,373          (211)         3,774
                                               --------       --------      --------       --------

   Comprehensive income                        $  5,452       $ 12,210      $ 10,711       $ 19,958
                                               ========       ========      ========       ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                            2001            2002
                                                                         ---------       ---------
Cash flows from operating activities:
   Net income                                                            $  10,922       $  16,184
   Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
     Income from discontinued operations, including gain on sale
       of real estate                                                          (72)           (405)
     Depreciation and amortization of financing costs                        5,604          10,106
     Straight-line rent adjustments                                         (1,372)         (2,120)
     Income from equity investments in excess of
        distributions received                                                  --             (10)
     Fees paid by issuance of stock                                          3,112           2,266
     Minority interest in income                                                17             741
     Funds released from escrow                                              4,568              --
     Impairment loss on real estate                                            272              --
     Unrealized gain on warrants and foreign currency contract, net             --            (268)
     Change in other operating assets and liabilities, net                      81             852
                                                                         ---------       ---------
     Net cash provided by continuing operations                             23,132          27,346
     Net cash provided by discontinued operations                               74              74
                                                                         ---------       ---------
         Net cash provided by operating activities                          23,206          27,420
                                                                         ---------       ---------

Cash flows from investing activities:
   Proceeds from sale of real estate                                            --           3,634
   Purchases of real estate and equity investments and additional
     capitalized costs                                                    (119,512)       (152,748)
   Capital distribution from equity investments                             15,003              --
   Distributions from equity investments in excess of equity income            754             443
   Funds deposited in construction escrow                                   (8,000)             --
   Payment of deferred acquisition fees                                       (722)         (1,638)
                                                                         ---------       ---------
         Net cash used in investing activities                            (112,477)       (150,309)
                                                                         ---------       ---------

Cash flows from financing activities:
   Prepayment of mortgage principal                                         (4,568)         (3,800)
   Proceeds from mortgages                                                  68,009         105,151
   Payments on mortgage principal                                           (1,074)         (2,614)
   Funding of defeasance escrow account                                         --          (2,537)
   Distributions to minority interest partner                               (1,817)         (1,048)
   Contributions from minority interest partner                              1,381          10,758
   Proceeds from issuance of shares, net of costs                           69,578          (1,954)
   Deferred financing costs and mortgage deposits                           (2,335)         (2,338)
   Dividends paid                                                          (14,557)        (23,716)
   Purchase of treasury stock                                                 (695)           (848)
                                                                         ---------       ---------
         Net cash provided by financing activities                         113,922          77,054
                                                                         ---------       ---------

         Effect of exchange rate changes on cash                                --             332
                                                                         ---------       ---------

         Net increase (decrease) in cash and cash equivalents               24,651         (45,503)

Cash and cash equivalents, beginning of period                              35,547         147,695
                                                                         ---------       ---------

      Cash and cash equivalents, end of period                           $  60,198       $ 102,192
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

Note 2. Transactions with Related Parties:

The Company's asset management and performance fees payable to the Advisor, Carey Asset Management Corp., a wholly-owned subsidiary of W. P. Carey & Co. LLC, are each 1/2 of 1% per annum of Average Invested Assets, as defined in the Company's advisory agreement. Asset management fees were $972 and $1,373 for the three-month periods ended June 30, 2001 and 2002, respectively, and $1,626 and $2,601 for the six months ended June 30, 2001 and 2002, respectively, with performance fees in like amount. General and administrative reimbursements were $374 and $547 for the three months ended June 30, 2001 and 2002, respectively, and $592 and $967 for the six months ended June 30, 2001 and 2002, respectively.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal installments over no less than eight years following the first anniversary of the date a property is purchased. For transactions that were completed during the six months ended June 30, 2002, the current fees were $3,652.

Note 3. Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2001 and 2002 are as follows:

                                                 2001           2002
                                               --------       --------
Per Statements of Income:
   Rental income from operating leases         $ 24,052       $ 45,869
   Interest from direct financing leases          4,022          5,692

Adjustment:
   Share of leasing revenue applicable to
      minority interest                          (2,123)        (3,553)
   Share of leasing revenue from equity
      investments                                 5,449          6,495
                                               --------       --------
                                               $ 31,400       $ 54,503
                                               ========       ========

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

For the six-month periods ended June 30, 2001 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                2001           %            2002           %
                                              -------       -------       -------       -------
Petsmart, Inc. (e)                                 --            --       $ 3,321             6%
Nortel Networks Limited                            --            --         3,000             5
Atrium Companies, Inc.                        $ 1,326             5%        2,227             4
Advance PCS, Inc.                               2,150             7         2,150             4
Federal Express Corporation (a)                 1,929             6         1,950             4
Carrefour France, SAS                              --            --         1,941             4
Galyan's Trading Company                        1,905             6         1,905             3
Advanced Micro Devices, Inc. (b)                1,524             5         1,629             3
Collins & Aikman Corporation                       --            --         1,618             3
Metaldyne Company LLC                             551             2         1,560             3
Applied Materials, Inc. (b)                     1,521             5         1,550             3
APW North America Inc.                          1,314             4         1,381             2
Amerix Corporation                              1,164             4         1,229             2
Celestica Corporation                             366             1         1,210             2
PerkinElmer, Inc.                                  --            --         1,185             2
Institutional Jobbers Company                   1,135             4         1,135             2
Buffets, Inc.                                   1,066             3         1,066             2
Gerber Scientific, Inc.                            --            --         1,059             2
Checkfree Holdings Corporation, Inc. (b)        1,044             3         1,054             2
McLane Company, Inc. (c)                        1,039             3         1,043             2
Builders Firstsource, Inc. (e)                    498             2         1,013             2
Special Devices, Inc. (b)                         139            --           981             2
Stellex Technologies, Inc.                        941             3           975             2
Best Buy Co., Inc.                                994             3           957             2
Gibson Guitar Corp. (d)                           547             2           933             2
Nexpak Corporation                                345             1           922             2
Waddington North America, Inc.                    302             1           905             2
Tower Automotive, Inc.                             --            --           866             2
Other (d)                                       9,600            30        13,738            24
                                              -------       -------       -------       -------
                                              $31,400           100%      $54,503           100%
                                              =======       =======       =======       -------

(a) Net of W. P. Carey & Co. LLC's minority interest.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

(c) Net of Corporate Property Associates 12 Incorporated's minority interest.

(d) Net of unaffiliated third party's minority interest.

(e) Net of Corporate Property Associates 15 Incorporated's minority interest.

Note 4. Equity Investments:

The Company owns interests in properties leased to corporations through equity interests in various partnerships and limited liability companies and as tenants-in-common subject to joint control. The ownership interests range from 33.33% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc. and Applied Materials, Inc.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Summarized financial information of the Company's equity investees is as follows:

(In thousands)                                  December 31, 2001     June 30, 2002
--------------                                  -----------------     -------------
Assets (primarily real estate)                      $306,233            $302,133
Liabilities (primarily mortgage notes payable)       200,810             197,484
Partners' and members' equity                        105,423             104,649

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                   2001         2002
                                                                 -------      -------
Revenues (primarily rental revenues)                             $14,387      $16,894
Expenses (primarily interest on mortgages and depreciation)        9,116        9,978
                                                                 -------      -------
Net income                                                       $ 5,271      $ 6,916
                                                                 =======      =======

Note 5. Acquisitions of Real Estate:

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

On May 22, 2002, the Company purchased a property in Upper Saucon Township, Pennsylvania on which a building is being constructed on a build-to-suit basis and entered into a net lease with Allentown Business School, Ltd. The lease obligations have been unconditionally guaranteed by Career Education Corp., the parent company. The total purchase price including construction costs is estimated to be $19,372. On July 1, 2003, a lease term of 20 years with two ten-year renewal terms will commence at an annual rent of $1,952 if the entire estimated funding of the build-to-suit project is required. Initial annual rent will be increased by 10.55% of the funding of any project cost overruns resulting from lessee change orders during the construction period, or decreased by 10.55% of the amounts for a tenant improvement allowance that are not used. The lease provides for rent increases every two years based on a formula indexed to increases in the CPI, capped at 6.5%.

Note 6. Sale of Real Estate:

On June 21, 2002, the Company sold a property in Greenville, Texas leased to Atrium Companies, Inc. ("Atrium") for $3,634 and recognized a gain on sale of $333. The results of operations of the Greenville property and the related gain on sale have been included in income from discontinued operations in the accompanying condensed consolidated financial statements. Atrium continues to lease five properties from the Company.

The Greenville property was subject to a mortgage note payable which did not allow for prepayment. The Company used $2,537 of the sales proceeds to establish a defeasance escrow account. The account has been funded with fixed rate instruments that are intended to meet scheduled debt service payments and a balloon payment of $1,852 scheduled in January 2010, at which time the loan obligation will be satisfied. At June 30, 2002, the fund held investments with a face amount of $3,720 and amortized cost of $2,537. In the event that amounts in the defeasance escrow account are insufficient to meet any scheduled payment, including the balloon payment, the Company would have the obligation to fund any shortfall. The defeasance fund has been structured so that fixed debt instruments mature to meet each debt service installment, including the balloon payment.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)


Note 7.  Subsequent Events:

On July 1, the Company purchased a property in Lieusaint, France for Euro
15,166 ($15,016 at the date of acquisition) and entered into a net lease with Societe Logidis. The lease obligations of Societe Logidis are unconditionally guaranteed by its parent company, Carrefour France, SAS ("Carrefour"). The lease has a nine-year term and provides for annual rent of Euro 1,520 ($1,507 at the date of acquisition), with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index.

In connection with the purchase of the Carrefour property, the Company obtained a limited recourse mortgage loan of Euro 12,400 ($12,296 at the date of acquisition) which provides for quarterly payments of interest at an annual interest rate of 6.38%. The interest rate is fixed through 2012, at which time the Company has the option to choose either a variable rate based on the Euribor three-month rate or a fixed rate based on the lenders' cost to refinance the loan. Principal installments are payable based on an initial 2.20% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on April 30, 2017, at which time a balloon payment is scheduled.

On July 5, 2002, the Company purchased land and buildings in Davenport, Iowa, Bloomington, Minnesota and Edisonweg, Gorinchem, the Netherlands for $35,524 and entered into a master net lease with Katun Corporation ("Katun") for the Iowa and Minnesota properties and a net lease with Katun (E.D.C.) B.V. for the Netherlands property. The lease obligations of Katun (E.D.C.) B.V. have been unconditionally guaranteed by Katun, the parent company. Both leases have an initial term of 20 years followed by two ten-year renewal options. Annual rent is initially $2,971 for the Iowa and Minnesota properties and Euros 678 ($664 as of the date of acquisition) for the Netherlands property. Both leases provide for rent increases on the fourth lease anniversary and every three years thereafter based on a formula indexed to increases in the CPI.

In connection with the purchase of the Iowa and Minnesota properties, the Company obtained $19,000 of limited recourse mortgage financing collateralized by a mortgage on the properties and a lease assignment. The loan provides for monthly payments of interest and principal of $128 at an annual interest rate of 7.15% and based on a 30-year amortization schedule. The loan matures in August 2012 at which time a balloon payment is scheduled. In connection with the purchase of the Netherlands property, the Company obtained Euros 5,600 ($5,486 as of the date of acquisition) of limited recourse mortgage financing collateralized by a mortgage on the property. The loan provides for quarterly payments of interest at an annual interest rate of 6.50%. Principal installments are payable based on an initial 1.75% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on June 30, 2022, at which time a balloon payment is scheduled.

Note 8. Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company's financial statements.

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, the Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented. The Company has not elected early adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS No. 146 to have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with Corporate Property Associates 14 Incorporated's ("CPA(R):14") condensed consolidated financial statements and notes thereto as of June 30, 2002 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or the objectives and plans of CPA(R):14 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of CPA(R):14's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

CPA(R):14 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. In its evaluations, CPA(R):14 generally obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. As CPA(R):14's investment objectives are to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):14 will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because CPA(R):14's properties are leased to single tenants, CPA(R):14 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):14 different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

CPA(R):14 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):14 is reached.

CPA(R):14 and certain affiliates are investors in certain real estate ventures. Certain of the investments are held through incorporated or unincorporated jointly-held entities and certain investments are held directly as tenants in common. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):14 and the affiliate. The placement of an investment in a jointly-held entity or tenancy in common requires the approval of CPA(R):14's Independent Directors. All of the jointly held investments are structured so that CPA(R):14 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly-held investments and their related results in the accompanying consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether either party has the ability to make independent decisions. All of the jointly-held investments are subject to contractual agreements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

CPA(R):14 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):14 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate which requires an estimate of the residual value of leased assets as of the end of the noncancellable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets.

RESULTS OF OPERATIONS:

Between November 1997 and November 2001, CPA(R):14 raised approximately $660,000 in two "best efforts" public offerings. Since December 31, 2001, CPA(R):14 has acquired new real estate investments in excess of $150,000 and currently has more than $54,250 available for the acquisition of real estate investments. As a result, its asset base has increased by more than 10% since the beginning of the current year and is projected to continue to increase until its available cash is deployed fully in real estate. As a result of the on-going acquisition activity, the results of operations for the three months and six month periods ended June 30, 2002 are not directly comparable to the results for the three and six months ended June 30, 2001. Income before gains and discontinued operations increased by $3,011 and $4,661 for the comparable three-month and six-month periods, respectively. The increases were due to an increase in lease revenues (rental income and interest income from direct financing leases) and were offset, in part, by corresponding increases in interest, depreciation and property expenses, and, to a lesser extent, an increase in general and administrative expense. All of the revenues and expenses had been projected to increase as the asset base increased and additional mortgage financing was obtained. Income from properties disposed of, unless such disposal activities were initiated prior to January 1, 2002, including any gain on sale of such properties, are presented as discontinued operations. As CPA(R):14 will dispose of properties in the ordinary course of business and there is a reasonable probability that a portion of the funds from the sale will be reinvested in real estate, Management evaluates its results and ability to meet dividend objectives inclusive of income from discontinued operations.

Lease revenues increased primarily as a result of real estate purchases and the completion of build-to-suit commitments. Lease revenues also benefited from periodic rent increases on several leases which increased annual revenues by $157. Substantially all of CPA(R):14's leases provide for rent increases, either based on fixed amounts or a formula indexed to increases to the Consumer Price Index, with such increases generally scheduled every one, two or three years.

The increases in depreciation were attributable to the increase in real estate assets. Depreciation, a noncash charge which has no effect on cash flow, increased by $2,322 and $4,302 in 2002 for the comparable three-month and six-month periods. The increase in interest expense was due to $264,211 of new mortgage financing obtained in 2001 and $105,151 in 2002. The increases in property expenses were due to the increase in management and performance fees which are calculated based on CPA(R):14's real estate assets, including equity investments.

The increase in income from equity investments was due to the acquisition in June 2001 of properties leased to Special Devices Inc. and represented $335 of the $668 increase for the current six-month period. The remaining increase was due to rent increases on three of the leases and lower interest charges on a variable rate debt obligation which is indexed to short-term LIBOR rates.

Through June 30, 2002, CPA(R):14 has entered into new leases with American Tire Distributors (formerly Heafner Tire Group, Inc.), Carrefour Group SAS (in France), PW Eagle, Inc., UTI Holdings, Inc, Tower Automotive, Inc. and Career Education Group. These leases provide annual revenues of $17,795 and annual cash flow (lease revenues less property-level mortgage debt service) of $13,128. Since June 30, 2002, CPA(R):14 purchased an additional Carrefour Group property in France and three properties leased to Katun Corporation, including a property in the Netherlands. Annual revenues and cash flow from the newly-acquired Carrefour property and the Katun properties are projected to be $5,143 and $2,098, respectively, subject to some foreign currency fluctuation. CPA(R):14 completed $165,466 of acquisitions in Europe and believes that it has mitigated its foreign currency risk on those leases by obtaining mortgage debt in the local currency. Several of the lessees or lease guarantors are based in

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

the United States or have significant domestic operations including Nexpak Corporation, Katun Corporation and Perkin-Elmer, Inc.

CPA(R):14's lease with Burlington Motor Carriers, Inc. was terminated in connection with Burlington's plan of reorganization in bankruptcy. The lease had provided annual lease revenues of $833. The Burlington property is currently partially rented under a short-term lease and CPA(R):14 is actively remarketing the property. Cash flow has decreased by $128 as the result of the sale of a property leased to Atrium Companies, Inc. CPA(R):14 continues to net lease five properties to Atrium.

FINANCIAL CONDITION:

There has been no material change in CPA(R):14's financial condition since December 31, 2001. For the six months ended June 30, 2002, cash flows from operating activities and equity investments of $27,863 were sufficient to pay dividends to shareholders of $23,716, meet scheduled principal payment installments on mortgage debt of $2,614 and distribute $1,048 to minority interests. As a result of the new leases that have been entered into since December 31, 2001, operating cash flow is projected to continue to be sufficient to meet CPA(R):14's dividend objectives.

For the six months ended June 30, 2002, CPA(R):14's investing activities included using $152,748 to purchase the Carrefour SAS, American Tire, UTI Holdings, PW Eagle, Tower Automotive, Inc. and Career Education Corp. properties. CPA(R):14 has a remaining commitment on the UTI Holdings and Career Education Corp. build-to-suits in Mooresville, North Carolina and Allentown, Pennsylvania, respectively, of up to $12,931. CPA(R):14 also paid its annual installment of deferred acquisition fees of $1,638. Deferred acquisition fees are payable in equal annual installments over a period of no less than eight years. In connection with selling a property for $3,634, $2,537 was deposited in a defeasance escrow account. The account has been funded with fixed rate instruments that are intended to meet scheduled debt service payments on the loan which had been collateralized by the property.

In addition to paying dividends to shareholders, principal payments on mortgage debt and paying distributions to minority interest owners, CPA(R):14's financing activities for the six months ended June 30, 2002 included obtaining new limited recourse mortgage financing of $105,151, paying off a matured mortgage loan of $3,800 and receiving $10,758 from a minority interest owner. The $3,800 loan was refinanced.

In February 2002, CPA(R):14 received $10,886 from Corporate Property Associates 15 Incorporated ("CPA(R):15") in connection with CPA(R):15's obligation to increase its ownership interests in two jointly-owned investments. CPA(R):14 and CPA(R):15 entered into the investments in the fourth quarter of 2001 at which time CPA(R):15 had a de minimus interest. CPA(R):15 is currently raising capital pursuant to a "best efforts" public offering and its obligation to increase its ownership interests in the investments was contingent on raising a specified level of capital. CPA(R):14 will consider jointly acquiring additional real estate interests with affiliates to the extent that investment objectives are consistent. By jointly acquiring properties with affiliates, CPA(R):14 is able to reduce the concentration of risk associated with a single lessee. As of June 30, 2002, no lessee represented more than 6% of revenues on a proportionate basis (see Note 4 to the accompanying condensed consolidated financial statements).

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

A summary of CPA(R):14's contractual obligations and commitments is as follows:

(in thousands)                          Total          2002          2003          2004          2005          2006      Thereafter
                                       --------      --------      --------      --------      --------      --------    ----------
Obligations:
  Limited recourse mortgage notes
     payable                           $572,882      $  3,677      $  7,911      $  8,543      $  9,366      $ 10,131      $533,254
  Deferred acquisition fees              19,945                       2,436         2,863         2,863         2,863         8,920
  Subordinated disposition fees             240                                                                                 240
Commitments:
  Commitments for build-to-suit
     construction                        12,931           866        12,065
  Real estate purchase commitment        15,016        15,016
  Share of minimum rents payable
     under office cost-sharing
     agreement                            1,255           105           307           307           307           229            --
                                       --------      --------      --------      --------      --------      --------      --------
                                       $622,269      $ 19,664      $ 22,719      $ 11,713      $ 12,536      $ 13,223      $542,414
                                       ========      ========      ========      ========      ========      ========      ========

CPA(R):14 is continuing to diversify its portfolio by using its net offering proceeds along with limited recourse mortgage financing to purchase properties subject to long-term net leases with corporate tenants on a single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property for real estate taxes, property maintenance and insurance costs. A net lease, therefore, limits the impact on CPA(R):14 of the effects of inflation on these property costs. CPA(R):14's leases, which generally have initial lease terms of 10 to 20 years and provide the lessee with options for renewal terms, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of June 30, 2002, CPA(R):14 had $67,439 available for investment and has subsequently used $13,189 to purchase four properties.

CPA(R):14 and certain affiliates are currently negotiating with a single lender to obtain limited recourse mortgage financing on currently unencumbered properties or refinance existing mortgage loans on several leased properties. In the event the negotiations are successful, the lender will pool the loans and place them in a trust that will sell the interests as collateralized mortgage obligations ("CMO") in a private placement to institutional investors. The sole assets of the trust would consist of the loans from CPA(R):14 and its affiliates. CPA(R):14 and its affiliates believe that the ability to securitize its mortgage obligations in a CMO pool facilitates placement of mortgage financing on a wider range of properties including, but not limited to, supermarkets, movie theaters and health clubs and at more favorable interest rates. None of the loans will be cross-collateralized nor include cross-default provisions.

As a condition of pooling the loans, CPA(R):14 and its affiliates would acquire a separate class of interests in the trust (the "CPA(R) Interests"). Distributions to the CPA(R) Interests would be subordinate to all ownership interests in the trust and payable only when all other distributions are current. The ability to pay distributions to the CPA(R) Interests may be affected by defaults on any of the loans resulting from the nonpayment of rent by lessees. If there are no or few defaults, ownership of the subordinated CPA(R) Interests may provide additional income to CPA(R):14. The sale of the loans and related formation of the trust is currently scheduled for the third quarter; however, there is no assurance that the contemplated transaction will be completed.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)


interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on CPA(R):14's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on CPA(R):14's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on CPA(R):14's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by CPA(R):14's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, CPA(R):14 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented. CPA(R):14 has not elected early adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. CPA(R):14 does not expect SFAS No. 146 to have a material effect on its financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing its business plan, the primary market risks to which CPA(R):14 is exposed are interest rate risk and foreign currency exchange risk.

The value of CPA(R):14's real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect CPA(R):14's ability to refinance its debt when balloon payments are scheduled.

Approximately $557,931,000 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of June 30, 2002 ranged from 6.091% to 8.85%. The interest rate on the variable rate debt as of June 30, 2002 ranged from 6.55% to 8.11%.

(in thousands)            2002          2003          2004          2005          2006      Thereafter       Total      Fair Value
                        --------      --------      --------      --------      --------    ----------      --------    ----------
Fixed rate debt         $  3,584      $  7,715      $  8,330      $  9,141      $  9,900      $519,261      $557,931      $551,951
Weighted average
    interest rate           7.30%         7.30%         7.29%         7.30%         7.30%         7.59%
Variable rate debt      $     93      $    196      $    213      $    225      $    231      $ 13,993      $ 14,951      $ 14,951

CPA(R):14 has foreign operations. Accordingly, CPA(R):14 is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future costs and cash flows; however, exchange rate movements to date have not had a significant effect on CPA(R):14's financial position or results of operations. To date CPA:14 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. One of CPA(R):14's lease agreements provides the option to receive a portion of the rent in dollars or the local currency; this option is considered a derivative financial instrument and changes in the fair value of the option are included in the determination of net income.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 2 (d). - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows as of June 30, 2002:

Shares registered:                                                      40,000,000

Aggregate price of offering amount registered:                        $400,000,000

Shares sold:                                                            36,353,686

Aggregated offering price of amount sold:                             $363,536,860

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:          $  6,756,359

Direct or indirect payments to others:                                $ 28,984,925

Net offering proceeds to the issuer after deducting expenses:         $327,795,576

Purchases of real estate:                                             $232,298,192

Working capital reserves:                                             $  3,635,369

Temporary investments in cash and cash equivalents:                   $ 91,862,015

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders meeting was held on June 11, 2002, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name Of Director        Total Shares Voting    Shares Voting Yes     Shares Voting No     Shares Abstaining
----------------        -------------------    -----------------     ----------------     -----------------
William P. Carey                34,374,636            34,085,191            25,607                263,838
Elizabeth P. Munson             34,374,636            34,090,901            19,897                263,838
William Ruder                   34,374,636            33,988,901           121,897                263,838
George E. Stoddard              34,374,636            33,914,959           195,839                263,838
Warren G. Wintrub               34,374,636            34,090,941            19,857                263,838

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

         99.1 Chief Executive Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Chief Financial Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  During the quarter ended June 30, 2002, the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED




    8/13/02                           By:    /s/ John J. Park
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



    8/13/02                           By:    /s/ Claude Fernandez
-------------                                ----------------------------------
    Date                                         Claude Fernandez
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)