Form 10-Q
period 2002-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2002-11-12
CIK 1041326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               For the quarterly period ended SEPTEMBER 30, 2002
                                       of

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

CPA(R):14 has no active market for common stock at November 11, 2002.
CPA(R):14 has 66,310,741 shares of common stock, $.001 Par Value outstanding at November 11, 2002.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     INDEX

                                                                                                  Page No.
                                                                                                 ---------
PART I

Item 1. -      Financial Information*

               Condensed Consolidated Balance Sheets, December 31, 2001
               and September 30, 2002                                                                 2

               Condensed Consolidated Statements of Income for the three
               and nine months ended September 30, 2001 and 2002                                      3

               Condensed Consolidated Statements of Comprehensive Income for the
               three and nine months ended September 30, 2001 and 2002                                4

               Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2002                                                      5

               Notes to Condensed Consolidated Financial Statements                                6-10

Item 2. -      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                11-15

Item 3. -      Quantitative and Qualitative Disclosures About Market Risk                            16

Item 4. -      Controls and Procedures                                                               16

PART II -      Other Information

Item 2(d). -   Use of Proceeds of Registered Offering                                                17

Item 4. -      Submission of Matters to a Vote of Security Holders                                   17

Item 6. -      Exhibits and Reports on Form 8-K                                                      17

Signatures                                                                                           18

Certifications                                                                                    19-20

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
                                    PART I

                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                               December 31, 2001          September 30, 2002
                                                                               -----------------          ------------------
                                                                                    (Note)                    (Unaudited)
                                                                                    ------                    -----------
         ASSETS:

Land and buildings, net of accumulated depreciation of $17,728 at
   December 31, 2001 and $32,902 at September 30, 2002                             $  781,319                 $  967,716
Net investment in direct financing leases                                             104,321                    112,952
Real estate under construction                                                              -                      9,925
Equity investments                                                                     41,690                     40,973
Cash and cash equivalents                                                             147,695                    126,349
Marketable securities                                                                       -                      7,146
Other assets                                                                           22,213                     40,285
                                                                                    ---------                  ---------
            Total assets                                                           $1,097,238                 $1,305,346
                                                                                    =========                  =========

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                             $  463,864                 $  655,684
Accrued interest                                                                        2,426                      3,664
Accounts payable to affiliates                                                          3,651                      3,459
Accounts payable and accrued expenses                                                   2,207                      7,494
Prepaid rental income and security deposits                                            12,811                     17,611
Deferred acquisition fees payable to affiliates                                        18,661                     21,032
Dividends payable                                                                      11,318                     12,448
                                                                                    ---------                  ---------
            Total liabilities                                                         514,938                    721,392
                                                                                    ---------                  ---------

Minority interest                                                                      19,822                     29,696
                                                                                    ---------                  ---------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding, 66,315,466 shares at December 31, 2001 and
   66,879,978 shares at September 30, 2002                                                 66                         67
Additional paid-in capital                                                            593,487                    596,376
Dividends in excess of accumulated earnings                                           (28,023)                   (41,318)
Accumulated other comprehensive (loss) income                                            (101)                     3,375
                                                                                    ---------                  ---------
                                                                                      565,429                    558,500
Less, treasury stock at cost, 329,976 shares at December 31, 2001 and
   476,248 shares at September 30, 2002                                                (2,951)                    (4,242)
                                                                                    ---------                  ---------
            Total shareholders' equity                                                562,478                    554,258
                                                                                    ---------                  ---------
            Total liabilities, minority interest and shareholders'
                equity                                                             $1,097,238                 $1,305,346
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

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)
              (In thousands, except share and per share amounts)

                                                             Three Months Ended                         Nine Months Ended
                                                             ------------------                         -----------------
                                                                September 30,                              September 30,
                                                                -------------                              -------------
                                                          2001                 2002                 2001                 2002
                                                          ----                 ----                 ----                 ----
Revenues:
   Rental income                                       $    14,965         $    26,059           $    39,017         $    71,928
   Interest income from direct financing leases              2,041               2,889                 6,062               8,581
   Interest and other income                                   810                 552                 1,926               1,737
                                                        ----------          ----------            ----------          ----------
                                                            17,816              29,500                47,005              82,246
                                                        ----------          ----------            ----------          ----------

Expenses:
   Interest                                                  6,305              11,862                14,689              32,246
   Depreciation                                              3,309               5,340                 8,749              15,082
   General and administrative                                1,027               2,016                 3,051               4,721
   Property expenses                                         2,523               3,338                 6,646               9,590
                                                        ----------          ----------            ----------          ----------
                                                            13,164              22,556                33,135              61,639
                                                        ----------          ----------            ----------          ----------

       Income from continuing operations
         before minority interest, equity
         investments and gain                                4,652               6,944                13,870              20,607

   Minority interest in income                                 (36)               (369)                  (53)             (1,110)
   Income from equity investments                            1,114               1,342                 3,035               3,931
                                                        ----------          ----------            ----------          ----------

       Income from continuing operations
         before gain (loss)                                  5,730               7,917                16,852              23,428

   Loss on sale of real estate                                 (75)                  -                  (346)                  -
   Unrealized gain (loss) on warrants and foreign
       currency contract, net                                    -                (133)                    -                 135
                                                        ----------          ----------            ----------          ----------

       Income from continuing operations                     5,655               7,784                16,506              23,563

Discontinued operations:
   Income from operations of discontinued properties            34                   -                   106                  72
   Gain on sale of real estate                                   -                   -                     -                 333
                                                        ----------          ----------            ----------          ----------

       Net income                                      $     5,689         $     7,784           $    16,612         $    23,968
                                                        ==========          ==========            ==========          ==========
                                                                                                           -
Basic and diluted earnings per share:
   Income from continuing operations                   $       .11         $       .12           $       .34         $       .36
   Discontinued operations                                       -                   -                     -                   -
                                                        ----------          ----------            ----------          ----------
       Net income                                      $       .11         $       .12           $       .34         $       .36
                                                        ==========          ==========            ==========          ==========

Weighted average shares outstanding - basic and
   diluted                                              53,206,882          66,236,321            48,246,484          66,146,025
                                                        ==========          ==========            ==========          ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                (In thousands)

                                                                Three Months Ended               Nine Months Ended
                                                                ------------------               -----------------
                                                                   September 30,                   September 30,
                                                                   -------------                   -------------
                                                               2001            2002            2001            2002
                                                               ----            ----            ----            ----
Net income                                                    $ 5,689        $ 7,784         $ 16,612       $ 23,968
                                                               ------         ------          -------        -------

Other comprehensive (loss) income:
  Change in foreign currency translation
    adjustment                                                    187           (295)             (24)         3,479
  Unrealized loss on marketable securities                          -             (3)               -             (3)
                                                               ------         ------          -------        -------
  Other comprehensive income (loss)                               187           (298)             (24)         3,476
                                                               ------         ------          -------        -------

  Comprehensive income                                        $ 5,876        $ 7,486         $ 16,588       $ 27,444
                                                               ======         ======          =======        =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

         CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                             Nine Months Ended September 30,
                                                                                             -------------------------------
                                                                                               2001                    2002
                                                                                               ----                    ----
Cash flows from operating activities:
 Net income                                                                                $   16,612               $   23,968
 Adjustments to reconcile net income to net cash provided
   by continuing operating activities:
   Income from discontinued operations, including gain on sale of real estate                       -                     (405)
   Depreciation and amortization                                                                9,109                   15,664
   Straight-line rent adjustments                                                              (2,042)                  (3,182)
   Income from equity investments in excess of distributions received                               -                      (19)
   Fees paid by issuance of stock                                                               4,085                    3,640
   Minority interest in income                                                                     53                    1,110
   Loss on sale of real estate                                                                    346                        -
   Funds released from escrow                                                                   4,568                        -
   Unrealized gain on warrants and foreign currency contract, net                                   -                     (135)
   Increase in prepaid rents and security deposits                                              4,488                    4,800
   Change in other operating assets and liabilities, net                                       (1,784)                     123
                                                                                            ---------                ---------
   Net cash provided by continuing operations                                                  35,435                   45,564
   Net cash provided by discontinued operations                                                   106                       74
                                                                                            ---------                ---------
       Net cash provided by operating activities                                               35,541                   45,638
                                                                                            ---------                ---------

Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                                983                      736
  Proceeds from sale of real estate                                                             2,903                    3,634
  Purchases of real estate and equity investments and additional capitalized costs           (189,360)                (206,914)
  VAT taxes recoverable on purchase of real estate                                                  -                   (1,957)
  Purchase of securities                                                                            -                   (8,397)
  Proceeds from sale of securities                                                                  -                    1,245
  Capital distribution from equity investments                                                 15,003                        -
  Funds deposited in construction escrow                                                       (8,000)                       -
  Funds released from escrow for construction                                                   8,000                        -
  Payment of deferred acquisition fees                                                           (722)                  (1,638)
                                                                                            ---------                ---------
        Net cash used in investing activities                                                (171,193)                (213,291)
                                                                                            ---------                ---------

Cash flows from financing activities:
  Prepayment of mortgage principal                                                            (15,528)                  (3,800)
  Proceeds from mortgages                                                                     114,587                  190,775
  Mortgage principal payments                                                                  (1,757)                  (4,415)
  Funding of defeasance escrow account                                                              -                   (2,537)
  Distributions to minority interest partner                                                   (1,872)                  (1,994)
  Contributions from minority interest partner                                                  1,416                   10,758
  Proceeds from issuance of shares, net of costs                                              127,510                   (1,750)
  Deferred financing costs and mortgage deposits                                               (3,343)                  (3,515)
  Dividends paid                                                                              (23,092)                 (36,133)
  Purchase of treasury stock                                                                     (698)                  (1,291)
                                                                                            ---------                ---------
        Net cash provided by financing activities                                             197,223                  146,098
                                                                                            ---------                ---------

        Effect of exchange rate changes on cash                                                     -                      209
                                                                                            ---------                ---------

        Net increase (decrease) in cash and cash equivalents                                   61,571                  (21,346)

Cash and cash equivalents, beginning of period                                                 35,547                  147,695
                                                                                            ---------                ---------

     Cash and cash equivalents, end of period                                              $   97,118               $  126,349
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

Note 2.       Transactions with Related Parties:

The Company's asset management and performance fees payable to the Advisor, Carey Asset Management Corp., a wholly-owned subsidiary of W. P. Carey & Co. LLC, are each in the per annum amount of 1/2 of 1% of Average Invested Assets, as defined in the Company's Advisory Agreement. Asset management fees were $927 and $1,489 for the three-month periods ended September 30, 2001 and 2002, respectively, and $2,553 and $4,053 for the nine months ended September 30, 2001 and 2002, respectively, with performance fees in like amount. General and administrative reimbursements were $401 and $611 for the three months ended September 30, 2001 and 2002, respectively, and $993 and $1,578 for the nine months ended September 30, 2001 and 2002, respectively.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal installments over no less than eight years following the first anniversary of the date a property is purchased. For transactions that were completed during the nine months ended September 30, 2002, the current fees were $5,501.

The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceed the greater of 2% of Average Invested Assets or 25% of Net Income as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed these amounts, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year.

Note 3.       Mortgage Financing Through Securitization:

On August 28, 2002, the Company and three affiliates, W.P. Carey & Co. LLC ("W.
P. Carey"), Carey Institutional Properties Incorporated ("CIP(R)") and Corporate Property Associates 12 Incorporated ("CPA(R):12") obtained an aggregate of approximately $172,335 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans, and sold the interests in the trust as collateralized mortgage obligations in a private placement to institutional investors (the "Offered Interests"). The Company and the three affiliates agreed to acquire a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by the Company was proportional to the mortgage amounts obtained.

                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

          (Amounts in thousands, except share and per share amounts)

All of the mortgage loans provide for payments of principal and interest at an annual rate of 7.5% and are based on a 25-year amortization schedule. Each loan is collateralized by mortgages on the properties and lease assignments. Under the lease assignments, the lessees direct their rent payment to the mortgage servicing company which in turn distributes amounts in excess of debt service requirements to the applicable lessors. Under certain limited conditions, a property may be released from its mortgage by the substitution of another property. Such substitution is subject to the approval of the trustee of the trust.

The Offered Interests consist of $148,206 of mortgage loan balances with different tranches of principal entitled to distributions at annual interest rates as follows: $119,772 - 5.97%, $9,478 - 6.58%, $9,478 - 7.18% and $9,478 -
8.43%. The assumed final distribution dates for the four classes of Offered Interests range from December 2011 through March 2012.

The CPA(R) Interests were purchased for $24,129 of which the Company's share was $6,032, or 25%, and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. The CPA(R) Interests are subordinated to the Offered Interests and will be payable only when and if all distributions to the Offered Interests are current. The assumed final distribution date for the CPA(R) Interests is June 30, 2012. The distributions to be paid to the CPA(R) Interests do not have a stated rate of interest and will be affected by any shortfall in rents received from the lessees or defaults at the mortgaged properties. As of the purchase date, the Company's cost basis attributable to the principal and interest and interest only components was $3,612 and $2,420, respectively. Over the term of its ownership interest in the CPA(R) Interests, the value of the interest only component will fully amortize to $0 and the principal and interest component will amortize to its anticipated face value of its share in the underlying mortgages (which currently is $6,032). For financial reporting purposes, the effect of such amortization will be reflected in interest income. Interest income, including all related amortization, will be recognized using an effective interest method. As of September 30, 2002, the Company owned $1,120 of Offered Interests which the Company intends to sell.

The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and will be measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2002, the fair value of the Company's CPA(R) Interests was $6,026, reflecting an unrealized loss of $3. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. The Offered Interests held by the Company and the three affiliates are being accounted for as trading securities with any unrealized gains or losses included in the determination of net income.

The Company obtained new mortgage financing, collateralized by real estate with a carrying value of $60,939, as follows:

Lease Obligor                                 Loan Amount       Annual Debt Service     Maturity Date
-------------                                 -----------       -------------------     -------------
Stellex Technologies, Inc.                     $ 13,204              $ 1,171            March 2012
Meridian Automotive Systems, Inc.                 7,316                  649            June 2012
Barjan Products LLC                               7,151                  600            November 2010
International Garden Products, Inc.               6,660                  559            September 2012
Fitness Holdings, Inc.                            3,294                  292            November 2011
Newpark Resources, Inc.                           2,530                  224            April 2012
Production Resource Group LLC                     2,177                  193            March 2010
                                                -------               ------
                                               $ 42,332              $ 3,688
                                                =======               ======

                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

          (Amounts in thousands, except share and per share amounts)

Note 4.       Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine-month periods ended September 30, 2001 and 2002 are as follows:

                                                        2001             2002
                                                        ----             ----
Per Statements of Income:
   Rental income from operating leases                $ 39,017         $ 71,928
   Interest from direct financing leases                 6,062            8,581

Adjustment:
   Share of leasing revenue applicable to
    minority interest                                   (3,314)          (5,588)
   Share of leasing revenue from equity
    investments                                          8,608            9,764
                                                       -------          -------
                                                      $ 50,373         $ 84,685
                                                       =======          =======

For the nine-month periods ended September 30, 2001 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                            2001            %               2002             %
                                                            ----                            ----
Petsmart, Inc. (a)                                               -          -             $  4,774           6%
Nortel Networks Limited.                                         -          -                4,501           5
Carrefour France, SAS                                            -          -                4,289           5
Atrium Companies, Inc.                                    $  1,989          4%               3,339           4
Advance PCS, Inc.                                            3,225          6                3,225           4
Federal Express Corporation (a)                              2,897          6                2,929           3
Galyan's Trading Company                                     2,858          6                2,858           3
Advanced Micro Devices, Inc. (b)                             2,286          5                2,444           3
Collins & Aikman Corporation                                    27          -                2,430           3
Metaldyne Company LLC                                        1,289          3                2,351           3
Applied Materials, Inc. (b)                                  2,296          5                2,325           3
APW North America Inc.                                       1,971          4                2,071           2
Amerix Corporation                                           1,778          4                1,843           2
Tower Automotive, Inc.                                           -          -                1,839           2
PerkinElmer, Inc.                                                -          -                1,834           2
Celestica Corporation                                        1,009          2                1,815           2
Institutional Jobbers Company                                1,703          3                1,703           2
Buffets, Inc.                                                1,599          3                1,599           2
Gerber Scientific, Inc.                                        365          1                1,588           2
Checkfree Holdings Corporation, Inc. (b)                     1,566          3                1,581           2
McLane Company, Inc. (b)                                     1,557          3                1,566           2
Builders Firstsource, Inc. (a)                                 752          1                1,479           2
Special Devices, Inc. (b)                                      628          1                1,472           2
Stellex Technologies, Inc.                                   1,412          3                1,471           2
Best Buy Co., Inc.                                           1,425          3                1,457           2
Gibson Guitar Corp. (c)                                      1,024          2                1,408           2
Nexpak Corporation                                             803          2                1,395           2
Waddington North America, Inc.                                 754          1                1,370           2
Consolidated Theaters Holding, G.P.                          1,266          3                1,281           2
Other (b) (c)                                               13,894         26               20,448          22
                                                           -------        ---              -------         ---
                                                          $ 50,373        100%            $ 84,685         100%
                                                           =======        ===              =======         ---

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

          (Amounts in thousands, except share and per share amounts)

(a)   Net of minority interest of an affiliate.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

(c)   Net of unaffiliated third party's minority interest.

Note 5.       Equity Investments:

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

Summarized financial information of the Company's equity investees is as follows:

(In thousands)                                                            December 31, 2001          September 30, 2002
                                                                          -----------------          ------------------
Assets (primarily real estate)                                                 $306,233                   $300,587
Liabilities (primarily mortgage notes payable)                                  200,810                    196,496
Partners' and members' equity                                                   105,423                    104,091

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                 2001                       2002
                                                                                 ----                       ----
Revenues (primarily rental revenues)                                           $ 22,880                   $ 25,396
Expenses (primarily interest on mortgages and depreciation)                     (14,467)                   (14,907)
                                                                                -------                    -------
Net income                                                                     $  8,413                   $ 10,489
                                                                                =======                    =======

Note 6.      Acquisitions of Real Estate:

In April 2001, the Company purchased four properties for $17,801 and entered into a net lease with Waddington North America, Inc. ("Waddington"). The lease provided for an initial term of 20 years and annual rent of $1,811. On August 5, 2002, the Company purchased land adjacent to the Waddington property in Lancaster, Texas for $481 and, on September 17, 2002, entered into a commitment to expand the existing property. The total cost of the expansion, including the land purchase, is estimated to amount to $3,782. Upon completion of improvements, which is expected to be completed in May 2003, annual rent will increase to $2,192.

During the nine month period ended September 30, 2002, the Company acquired the following properties, which were described in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002. A summary of the properties acquired is as follows:

(in thousands)                                                        Original
                                                                      Mortgage         Annual
Lease Obligor:                             Cost       Annual Rent     Financing     Debt Service          Date Acquired
--------------                             ----       -----------     ---------     ------------          -------------
UTI Holdings, Inc./NASCAR Technical
   Institute                              $11,011        $1,260              -              -           February 11, 2002
PW Eagle, Inc.                             14,712         1,651        $ 8,200         $  696           February 28, 2002
Heafner Tire Group, Inc.                   14,974         1,645          8,750            780             March 26, 2002
Carrefour France, SAS                      91,065         8,690         69,070          5,914     (a)     March 26 and
                                                                                                          July 1, 2002
Tower Automotive, Inc.                     34,711         3,895         19,878          1,752            April 10, 2002
Career Education Corp. (c)                 19,372         1,952              -              -             May 22, 2002
Katun Corporation                          35,524         3,635         24,486          1,992     (b)     July 5, 2002

(a)   Variable rate obligation

(b)   Includes a loan which is a variable rate obligation

(c) Build-to-suit commitment, lease scheduled to commence in 2003. On October 9, 2002, the Company entered into a construction loan agreement which will provide up to $12,500 of financing.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

          (Amounts in thousands, except share and per share amounts)

Note 7.   Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. The Company does not expect SFAS No. 147 to have a material effect on its financial statements.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with Corporate Property Associates 14 Incorporated's ("CPA(R):14") condensed consolidated financial statements and notes thereto as of September 30, 2002 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or the objectives and plans of CPA(R):14 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of CPA(R):14's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

CPA(R):14 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. In its evaluations, CPA(R):14 generally obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. As CPA(R):14's investment objectives are to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):14 will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because CPA(R):14's properties are leased to single tenants, CPA(R):14 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):14 different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R):14 is required to perform a review of residual values at least annually.

CPA(R):14 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):14 is reached.

CPA(R):14 is accounting for its subordinated interest in a mortgage trust as an available-for-sale security and will be measured at fair value with all changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. Fair value is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

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

approval of CPA(R):14's Independent Directors. All of the jointly held investments are structured so that CPA(R):14 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly-held investments and their related results in the accompanying condensed consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether either party has the ability to make independent decisions. All of the jointly-held investments are subject to contractual agreements.

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

RESULTS OF OPERATIONS:

In November 2001, CPA(R):14 completed a second public offering of shares of common stock, at which time it had raised equity of approximately $660,000. CPA(R):14 is continuing to use the proceeds of the offerings to make investments in net lease real estate. Since December 31, 2001, CPA(R):14 has invested more than $200,000 in new real estate, and as of September 30, 2002 had more than $126,000 of cash available for the acquisition of real estate investments. CPA(R):14's asset base has increased by more than $208,000 during 2002 and by $659,584 since January 1, 2001. The asset base is projected to continue to increase until available cash is deployed fully in real estate. As a result of the on-going acquisition activity, the results of operations for the three-month and nine-month periods ended September 30, 2002 are not directly comparable to the results for the three and nine months ended September 30, 2001 and are not expected to be indicative of future operating results.

Income before gains and discontinued operations increased by $2,187 and $6,576 for the comparable three-month and nine-month periods, respectively. The increases were due to an increase in lease revenues (rental income and interest income from direct financing leases) and were offset, in part, by increases in interest, depreciation, property and general and administrative expenses. Revenues and expenses are projected to increase as the asset base increases and additional limited recourse mortgage financing is obtained.

Lease revenues increased primarily as a result of real estate acquisitions and the completion of build-to-suit commitments. Acquisitions and completion of build-to-suit commitments in 2001 and 2002 contributed approximately $34,400 of the $35,430 increase in lease revenues for the comparable nine-month periods. Lease revenues also benefited from periodic rent increases on several leases which increased annual revenues by approximately $215 for the nine-month period. Substantially all of CPA(R):14's leases provide for rent increases, either based on fixed amounts or a formula indexed to increases to the Consumer Price Index ("CPI"), with such increases generally scheduled every one, two or three years. Most of CPA(R):14's leases have not yet reached their first scheduled rent increase date. The effect of future rent increases is expected to be a more significant component of the increase in lease revenues as the portfolio matures. The majority of rent increases are based on CPI formulas, and future rent increases will be affected by factors that are subject to fluctuations.

The increases in depreciation were attributable to the increase in real estate assets. Depreciation, a charge which has no effect on cash flow, increased by $2,031 and $6,333 in 2002 for the comparable three-month and nine-month periods. The increase in interest expense was due to $246,607 of mortgage financing, net of prepayments, obtained in 2001 and $190,775 in 2002. The increases in property expenses were entirely due to the increase in management and performance fees which are calculated based on CPA(R):14's real estate assets, including equity investments.

The increase in income from equity investments was due to the acquisition in June 2001 of properties leased to Special Devices Inc. (and represented a $314 increase for the current nine-month period), rent increases on three leases and lower interest charges on a variable rate debt obligation which is indexed to short-term LIBOR rates.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
          (Dollars in thousands, except share and per share amounts)

During 2002, CPA(R):14 entered into new leases with American Tire Distributors (formerly Heafner Tire Group, Inc.), Carrefour France SAS, PW Eagle, Inc., UTI Holdings, Inc, Tower Automotive, Inc., Career Education Group and Katun Corporation. These leases provide annual revenues of $22,938 and annual cash flow (lease revenues less property-level mortgage debt service) of $11,813. CPA(R):14 completed $165,466 of acquisitions in Europe in 2001 and 2002 and believes that it has mitigated its foreign currency risk on those leases by obtaining mortgage debt in the local currency. Several of the lessees or lease guarantors are based in the United States or have significant domestic operations including Nexpak Corporation, Katun and Perkin-Elmer, Inc.

CPA(R):14's lease with Burlington Motor Carriers, Inc. was terminated in connection with Burlington's plan of reorganization in bankruptcy. The lease had provided annual lease revenues of $833. The Burlington property is currently vacant and CPA(R):14 is actively remarketing the property. Cash flow has decreased by $128 as the result of the sale of a property leased to Atrium Companies, Inc. CPA(R):14 continues to net lease five properties to Atrium.

In August 2002, in connection with obtaining $42,332 of mortgage debt, CPA(R):14 acquired interests in a mortgage trust. CPA(R):14 could realize up to $895 of annual cash flow from this investment in the subordinated interest in the mortgage trust. The rate of return on this investment is subject to certain risks. Management projects that the effective rate of interest on the mortgages obtained in the securitization, net of the projected cash flow from the interest in the mortgage trust, will be approximately 6.25%.

FINANCIAL CONDITION:

CPA(R):14's cash and cash equivalents at September 30, 2002 have decreased $21,346 since December 31, 2001, primarily as a result of acquiring properties. As of September 30, 2002, CPA(R):14 has $126,349 in cash and cash equivalents. CPA(R):14 intends to use its cash to meet working capital needs, acquire new properties to further diversity its portfolio and complete its commitments on build-to-suit construction. After CPA(R):14 is fully invested, CPA(R):14 will maintain cash balances which Management believes to be sufficient for meeting working capital needs.

For the nine months ended September 30, 2002, cash flows from operating activities and equity investments of $46,374 were sufficient to pay dividends to shareholders of $36,133, meet scheduled principal payment installments on mortgage debt of $4,415 and distribute $1,994 to minority interests. As a result of the new leases that have been entered into since December 31, 2001, operating cash flow is projected to continue to increase and is expected to meet CPA(R):14's objective of paying quarterly dividends at an increasing rate. CPA(R):14 invests its cash in conservative, low-yielding money market instruments until suitable real estate investments have been selected. Cash flow from operations are projected to increase substantially after the funds are invested in real estate.

CPA(R):14's investing activities include using $206,914 to purchase properties leased to Carrefour SAS, American Tire, UTI Holdings, PW Eagle, Tower Automotive, Inc., Career Education Corp. and Katun Corporation. In addition, CPA(R):14 used $7,152 to purchase its interests in the mortgage loan pool. In June 2002, CPA(R):14 sold a property in Greenville, Texas leased to Atrium Companies, Inc. for $3,634 and recognized a gain on sale of $333. In January 2002, CPA(R):14 made its annual installment payment of deferred acquisition fees to its Advisor of $1,638. In September 2002, CPA(R):14 entered into a $3,301 commitment to fund an expansion at its property leased to Waddington North America, Inc. The expansion and a build-to-suit commitment with Career Education Corp. are scheduled to be completed in 2003. The remaining commitments for the two projects amount to $12,539.

The mortgage pool consists solely of $172,335 of newly-issued mortgage loans collateralized by properties and lease assignments on properties owned by CPA(R):14 and three affiliates. Interests representing $148,206 of the securitized mortgage assets were offered to institutional investors and subordinated interests of $24,129 were purchased by CPA(R):14 and its affiliates. As of September 30, 2002, CPA(R):14 owned approximately $6,032 of the subordinated interests and $1,120 of the offered interests. CPA(R):14 intends to sell its remaining offered interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and, therefore, will be affected by any defaults or nonpayments of rents by lessees at the mortgaged properties, regardless of which affiliate owns the underlying property. The cash flow of CPA(R):14, therefore, may be affected by events that occur at affiliates. To the extent that there are no defaults or nonpayments, CPA(R):14 may realize up to approximately $895

                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
          (Dollars in thousands, except share and per share amounts)

in annual cash flow from its subordinated interest. Because the subordinated interests incur any losses before the other interests, the risk of loss in cash flow and market value of the investment is greatest for this interest, and there is no assurance that there will be no adverse events that would significantly diminish cash flow from this investment.

In addition to paying dividends to shareholders, principal payments on mortgage debt and paying distributions to minority interest owners, CPA(R):14's financing activities include $187,482 provided by proceeds from new mortgages, of which $42,332 was obtained by the participation in the mortgage pool securitization. Net of incurring costs in connection with obtaining the $42,332 of mortgage financing and acquiring interests in the trust, CPA(R):14 retained cash of approximately $33,790. CPA(R):14 was able to obtain favorable terms (7.5% annual interest and a 25-year amortization schedule) on properties such as health clubs which traditional mortgage lenders are currently financing at higher annual interest rates. CPA(R):14 and its affiliates believe they have developed an additional source of obtaining mortgage financing by raising funds from non-traditional lenders and may seek to obtain additional limited recourse mortgages through a mortgage securitization in the future. There are no current plans for an additional securitization transaction. All of the loans are limited recourse loans and have maturity dates between March 2010 and September 2012 at which time balloon payments are scheduled. CPA(R):14 used $3,800 to pay off and refinance a matured mortgage loan, in like amount, and $3,515 to pay for financing costs and mortgage deposits in connection with obtaining new financing. CPA(R):14 received $10,758 in the first quarter of 2002 from its minority partner in three limited partnerships, Corporate Property Associates 15 Incorporated ("CPA(R):15"). CPA(R):15 was obligated to increase its ownership interest in the jointly-owned investments which were acquired in the fourth quarter of 2001. CPA(R):14 will consider jointly acquiring additional real estate interests with affiliates to the extent that investment objectives are consistent. By jointly acquiring properties with affiliates, CPA(R):14 is able to increase the diversification of its portfolio. As of September 30, 2002, no lessee represented more than 6% of revenues on a proportionate basis (see Note 4 to the accompanying condensed consolidated financial statements).

CPA(R):14 is continuing to diversify its portfolio by using its cash balances along with additional limited recourse mortgage financing to purchase properties subject to long-term net leases with corporate tenants on a single tenant basis. Under a net lease, a tenant is generally required to pay all expenses related to the leased property for real estate taxes, property maintenance and insurance costs. A net lease, therefore, limits the impact on CPA(R):14 of the effects of inflation on these property costs. CPA(R):14's leases, which generally have initial lease terms of 10 to 20 years and provide the lessee with options for renewal terms, typically include rent increase provisions which are fixed or based upon increases in the Consumer Price Index. As of November 5, 2002, CPA(R):14 had approximately $104,000 available for additional acquisitions and completion of build-to-suit construction commitments.

A summary of CPA(R):14's contractual obligations and commitments is as follows:

(in thousands)                         Total        2002        2003        2004        2005        2006     Thereafter
                                       -----        ----        ----        ----        ----        ----     ----------
Obligations:
 Mortgage notes payable              $655,684      $2,039     $ 8,803     $ 9,489     $10,399     $11,255     $613,699
 Deferred acquisition fees             21,032                   2,436       2,999       2,999       2,999        9,599
 Subordinated disposition fees            240                                                                      240
Commitments:
 Commitments for build-to-
  suit construction                    12,539                  12,539
Share of minimum rents
  payable under office cost-
  sharing agreement                     1,170          20         307         307         307         229            -
                                      -------       -----      ------      ------      ------      ------      -------
                                     $690,665      $2,059     $24,085     $12,795     $13,705     $14,483     $623,538
                                      =======       =====      ======      ======      ======      ======      =======

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. CPA(R):14 does not expect SFAS No. 147 to have a material effect on its financial statements.

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

CPA(R):14 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2002 the interests in CCMT had a fair value of $7,146,000, which approximates cost.

Approximately $640,674,000 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of September 30, 2002 ranged from 6.091% to 8.85%. The interest rate on the variable rate debt as of September 30, 2002 ranged from 6.48% to 8.09%.

(in thousands)            2002       2003       2004       2005        2006      Thereafter      Total     Fair Value
                          ----       ----       ----       ----        ----      ----------      -----     ----------
Fixed rate debt          $1,992     $8,606     $9,274    $10,174     $11,023      $599,605     $640,674     $649,960
Weighted average
    interest rate          7.28%      7.22%      7.21%      7.21%       7.21%         7.46%
Variable rate debt       $   47     $  197     $  215    $   225     $   232      $ 14,094     $ 15,010     $ 15,010

CPA(R):14 has foreign operations. Accordingly, CPA(R):14 is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future costs and cash flows; however, exchange rate movements to date have not had a significant effect on CPA(R):14's financial position or results of operations. To date we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange. One of CPA(R):14's lease agreements provides the option to receive a portion of the rent in dollars or the local currency; this option is considered a derivative financial instrument and changes in the fair value of the option are included in the determination of net income.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2002.

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its co-chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, the Company's co-chief executive officers and chief financial officer have concluded that the Company's disclosure controls (as defined in pursuant to Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 2 (d). - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows as of September 30, 2002:

Shares registered:                                                   40,000,000

Aggregate price of offering amount registered:                     $400,000,000

Shares sold:                                                         36,353,686

Aggregated offering price of amount sold:                          $363,536,860

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:       $  6,756,359

Direct or indirect payments to others:                             $ 29,019,800

Net offering proceeds to the issuer after deducting expenses:      $327,760,701

Purchases of real estate:                                          $249,726,040

Working capital reserves:                                          $  3,635,369

Temporary investments in cash and cash equivalents:                $ 74,399,292

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2002, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

          99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  During the quarter ended September 30, 2002, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           11/11/2002           By:     /s/ John J. Park
         -------------                 ----------------------------------------
             Date                       John J. Park
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

           11/11/2002           By:     /s/ Claude Fernandez
         -------------                 ----------------------------------------
             Date                       Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                 CERTIFICATIONS

We, William Polk Carey and Gordon F. DuGan, certify that:

1. We have reviewed this quarterly report on Form 10-Q of Corporate Property Associates 14 Incorporated (the "Registrant");

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     11/11/2002                          Date   11/11/2002
         ---------------------------                ----------------------------

         /s/ William Polk Carey                     /s/ Gordon F. Dugan
         ---------------------------                ----------------------------

         William Polk Carey                         Gordon F. DuGan
         Chairman                                   Vice Chairman
         (Co-Chief Executive Officer)               (Co-Chief Executive Officer)

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

I, John J. Park, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Corporate Property Associates 14 Incorporated (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     11/11/2002

         /s/ John J. Park
         ---------------------------

         John J. Park
         Chief Financial Officer