Form 10-K
period 2002-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2003-03-28
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 000-25771
                            -------------------------

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 13-3951476
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

          50 ROCKEFELLER PLAZA                             10020
        NEW YORK, NEW YORK 10020                         (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100
                         -------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

     Registrant has no active market for its common stock as of March 25, 2003. Non-affiliates held 65,244,994 shares as of March 20, 2003.

     As of March 25, 2003, there are 66,281,882 shares of common stock of Registrant outstanding.

     CPA(R):14 incorporates by reference its definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                                     PART I

Item 1. Business.

Corporate Property Associates 14 Incorporated ("CPA(R):14") is a Real Estate Investment Trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2002, CPA(R):14's portfolio consisted of 136 properties leased to 60 tenants and totaling more than 24.6 million square feet.

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

                  - indemnification of CPA(R):14 for environmental and other liabilities; and

                  - when appropriate, guarantees from parent companies or other entities.

CPA(R):14 was formed as a Maryland corporation on June 4, 1997. Between November 1997 and November 2001, CPA(R):14 sold a total of 65,794,280 shares of common stock for a total of $657,942,800 in gross offering proceeds. During the fourth quarter of 2002, CPA(R):14 established a dividend reinvestment plan. Through December 31, 2002, CPA(R):14 has issued 3,000 shares through the dividend reinvestment plan. These proceeds are being combined with limited recourse mortgage debt to acquire a portfolio of properties. As a REIT, CPA(R):14 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

Carey Asset Management Corp., CPA(R):14's advisor, provides both strategic and day-to-day management for CPA(R):14, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CPA(R):14. Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CPA(R):14 functions as a fully integrated operating company. CPA(R):14 pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CPA(R):14 also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated and Corporate Property Associates 15 Incorporated. Carey Asset Management Corp. is a wholly-owned subsidiary of W. P. Carey & Co. LLC, a company with shares listed on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):14's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2002, CPA(R):14 had no employees. Carey Asset Management Corp. employs 27 individuals who perform services for CPA(R):14. CPA(R):14's website address is http://www.CPA14.com.

BUSINESS OBJECTIVES AND STRATEGY

CPA(R):14's objectives are to:

         - pay quarterly dividends at an increasing rate that for taxable shareholders are partially free from current taxation;

         -    provide inflation protected income;

         - purchase and own a diversified portfolio of net-leased real estate that will increase in value; and

         - increase the value of its shares by increasing the equity in its real estate by making regular mortgage principal payments.

CPA(R):14 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CPA(R):14's portfolio is diversified by geography, property type and by tenant.

DEVELOPMENTS DURING 2002

In February 2002, CPA(R):14 received $10,766,000 from its affiliate, Corporate Property Associates 15 Incorporated ("CPA(R):15"), when CPA(R):15 exercised its purchase option to increase its minority interest ownership interests in limited partnerships that net lease properties to Petsmart, Inc. and Builders Firstsource, Inc. to 30% and 40%, respectively. In January 2002, the Builders Firstsource limited partnership obtained a $7,600,000 limited recourse mortgage loan on the Builders Firstsource property. The loan provides for monthly payments of principal and interest totaling $56,510 based on an annual interest rate of 7.57% and a 25-year amortization schedule.

On February 11, 2002, CPA(R):14 purchased a property in Mooresville, North Carolina on which a building was constructed on a build-to-suit basis and entered into a net lease with UTI Holdings, Inc. and Nascar Technical Institute, Inc. The total purchase price including construction costs was $11,011,356. On September 29, 2002, an initial lease term of 20 years commenced at an initial annual rent of $1,260,230. The lease provides for stated annual increases of 2.5% and three seven year renewal terms.

In December 2000, CPA(R):14 purchased a property in St. Charles, Missouri leased to Fitness Holdings, Inc., and obtained limited recourse mortgage financing of $3,800,000. On February 22, 2002, CPA(R):14 paid off the loan and obtained a new limited recourse mortgage loan of $3,800,000 collateralized by the property. The new loan provides for monthly payments of principal and interest totaling $26,648 based on an annual interest rate of 7.53% and a 30-year amortization schedule.

On February 28, 2002, CPA(R):14 purchased properties in Tacoma, Washington; Eugene, Oregon; Perris, California and West Jordan, Utah for $14,712,042 and entered into a master net lease with PW Eagle, Inc. The PW Eagle lease has an initial term of 20 years with two ten-year renewal terms and provides for an initial annual rent of $1,650,875 with increases every two years based on a formula indexed to increases in the Consumer Price Index ("CPI"). In consideration for structuring the lease, PW Eagle granted CPA(R):14 120,000 warrants for PW Eagle common stock, exercisable over twenty years at $.01 per share. CPA(R):14 obtained a limited recourse mortgage loan of $8,200,000 collateralized by deeds of trust on the PW Eagle properties and a lease assignment. The loan provides for monthly payments of interest and principal of $57,898 at an annual interest rate of 7.6% and a thirty-year amortization schedule. The loan matures in February 2012, at which time a balloon payment is scheduled.

On March 26, 2002, CPA(R):14 purchased properties in Lincolnton and Charlotte, North Carolina and Maudlin, South Carolina for $14,973,822 and entered into a net lease with Heafner Tire Group, Inc. The Heafner lease has an initial term of 20 years with two ten-year renewal options and provides for an initial annual rent of $1,644,500, with increases every two years based on a formula indexed to increases in the CPI and capped at 8.16%. In connection with the purchase, CPA(R):14 obtained a limited recourse mortgage loan of $8,750,000 collateralized by a mortgage and lease assignment. The loan provides for monthly payments of interest and principal of $64,754 at an annual interest rate of 8.09% based on a thirty-year amortization schedule. The loan matures in April 2012, at which time a balloon payment is scheduled. In consideration for structuring the leases, Heafner granted CPA(R):14 warrants for 153,597 shares of common stock representing 0.75% of the fully diluted shares of Heafner. The warrants have a per share exercise price of $3.00 and are exercisable over a ten-year period. Heafner has changed its name to American Tire Distributors, Inc.

On March 26, 2002, CPA(R):14 purchased eight properties in France for Euro 86,666,128 ($72,049,602) at the date of acquisition) and entered into seven separate net leases with Societe Logidis. The lease obligations of Societe Logidis are unconditionally guaranteed by its parent company, Carrefour France, SAS. The leases have nine-year terms and provide for aggregate annual rent of Euro 8,185,999 ($7,183,214 at the date of acquisition), with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index. In connection with the purchase of the Carrefour properties, CPA(R):14 obtained a limited recourse mortgage loan of Euro 64,700,000 ($56,774,250 at the date of acquisition) which provides for quarterly payments of interest at an annual interest rate of 6.38%. The interest rate is fixed through 2012, at which time CPA(R):14 has the option to choose either a variable rate based on the Euribor three-month or a fixed rate based on the lenders' cost to refinance the loan. Principal installments are payable based on an initial 2.20% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on April 30, 2017, at which time a balloon payment is scheduled.

On July 1, 2002 CPA(R):14 purchased a property in Lieusaint, France for Euro 15,165,884 ($15,015,727 at the date of acquisition) and entered into an additional net lease with Societe Logidis. The lease obligations of Societe Logidis are unconditionally guaranteed by Carrefour. The lease has a nine-year term and provides for annual rent of Euro 1,520,279 ($1,507,265 at the date of acquisition), with annual rent increases based on a formula indexed to increases in the INSEE. In connection with the purchase of the Carrefour property, CPA(R):14 obtained a limited recourse mortgage loan of Euro 12,400,000 ($12,295,840 at the date of acquisition) which provides for quarterly payments of interest at an annual interest rate of 6.38%. The interest rate is fixed through 2012, at which time CPA(R):14 has the option to choose either a variable rate based on the Euribor three-month rate or a fixed rate based on the lenders' cost to refinance the loan. Principal installments are payable based on an initial 2.20% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on April 30, 2017, at which time a balloon payment is scheduled.

On April 10, 2002, CPA(R):14 purchased land and buildings in Granite City, Illinois; Kendallville, Indiana; Clinton, Michigan and Upper Sandusky, Ohio for $34,711,184 and entered into a master net lease with Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (collectively, "Tower"). The lease obligations have been unconditionally guaranteed by Tower Automotive, Inc., the parent company. The lease has an initial term of 18 years followed by two ten-year renewal options. Annual rent is initially $3,895,125 with rent increases every three years based on a formula indexed to increases in the CPI. In connection with the purchase, CPA(R):14 obtained $19,878,130 of limited recourse mortgage financing collateralized by the Tower properties and a lease assignment. The loan provides for monthly payments of interest and principal of $145,582 at an annual interest rate of 7.89% and based on a 30-year amortization schedule. The loan matures in May 2012 at which time a balloon payment is scheduled.

On May 22, 2002, CPA(R):14 purchased a property in Upper Saucon Township, Pennsylvania on which a building is being constructed on a build-to-suit basis and entered into a net lease with Allentown Business School, Ltd. The lease obligations have been unconditionally guaranteed by Career Education Corp., the parent company. The total purchase price including construction costs is estimated to be $19,371,728. On July 1, 2003, a lease term of 20 years with two ten-year renewal terms will commence at an annual rent of $1,951,750 if the entire estimated funding of the build-to-suit project is required. Initial annual rent will be increased by 10.55% of the funding of any project cost overruns resulting from lessee change orders during the construction period, or decreased by 10.55% of the amounts for a tenant improvement allowance that are not used. The lease provides for rent increases every two years based on a formula indexed to increases in the CPI, capped at 6.5%.

On June 21, 2002, CPA(R):14 sold a property in Greenville, Texas leased to Atrium Companies, Inc. ("Atrium") for $3,633,781 and recognized a gain on sale of $333,361. Atrium continues to lease five properties from CPA(R):14.

On July 5, 2002, CPA(R):14 purchased land and buildings in Davenport, Iowa, Bloomington, Minnesota and Edisonweg, Gorinchem, the Netherlands for $35,523,560 and entered into a master net lease with Katun Corporation ("Katun") for the Iowa and Minnesota properties and a net lease with Katun (E.D.C.) B.V. for the Netherlands property. The lease obligations of Katun (E.D.C.) B.V. have been unconditionally guaranteed by Katun, the parent company. Both leases have an initial term of 20 years followed by two ten-year renewal options. Annual rent is initially $2,971,350 for the Iowa and Minnesota properties and Euros 678,241 ($664,304 as of the date of acquisition) for the Netherlands property. Both leases provide for rent increases on the fourth lease anniversary and every three years thereafter based on a formula indexed to increases in the CPI. In connection with the purchase of the Iowa and Minnesota properties, CPA(R):14 obtained $19,000,000 of limited recourse mortgage financing collateralized by a mortgage on the properties and a lease assignment. The loan provides for monthly payments of interest and principal of $128,327 at an annual interest rate of 7.15% and based on a 30-year amortization schedule. The loan matures in August 2012 at which time a balloon payment is scheduled. In connection with the purchase of the Netherlands property, CPA(R):14 obtained Euros 5,600,000 ($5,486,880 as of the date of acquisition) of limited recourse mortgage financing collateralized by a mortgage on the property. The loan provides for quarterly payments of interest at an annual interest rate of 6.50%. Principal installments are payable based on an initial 1.75% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on June 30, 2022, at which time a balloon payment is scheduled.

On August 28, 2002, CPA(R):14 and three affiliates, W. P. Carey & Co. LLC, Carey Institutional Properties Incorporated and Corporate Property Associates 12 Incorporated obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans, and sold the interests in the trust as collateralized mortgage obligations in a private placement to institutional investors. CPA(R):14 and the three affiliates agreed to acquire a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by CPA(R):14 was proportional to the mortgage amounts obtained.

CPA(R):14 obtained new mortgage financing proceeds in this transaction of approximately $42,332,686. The CPA(R) Interests were purchased for $24,128,739 of which CPA(R):14's share was $6,032,185, or 25%.

The loans obtained were as follows:
(in thousands)

Lease Obligor                               Loan Amount      Annual Debt Service    Maturity Date
-------------                               -----------      -------------------    -------------
Stellex Technologies, Inc.                  $    13,204         $      1,171        March 2012
Meridian Automotive Systems, Inc.                 7,316                  649        June 2012
Barjan Products LLC                               7,151                  600        November 2010
International Garden Products, Inc.               6,660                  559        September 2012
Fitness Holdings, Inc.                            3,294                  292        November 2011
Newpark Resources, Inc.                           2,530                  224        April 2012
Production Resource Group LLC                     2,177                  193        March 2010
                                            -----------         ------------
                                            $    42,332         $      3,688
                                            ===========         ============

The loans provide for payments of principal and interest at an annual rate of 7.5% and are based on a 25-year amortization schedule. Balloon payments are due on the maturity dates.

In April 2001, CPA(R):14 purchased four properties for $17,801,047 and entered into a net lease with Waddington North America, Inc. The lease provided for an initial term of 20 years and annual rent of $1,810,500. On August 5, 2002, CPA(R):14 purchased land adjacent to the Waddington property in Lancaster, Texas for $480,904 and, on September 17, 2002, entered into a commitment to expand the existing property. The total cost of the expansion, including the land purchase, is estimated to amount to $3,781,545. Upon completion of improvements, which is expected to be completed in May 2003, annual rent will increase to $2,192,100.

In June 1999, CPA(R):14 purchased a property in Harrisburg, North Carolina upon which a build-to-suit facility was constructed and net leased to Builders' Supply and Lumber Co., Inc. On September 30, 2002, CPA(R):14 obtained a $6,500,000 limited recourse mortgage loan collateralized by the property. The loan provides for monthly payments of principal and interest totaling $42,718 based on an annual interest rate of 6.21% and a 25-year amortization schedule.

On December 26, 2002, CPA(R):14, CPA(R):12 and CPA(R):15 through three newly formed limited partnerships with ownership interests of 35%, 15% and 50% respectively, purchased land and seven buildings located in Kingman, Arizona; Woodland, California; Jonesboro, Georgia; Kansas City, Missouri; Springfield, Oregon; Fogelsville, Pennsylvania and Corsicana, Texas for $131,678,450, and entered into three master net leases with TruServ. The leases have initial terms of 20 years followed by one renewal term of nine years and 11 months and a second renewal term of 10 years. The leases provide for aggregate initial rent of $12,007,151, with stated annual increases. In connection with the purchase of the properties, the limited partnerships obtained limited recourse mortgage loans totaling $76,654,821 (including $27,550,047 obtained in January 2003), collateralized by deeds of trust on the properties, and lease assignments. The loans provide for aggregate monthly payments of interest and principal of $451,134, at an annual interest rate of 5.83% based on 30-year amortization schedules. The loans mature in January and February 2013 at which time balloon payments are scheduled.

On December 12, 2002, CPA(R):14 and CPA(R):15 formed a limited partnership with 40% and 60% interests, respectively and, which purchased a property in New York, New York for $152,041,885 and assumed an existing net lease with SFX Entertainment, Inc. The lease obligations are unconditionally guaranteed by the lessees' parent company, Clear Channel. The lease has a remaining term through September 2020 with two ten-year renewal options. The lease provides for an initial annual rent of $10,914,312 with stated rent increases every five years. In connection with the purchase of the properties, the limited partnership obtained limited recourse mortgage financing of $85,000,000 collateralized by a mortgage and security agreement. The loan provides for monthly payments of interest and principal of $481,473 at an annual interest rate of 5.52% based on a 30-year amortization schedule. The loan matures in December 2012 at which time a balloon payment is scheduled.

On February 7, 2003, CPA(R):14, CPA(R):12 and CPA(R):15, through a newly-formed limited liability company with ownership interests of 41%, 15% and 44%, respectively, purchased land and 15 health club facilities for $178,010,471 and entered into a master net lease with Starmark Camhood, L.L.C. ("Starmark"). The lease obligations of Starmark are jointly unconditionally guaranteed by seven of its affiliates. The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272,400 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021. $167,400 of annual rent will not be included in the determination of the future rent increases. In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300,000 and a mezzanine loan of $20,000,000. the first mortgage provides for monthly payments of interest and principal of $563,936 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is scheduled. The mezzanine loan provides for monthly payments of interest and principal of $277,201 at an annual interest rate of 11.15% and will fully amortize over its ten-year term. The limited liability company was granted 5,276 warrants for Class C Unit interests in Starmark and represent a 5% interest in the Company. The warrants which may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

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

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):14 uses leverage when available on favorable terms. CPA(R):14 has approximately $666,740,000 in property level debt outstanding. These mortgages mature between 2008 and 2026 and have interest rates between 3.38% and 8.85%.

Carey Asset Management Corp. continually seeks opportunities and considers alternative financing techniques, including the mortgage securitization transaction described in Current Developments above, in order to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

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

HOLDING PERIOD

CPA(R):14 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):14 shareholders. If CPA(R):14's common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CPA(R):14 will generally begin selling properties within eight years after the proceeds of its public offerings are substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidity strategy which is likely to result in the greatest value for the shareholders.

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

INDUSTRY SEGMENT

CPA(R):14 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2002, no lessee represented 10% or more of the total operating revenue of CPA(R):14.

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

CPA(R):14's future results may be affected by certain risks and uncertainties including the following:

We are subject to the risks of real estate ownership which could reduce the value of our properties.

Our properties may include net leased industrial and commercial property. The performance of CPA(R):14 is subject to risks incident to the ownership and operation of these types of properties, including:

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

The inability of a tenant in a single tenant property to pay rent will reduce our revenues

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

A tenant in bankruptcy could cause:

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

If our tenants are highly leveraged, they may have a higher possibility of filing for bankruptcy. Of tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy. In bankruptcy, a tenant has the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues would be reduced and could cause us to reduce distributions to shareholders. We have highly leveraged tenants at this time, and we may have additional highly leveraged tenants in the future.

Our tenants generally do not have a recognized credit rating, which may create a higher risk of lease defaults and therefore lower revenues than if our tenants had a recognized credit rating.

Generally, no credit rating agencies evaluate or rank the debt or the credit risk of our tenants, as we seek tenants that we believe will have improving credit profiles. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long term leases with tenants whose credit potential has already been recognized by the market.

There is not, and may never be a public market for our shares, so it will be difficult for shareholders to sell shares quickly.

There is no current public market for the shares and, therefore, it will be difficult for shareholders to sell their shares promptly. In addition, the price received for any shares sold is likely to be less than the proportionate value of the real estate we own.

Our success will be dependent on the performance of W. P. Carey & Co.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of W. P. Carey & Co. in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of W. P. Carey & Co. and the oversight of the board of directors.

W. P. Carey & Co. may be subject to conflicts of interest.

W. P. Carey & Co. manages our business and selects our real estate investments.
W. P. Carey & Co. has some conflicts of interest in its management of CPA(R):14, which arise primarily from the involvement of W. P. Carey & Co. and its affiliates in other activities that may conflict with CPA(R):14 and the payment of fees by us to W. P. Carey & Co. and its affiliates. The activities in which a conflict could arise between CPA(R):14 and W. P. Carey & Co. are:

- the receipt of commissions, fees and other compensation by W. P. Carey & Co. and its affiliates for property purchases, leases, sales and financing for CPA(R):14, which may cause W. P. Carey & Co. and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

- agreements between CPA(R):14 and W. P. Carey & Co. or any of its affiliates, including agreements regarding compensation of W. P. Carey & Co. and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

- purchases and loans from affiliates, subject to CPA(R):14's investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

- competition with certain affiliates for property acquisitions, which may cause W. P. Carey and its affiliates to direct properties suitable for us to other related entities;

- disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by W. P. Carey & Co. and/or its affiliates and the distributions to shareholders.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties.

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

Most of our property acquisitions will be made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. We typically borrow between 55% and 65% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties. Any borrowings in excess of 75% of the value of all properties must be approved by a majority of the independent directors and disclosed to shareholders. As of December 31, 2002, we had limited recourse mortgage notes payable outstanding of $666,740,233.

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

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.

The Internal Revenue Service may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the Asset Tests or the Income Tests and consequently lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT Taxable Income could be recalculated which could cause us to fail the Distribution Test.

Balloon payment obligations may adversely affect our financial condition.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. There are no balloon payments scheduled over the next five years.

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

We participate in joint ventures with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that W. P. Carey & Co. or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

In some of our joint venture relationships with publicly registered investment programs or other entities sponsored by Carey Asset Management Corp. or one of its affiliates, we enter into investments as tenants-in-common. This poses risks in addition to those mentioned above. The partition rights of each co-tenant in a tenancy-in-common could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that Carey Asset Management Corp. or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

International investments involve additional risks.

We own properties in the United Kingdom, France, the Netherlands and Finland and we may purchase additional property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

     -   changing governmental rules and policies;

     - enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

     -   variations in the currency exchange rates;

     - adverse market conditions caused by changes in national or local economic conditions;

     -   changes in relative interest rates;

     - change in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

     - changes in real estate and other tax rates and other operating expenses in particular countries;

     -   changes in land use and zoning laws; and

     -   more stringent environmental laws or changes in such laws.

We may incur costs to finish build-to-suit properties.

We may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Oftentimes, completion risk, cost overruns and on-time delivery are the obligations of the prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process we may be required to incur project costs to complete all or part of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project's and our portfolio returns.

Item 2. Properties.

Set forth below is certain information relating to CPA(R):14's properties owned as of December 31, 2002.

                                                                                        SHARE OF
                                                                        RENT PER        CURRENT
       LEASE OBLIGOR/                                    SQUARE          SQUARE          ANNUAL      INCREASE     LEASE     MAXIMUM
          LOCATION             OWNERSHIP INTEREST(1)     FOOTAGE          FOOT          RENTS(2)      FACTOR      TERM       TERM
------------------------------------------------------------------------------------------------------------------------------------
CARREFOUR FRANCE, SAS(3)
  Boe, Carpiquet, Le Mans,
  Vendin-le-Vieil, Lagnieu,
  Luneville, and                       100%             3,533,075         $2.43       $8,581,383(4)  INSEE(5)   Mar. 2011    None
  St. Germain du Puy,
  France
  Lieusaint, France                    100%               100,561         15.85        1,593,708(4)  INSEE(5)   Jun. 2011    None
                                                        ---------                     ----------
                       Total:                           3,633,636                     10,175,091

PETSMART, INC.(3)
  Phoenix, AZ; Westlake
  Village, CA; Boca
  Raton, Lake Mary,                70% interest
  Tallahassee,Plantation,         in two limited
  FL; Evanston,IL;                partnerships
  Braintree, MA; Oxon            owning land and          946,177         10.97        7,262,677      Stated    Nov. 2021  Nov. 2041
  Hill, MD; Flint, MI;             buildings(5)
  Fridley, MN; Dallas,
  Southlake, TX

NORTEL NETWORKS LIMITED(3)
  Richardson, TX                       100%               281,758         18.77        5,287,500      Stated    Dec. 2016  Dec. 2036

ATRIUM COMPANIES, INC.(3)
  Dallas and
  Greenville, TX                       100%               823,713          2.52        2,075,000       CPI      Jul. 2020  Jul. 2030
  Welcome, NC;
  Murrysville, PA;
  Wylie, TX                            100%               774,952          3.47        2,690,247       CPI      Nov. 2021  Nov. 2031
                                                        ---------                      ---------
                     Total:                             1,598,665                      4,765,247

CLEAR CHANNEL
 COMMUNICATIONS, INC.(3)
                                40% interest in a
                               limited partnership
  New York, NY                   owning land and          227,685         47.94        4,365,725      Stated    Sep. 2020  Sep. 2040
                                    buildings

ADVANCE PARADIGM, INC.(3)
  Scottsdale, AZ                       100%               354,888         12.12        4,300,000       None     Sep. 2021  Sep. 2051

TRUSERV CORPORATION(3)
  Kingman, AZ;
  Springfield,OR;                35% interest in
  Fogelsville, PA;                three limited
  Jonesboro, GA; Kansas          partnerships owning      3,443,100          3.49        4,202,503    Stated    Dec. 2022  Nov. 2042
  City, MI; Woodland,             land and buildings
  CA; Corsicana, TX

FEDERAL EXPRESS
 CORPORATION(3)
                                60% interest in a
                                limited liability         394,406         16.66        3,943,400       CPI      Aug. 2019  Aug. 2039
  Collierville, TN             company owning land
                                   and building

                                                                                      SHARE OF
                                                                        RENT PER       CURRENT
       LEASE OBLIGOR/                                    SQUARE          SQUARE         ANNUAL       INCREASE     LEASE     MAXIMUM
          LOCATION             OWNERSHIP INTEREST(1)     FOOTAGE          FOOT         RENTS(2)       FACTOR       TERM       TERM
------------------------------------------------------------------------------------------------------------------------------------
TOWER AUTOMOTIVE(3)
  Granite City, IL;
  Clinton Township, MI;
  Kendallville, IN;                    100%             1,047,400          3.72        3,895,125       CPI      Apr. 2020  Apr. 2040
  Upper Sandusky, OH

KATUN CORPORATION(3)
  Davenport, IA;                       100%               343,423          8.65        2,971,350       CPI      Jul. 2022  Jul. 2042
  Bloomington, MN
  Gorinchem, NT                        100%               133,500          5.32          710,100(4)    CPI      Jul. 2022  Jul. 2042
                                                          -------                      ---------
                                                          476,923                      3,681,450

GALYAN'S TRADING COMPANY(3)
  Kennesaw, GA;
  Plainfield, IN;                      100%               401,252          8.52        3,417,853      Stated    Dec. 2020  Dec. 2060
  Leawood, KS

COLLINS & AIKMAN
 CORPORATION(3)
  Manchester, MI;
  Albemarle, Farmville and
  Old Fort, NC;                        100%             1,791,832          1.83        3,277,620       CPI      Sep. 2021  Sep. 2041
  Holmesville, OH;
  Springfield, TN

ADVANCED MICRO DEVICES,
 INC.(3)
                               33 1/3% interest in
                               a limited liability
  Sunnyvale, CA                company owning land        361,965         27.01        3,258,938       CPI      Dec. 2018  Dec. 2038
                                  and buildings

METALDYNE COMPANY LLC(3)
  Rome, GA; Niles, IL;
  Plymouth, MI; Solon and              100%               534,501          5.92        3,164,102       CPI      Jun. 2021  Jun. 2041
  Twinsburg, OH

APPLIED MATERIALS,
 INC.(ETEC SYSTEMS, INC.)(3)
                                49.99% interest in
                               a building owned by
  Hayward, CA                  a limited liability        202,663         30.60        3,099,771       CPI      Sep. 2014  Jan. 2030
                                     company

APW NORTH AMERICA, INC.(3)
  Monon, IN; Champlin, MN;
  Robbinsville, NJ;                    100%               816,665          3.39        2,769,899       CPI      May 2017   May 2027
  North Salt Lake City, UT;
  Radford, VA

PERKINELMER, INC.(3)
  Turku, Finland                       100%               266,310         10.38        2,764,247(4)    CPI      Dec. 2021  Dec. 2036

AMERIX CORP.(3)
  Columbia, MD                         100%               160,000         15.36        2,457,833       CPI      Feb. 2017  Feb. 2017

CELESTICA CORPORATION(3)
  Rochester, MN                        100%               200,000         10.97        2,193,900      Stated    Jul. 2016  Jul. 2026

                                                                                       SHARE OF
                                                                        RENT PER       CURRENT
       LEASE OBLIGOR/                                     SQUARE         SQUARE        ANNUAL        INCREASE     LEASE     MAXIMUM
          LOCATION             OWNERSHIP INTEREST(1)      FOOTAGE         FOOT         RENTS(2)       FACTOR       TERM       TERM
------------------------------------------------------------------------------------------------------------------------------------
BUFFETS, INC.(3)
  Eagan, MN                            100%                99,342         21.93        2,178,163       CPI      Sep. 2020  Sep. 2040

GERBER SCIENTIFIC, INC.(3)
  South Windsor (2) and                100%               347,500          6.09        2,117,750       CPI      Jul. 2018  Jul. 2038
  Manchester, CT

CHECKFREE HOLDINGS, INC.(3)
                                50% interest in a
                                limited liability         220,676         19.10        2,107,991       CPI      Dec. 2015  Dec. 2015
  Norcross, GA                 company owning land
                                   and building

STELLEX TECHNOLOGIES, INC,(3)
  Valencia, CA;                        100%               253,889          7.81        1,983,646       CPI      Feb. 2020  Feb. 2040
  North Amityville, NY

SPECIAL DEVICES, INC.(3)
  Moorpark, CA; Mesa, AZ                50%               249,276         15.74        1,962,000       CPI      Jun. 2021  Jun. 2041

BEST BUY CO., INC.
  Torrance, CA                         100%               103,686         18.78        1,946,930      Stated    Jan. 2005  Jan. 2010

McLANE COMPANY, INC.(3)
                                 60% interest in a
  Shawnee, KS; Burlington,     two limited liability      529,602          6.06        1,924,484       CPI      Dec. 2020  Dec. 2040
  NJ; Manassas, VA             companies owning land
                                   and buildings

NEXPAK CORPORATION(3)
  Duluth, GA                           100%               221,374          5.93        1,313,000       CPI      Mar. 2021  Mar. 2041
  Helmond, The Netherlands             100%               117,000          5.04          589,915(4)    CPI      Jun. 2021  Jun. 2041
                                                          -------                     ----------
                                                          338,374                      1,902,915

INSTITUTIONAL JOBBERS
 COMPANY(3)
  Valdosta, GA;                        100%               411,417          4.61        1,894,789      Stated    Dec. 2019  Dec. 2028
  Johnson City, TN

BUILDERS FIRSTSOURCE, INC.(3)
  Harrisburg, NC                       100%               178,000          5.79        1,030,492       CPI      Jun. 2020  Jun. 2030
                                60% interest in a
                               limited partnership
  Norcross, GA; Elkwood,         owning land and
  VA; Cincinnati, OH                buildings             389,261          3.56          830,626       CPI      Dec. 2016  Dec. 2036
                                                          -------                     ----------
                           Total:                         567,261                      1,861,118

WADDINGTON NORTH AMERICA, INC.(3)
  City of Industry, CA;
  Florence, KY; Chemsford,
  MA; Lancaster, TX                    100%               369,870          4.89        1,810,500       CPI      Apr. 2021  Apr. 2041

GIBSON GUITAR CORP.(3)
                               85% interest in two
  Bozeman, MT; Elgin, IL;      limited partnerships       336,721          6.20        1,774,290       CPI      Mar. 2021  Mar. 2031
  Nashville, TN (2)               owning land and
                                     buildings

                                                                                       SHARE OF
                                                                        RENT PER       CURRENT
       LEASE OBLIGOR/                                    SQUARE          SQUARE        ANNUAL        INCREASE     LEASE     MAXIMUM
          LOCATION             OWNERSHIP INTEREST(1)     FOOTAGE          FOOT         RENTS(2)       FACTOR       TERM       TERM
------------------------------------------------------------------------------------------------------------------------------------
AMERICAN TIRE DISTRIBUTORS,
 INC. (FORMERLY HEAFNER TIRE
  GROUP, INC.)(3)
  Mauldin, SC; Charloette,             100%               465,588          3.53        1,644,500       CPI      Mar. 2022  Mar. 2042
  NC; Lincolnton, NC

PW EAGLE, INC.(3)
  Tacoma, WA; West Jordan,
  UT; Perris, CA; Eugene,              100%             1,079,424          1.46        1,578,875       CPI      Feb. 2022  Feb. 2042
  OR

NEW CREATIVE ENTERPRISES,
 INC.(3) Milford, OH                   100%               437,000          3.61        1,576,200       CPI      Sep. 2021  Sep. 2041

CONSOLIDATED THEATERS
 HOLDING, G.P.(3)
  Midlothian, VA                       100%                88,730         17.48        1,550,667      Stated    Aug. 2020  Aug. 2030

COMPUCOM SYSTEMS, INC.(3)
                               33 1/3% interest in
                               a limited liability        255,351         16.54        1,408,043       CPI      Apr. 2019  Apr. 2029
  Dallas, TX                   company owning land
                                   and building

RAVE REVIEWS CINEMAS, L.L.C.
  Pensacola, FL                        100%                58,916         11.82          696,417       CPI      May  2021  May  2041
  Port St. Lucie, FL                   100%                53,104         13.34          708,406       CPI      Jun. 2021  Jun. 2041
                                                          -------                      ---------
                     Total:                               112,020                      1,404,823

PRODUCTION RESOURCE GROUP
 LLC(3)
  Las Vegas, NV                        100%               127,796          7.37          941,773       CPI      Mar. 2014  Mar. 2024
  Burbank and
  Los Angeles, CA                      100%                49,374          8.49          419,205       CPI      Oct. 2014  Oct. 2024
                                                          -------                     ----------
                     Total:                               177,170                      1,360,978

FITNESS HOLDINGS, INC.(3)
  Salt Lake City, UT                   100%                36,851         16.15          595,140       CPI      May  2020  May 2035
  St. Charles, MO(3)                   100%                38,432         18.77          721,526       CPI      Dec. 2020  Dec. 2035
                                                           ------                     ----------
                     Total:                                75,283                      1,316,666

UTI HOLDINGS, INC. AND NASCAR
 TECHNICAL INSTITUTE, INC.
  Mooresvile, NC                       100%               144,995          8.69        1,260,230      Stated    Sep. 2022  Sep. 2043

THE BON-TON DEPARTMENT
 STORES, INC.(3)
   York, PA (2)                        100%               301,337          4.18        1,259,250       CPI      Dec. 2020  Dec. 2050

BARJAN PRODUCTS L.L.C.(3)
  Rock Island, IL                      100%               241,950          5.13        1,242,364      Stated    Oct. 2016  Oct. 2026

TEXTRON, INC.(3)
                                50% interest in a
                                limited liability
  Gilbert, AZ                  company owning land        243,370         10.19        1,239,739       CPI      Jan. 2019  Jan. 2039
                                   and building

METAGENICS, INC.
  San Clemente, CA                     100%                88,070         13.96        1,229,879      Stated    Aug. 2011  Aug. 2021

TRANSCORE HOLDINGS INC.(3)
  Albuquerque, NM                      100%                74,747         15.98        1,194,109      Stated    Sep. 2015  Sep. 2030

                                                                                      SHARE OF
                                                                        RENT PER       CURRENT
       LEASE OBLIGOR/                                    SQUARE          SQUARE         ANNUAL       INCREASE      LEASE     MAXIMUM
          LOCATION             OWNERSHIP INTEREST(1)     FOOTAGE          FOOT         RENTS(2)       FACTOR       TERM       TERM
------------------------------------------------------------------------------------------------------------------------------------
LINCOLN TECHNICAL INSTITUTE,
 INC.(3)
  Union, NJ; Grand
  Prairie, TX; Allentown               100%               158,202          7.42        1,174,035       CPI      Dec. 2016  Dec. 2016
  and Philadelphia, PA

MERIDIAN AUTOMOTIVE SYSTEMS,
 INC.(3)
  Salisbury, NC                        100%               333,830          3.44        1,146,823      Stated    Sep. 2021  Sep. 2041

BLP GROUP PLC(3)
  Doncaster, South                     100%               225,998          4.12          930,552(4)   Stated    Jan. 2031  Jan. 2031
  Yorkshire, United Kingdom

TOWNE HOLDINGS, INC.(3)
  Elk Grove Village, IL                100%                46,672         18.69          872,330       CPI      Oct. 2020  Oct. 2040

INTERNATIONAL GARDEN
 PRODUCTS, INC.(3)
  Lakewood, NJ                         100%               220,520          3.89          857,964       CPI      Dec. 2021  Dec. 2031

BURLINGTON MOTOR CARRIERS,
 INC.
  Daleville, IN                        100%               106,352          7.84          833,342       CPI      Jun. 2018  Jun. 2028

FLEMING COMPANIES, INC.(3)
                                60% interest in a
                                limited liability
  Grand Rapids, MI             company owning land        179,462          6.93          745,753      Stated    Jul. 2006  Jul. 2026
                                   and bulding

SCOTT COMPANIES, INC.(3)
  Gardena, CA                          100%                88,793          8.30          737,134       CPI      Aug. 2019  Aug. 2034

LENNAR CORPORATION(3)
  Houston, TX                          100%                52,144         13.73          715,750       CPI      Oct. 2015  Oct. 2035

BRASHEAR LP(3)
  Pittsburgh, PA                       100%               146,103          4.79          699,200       CPI      Dec. 2013  Dec. 2023

EARLE M. JORGENSEN COMPANY(3)
  Kansas City, MO                      100%               120,855          5.19          627,059       CPI      Mar. 2020  Mar. 2040

McCOY, INC.(3)
                                90% interest in a
                               limited partnership
  Houston, TX                    owning land and          140,000          4.26          536,760      Stated    Sep. 2007  Sep. 2007
                                     building

WEST UNION CORPORATION(3)
  Tempe, AZ                            100%               116,922          4.55          532,350      Stated    Jan. 2015  Jan. 2035

NEWPARK RESOURCES, INC.
  Lafayette, LA                        100%                34,893         10.80          376,688       CPI     Nov. 2017   Nov. 2027

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

                                                                                      SHARE OF
                                                                        RENT PER       CURRENT
       LEASE OBLIGOR/                                     SQUARE         SQUARE        ANNUAL        INCREASE     LEASE     MAXIMUM
          LOCATION             OWNERSHIP INTEREST(1)      FOOTAGE         FOOT         RENTS(2)       FACTOR       TERM       TERM
------------------------------------------------------------------------------------------------------------------------------------
BIG O DEVELOPMENT, INC.
  Torrnance, CA                        100%                 4,500         22.80         102,600         CPI     Jun. 2012  Jun. 2022

CAREER EDUCATION CORPORATION
  Upper Saucon
  Township, PA                         100%                96,274       Under Construction(6)           CPI     Jul. 2023  Jul. 2043

WASATCH SUMMIT
  Lindon, UT                           100%                20,100       Under Construction(6)           CPI     Jun. 2012  Jun. 2022

VACANT
  Daleville, IN;                       100%               106,352
  Nashville, TN                        100%                17,279
  North Amityville, NY                 100%                28,000

         1. Percentage of ownership in land and building, except as noted. Fee simple ownership interest unless otherwise no ted.

         2. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

         3.   These properties are encumbered by mortgage notes payable.

         4.   Based on exchange rates at December 31, 2002.

         5. INSEE construction index, an index published quarterly by the French Government.

         6. Annual Rent will be based on value of tenant improvements upon completion.

Item 3. Legal Proceedings.

As of the date hereof, CPA(R):14 is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to CPA(R):14's common equity is hereby incorporated by reference to page 30 of CPA(R):14's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of CPA(R):14's Annual Report contained in appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 10 of CPA(R):14's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Approximately $645,793,000 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2002 ranged from 6.09% to 8.85%. The interest rate on the variable rate debt as of December 31, 2002 ranged from 3.38% to 8.54%.

(in thousands)            2003        2004        2005        2006        2007      Thereafter       Total       Fair Value
                          ----        ----        ----        ----        ----      ----------       -----       ----------
Fixed rate debt         $  8,786    $  9,474    $ 10,394    $ 11,262    $ 12,126    $ 593,751      $645,793       $660,764
Weighted average
    interest rate           7.40%       7.39%       7.38%       7.38%       7.49%        7.63%
Variable rate debt      $    350    $    373    $    390    $    401    $    414    $  19,019      $ 20,947       $ 20,947

CPA(R):14 conducts business in the United Kingdom, Finland, France and The Netherlands. The foreign operations were not significant to CPA(R):14's consolidated financial position, results of operations or cash flows during the three-year period ended December 31, 2002. Additionally, foreign currency translation gains and losses were not material to our financial condition for the three-year period ended December 31, 2002. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies may have on our future costs or on future cash flows we may receive from our foreign subsidiaries. To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. One lease provides CPA(R):14 the option to receive up to $77,500 of its rents in U.S. dollars or the functional local currency. Under accounting principles generally accepted in the United States, this option is considered a derivative instrument. Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from CPA(R):14's foreign operations are as follows:

(in thousands)                          2003       2004          2005        2006        2007      Thereafter       Total
                                        ----       ----          ----        ----        ----      ----------       -----
Rental income(1)                      $14,269    $14,269       $14,269     $14,269     $14,269      $  91,016      $162,361
Interest income from direct
    financing leases(1)                   931      1,017         1,017       1,017       1,111         36,062        41,155

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2002 and thereafter are as follows:

(in thousands)                         2003       2004       2005       2006       2007       Thereafter       Total
                                       ----       ----       ----       ----       ----       ----------       -----
Fixed rate debt (1)                   $ 2,836   $  3,131   $  3,450   $  3,757   $  4,014     $   94,802     $111,990
Variable rate debt(1)                      70         75         79         85         91          5,585        5,985

(1) Based on December 31, 2002 exchange rate. The mortgage notes are denominated in the functional currency of the country of each property.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of CPA(R):14 are hereby incorporated by reference to pages 11 to 31 of CPA(R):14's Annual Report contained in Appendix A:

(i)   Report of Independent Accountants

(ii)  Consolidated Balance Sheets at December 31, 2001 and 2002.

(iii) Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000.

(iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000, 2001, and 2002.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

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

                                     PART IV

Item 14. Controls and Procedures

     The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of December 31, 2002.

     The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods. Based upon this review, the Company's chief executive officers and chief financial officer have concluded that the Company's disclosure controls (as defined in pursuant to Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Consolidated Financial Statements:

            The following consolidated financial statements are filed as a part of this Report:

               Report of Independent Accountants.

               Consolidated Balance Sheets, December 31, 2002 and 2001.

               Consolidated Statements of Income for the years ended December 31, 2002, 2001, 2000.

               Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000, 2001, and 2002.

               Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

               Notes to Consolidated Financial Statements.

            The consolidated financial statements are hereby incorporated by reference to pages 11 to 31 of CPA(R):14's Annual Report contained in Appendix A.

     (a) 2. Financial Statement Schedule:

            The following schedules are filed as a part of this Report:

               Report of Independent Accountants.

               Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002.

               Schedule III of Registrant is contained on pages 32 to 38 of this Form 10-K.

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

 Exhibit
   No.                             Description                                                 Method of Filing
  ----                             -----------                                                 ----------------
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

 3.2        Amended Bylaws of Registrant.                                             Exhibit 3(B) to Registration Statement
                                                                                      (Form S-11) No. 333-31437

 3.2(2)     Form of Bylaws of Registrant                                              Exhibit 3.2(2) to Post-Effective
                                                                                      Amendment No. 1 dated April 28, 2000

 3.2(3)     Form of Bylaws of Registrant                                              Exhibit 3.2(2) to Registrant's
                                                                                      Post-Effective Amendment No. 2 dated
                                                                                      November 22, 2000

 4.1        Dividend Reinvestment and Share Purchase Plan                             Exhibit 4.1 to Registrant's Form S-3D
                                                                                      dated July 22, 2002

 5.1        Opinion of Reed Smith LLP                                                 Exhibit 5.1 to Registrant's Form S-3D
                                                                                      dated July 22, 2002

 8.1(3)     Opinion of Reed Smith LLP as to certain tax matters                       Exhibit 8.1 to Registrant's Form S-3D
                                                                                      dated July 22, 2002

10.1        Amended Advisory Agreement.                                               Exhibit 10.1 to Registration Statement
                                                                                      (Form S-11) No. 333-31437

10.1(2)     Lease Agreement dated July 27, 1998 by and between Best (CA)              Exhibit 10.1 to Registrant's Form 8-K
            QRS 14-4, as Landlord, and Best Buy Co. Inc., as                          Dated February 2, 1999
            Tenants.

10.2        Lease Agreement dated July 27, 1998 by and between Best (CA)              Exhibit 10.1 to Registrant's Form 8-K
            QRS 14-4, as Landlord, and Best Buy Co. Inc., as                          dated February 2, 1999
            Tenants.

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

10.2(4)     Lease Agreement date July 27, 19998 by and between Best (CA)              Exhibit 10.2 to Registrant's Form 10-k
            QRS 14-4, as Landlord, and Best Buy Co. Inc. as                           for the year ended December 31, 1998,
            Tenants.                                                                  dated March 30, 1999

 Exhibit
   No.                             Description                                                 Method of Filing
  ----                             -----------                                                 ----------------
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

10.4        Lease Agreement dated July 29, 1998 by and between META                   Exhibit 10.3 to Registrant's Form 8-K
            (CA) QRS 14-16, as Landlord, and Metagenics Incorporated,                 dated February 2, 1999
            as Tenants.

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

 Exhibit
   No.                             Description                                                 Method of Filing
  ----                             -----------                                                 ----------------
10.4(7)     Lease Agreement date July 29, 1998 by and between META (CA)               Exhibit 10.4(3) to Registrant's
            QRS 14-16, as Landlord, and Metagenics Incorporated, as                   Post-Effective Amendment No. 2 dated
            Tenants.                                                                  November 22, 2000

10.5(2)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)             Exhibit 10.5 (2) (Form S-11) No. 333-
            QRS 14-3, as Landlord, and Burlington Motor Carrier Inc., as              76761
            Tenants.

10.5(3)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)             Exhibit 10.5 to Registrant's Post
            QRS 14-3, as Landlord, and Burlington Motor Carrier as                    Effective Amendment No. 2 dated April
            Tenants.                                                                  19, 1999

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

10.6(2)     Lease Agreement dated November 24, 1998 by and between BAC                Exhibit 10.6(2) to Registration
            (MO) QRS 14-10, as Landlord, and The Benjamin Ansehl Co., as              Statement (Form S-11) No. 333- 76761
            Tenants

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
            Micro Devices, Inc., as Tenants.

 Exhibit
   No.                             Description                                                 Method of Filing
  ----                             -----------                                                 ----------------
10.7(2)     Lease Agreement dated December 22, 1998 by and between                    Exhibit 10.7 (2) to Registration
            Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro                 Statement (Form S-11) No. 333- 76761
            Devices, Inc., as Tenants.

10.7(3)     Lease Agreement dated December 22, 1998 by and between                    Exhibit 10.7 (3) to Registrant's Post
            Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro                 Effective Amendment No. 2 dated April
            Devices, Inc., as Tenants.                                                19, 1999

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

10.28(4)    Form of Sales Agency Agreement.                                           Exhibit 10.28(4) to Registrant's
                                                                                      Post-Effective Amendment No. 1 dated
                                                                                      April 28, 2000

10.28(5)    Form of Sales Agency Agreement.                                           Exhibit 10.28(4) to Registrant's
                                                                                      Post-Effective Amendment No. 2 dated
                                                                                      November 22, 2000

10.29(4)    Form of Selected Dealer Agreement.                                        Exhibit 10.29(4) to Registrant's
                                                                                      Post-Effective Amendment No. 1 dated
                                                                                      April 28, 2000

10.29(5)    Form of Selected Dealer Agreement.                                        Exhibit 10.29(4) to Registrant's
                                                                                      Post-Effective Amendment No. 2 dated
                                                                                      November 22, 2000

 Exhibit
   No.                             Description                                                 Method of Filing
  ----                             -----------                                                 ----------------
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

10.31(4)    Form of Wholesaling Agreement.                                            Exhibit 10.31(4) to Registrant's
                                                                                      Post-Effective Amendment No. 1 dated
                                                                                      April 28, 2000

10.31(5)    Form of Wholesaling Agreement.                                            Exhibit 10.31(4) to Registrant's
                                                                                      Post-Effective Amendment No. 2 dated
                                                                                      November 22, 2000

10.32(4)    Form of Escrow Agreement.                                                 Exhibit 10.32(4) to Registrant's
                                                                                      Post-Effective Amendment No. 1 dated
                                                                                      April 28, 2000

10.32(5)    Form of Escrow Agreement.                                                 Exhibit 10.32(4) to Registrant's
                                                                                      Post-Effective Amendment No. 2 dated
                                                                                      November 22, 2000

21.1        Subsidiaries of Registrant as of March 20, 2003                           Filed herewith

23.1        Consent of PricewaterhouseCoopers LLP                                     Filed herewith

23.2        Consent of PricewaterhouseCoopers LLP                                     Exhibit 23.2 to Registrant's Form S-3D
                                                                                      dated July 22, 2002

99.1        Certification of Chief Executive Officer                                  Filed herewith

99.2        Certification of Chief Financial Officer                                  Filed herewith

     (b)    Reports on Form 8-K

            During the quarter ended December 31, 2002 the Registrant was not required to file any reports on Form 8-K.

     (c) Pursuant to Rule 701 of Regulation S-K, the use of proceeds through December 31, 2002 from CPA(R):14's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows:

Shares registered:                                                     40,000,000

Aggregate price of offering amount registered:                       $400,000,000

Shares sold:                                                           36,353,686

Aggregated offering price of amount sold:                            $363,536,860

Direct or indirect payments to directors,
   officers, general partners of the issuer or their
   associates, to persons owning ten percent or
   more of any class of equity securities of the
   issuer and to affiliates of the issuer:                           $  6,756,359

Direct or indirect payments to others:                               $ 29,021,322

Net offering proceeds to the issuer after
   deducting expenses:                                               $327,759,179

Purchases of real estate:                                            $300,143,816

Working capital reserves:                                            $  3,635,369

Temporary investments in cash and cash equivalents:                  $ 23,979,994

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED a Maryland corporation

3/25/03                            BY:  /s/ John J. Park
-------                                ----------------------------------------
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

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

3/25/03                            BY:  /s/ William Polk Carey
-------                                 ----------------------------------------
Date                                    William Polk Carey
                                        Chairman of the Board and Director
                                        (Principal Executive Officer)

3/25/03                            BY:  /s/ Gordon F. DuGan
-------                                 ----------------------------------------
Date                                    Gordon F. DuGan
                                        Vice Chairman of the Board, Senior
                                        Managing Director and Chief Acquisitions
                                        Officer

3/25/03                            BY:  /s/ Gordon J. Whiting
-------                                 ----------------------------------------
Date                                    Gordon J. Whiting
                                        President

3/25/03                            BY:  /s/ Elizabeth P. Munson
-------                                 ----------------------------------------
Date                                    Elizabeth P. Munson
                                        Director

3/25/03                            BY:  /s/ William Ruder
-------                                 ----------------------------------------
Date                                    William Ruder
                                        Director

3/25/03                            BY:  /s/ George E. Stoddard
-------                                 ----------------------------------------
Date                                    George E. Stoddard
                                        Director

3/25/03                            BY:  /s/ Warren G. Wintrub
-------                                 ----------------------------------------
Date                                    Warren G. Wintrub
                                        Director

3/25/03                            BY:  /s/ John J. Park
-------                                 ----------------------------------------
Date                                    John J. Park
                                        Managing Director and Chief Financial
                                        Officer (Principal Financial Officer)

3/25/03                            BY:  /s/ Claude Fernandez
-------                                 ----------------------------------------
Date                                    Claude Fernandez
                                        Managing Director and Chief Accounting
                                        Officer (Principal Accounting Officer)

                                 CERTIFICATIONS

We, William Polk Carey and Gordon F. DuGan, certify that:

1. We have reviewed this annual report on Form 10-K of Corporate Property Associates 14 Incorporated (the "Registrant");

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and we have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  3/25/03                                      Date  3/25/03

/s/ William Polk Carey                             /s/ Gordon F. DuGan
---------------------------                        -----------------------------

William Polk Carey                                 Gordon F. DuGan
Chairman                                           Vice Chairman
(Co-Chief Executive Officer)                       (Co-Chief Executive Officer)

I, John J. Park, certify that:

1. I have reviewed this annual report on Form 10-K of Corporate Property Associates 14 Incorporated (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  3/25/03

/s/ John J. Park
---------------------------

John J. Park
Chief Financial Officer

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 20, 2003 appearing in the 2002 Annual Report to Shareholders of Corporate Property Associates 14 Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2003

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2002

                                                                                 Costs
                                                   Initial Cost to Company    Capitalized
                                                   -----------------------   Subsequent to    Decrease in Net
           Description             Encumbrances     Land        Buildings    Acquisition (a)   Investment (b)       Land
           -----------             ------------     ----        ---------    ---------------  ---------------       ----
Operating Method:
Vacant trucking facility
   in Daleville, Indiana                         $  2,100,000  $  5,439,267                   $    (3,810,000)  $  2,100,000
Retail store leased to
   BestBuy Co., Inc.                               13,059,980     6,933,851  $        45,914                      13,059,980
Research and development
   facility leased to
   Metagenics, Inc.                                 2,390,000                      8,957,798                       2,390,000
Manufacturing facility
   leased to Brashear LP           $  3,981,955       620,000     6,186,283                                          620,000
Manufacturing and
   distribution facilities leased
   to Production Resource
   Group L.L.C                        7,412,525     3,860,000     8,263,455                                        3,860,000
Distribution and warehouse
   facility leased to McLane
   Company, Inc.                     21,135,084     3,604,000     8,613,172       21,321,241                       3,604,000
Distribution and warehouse
   facility leased to Fleming
   Companies, Inc.                    5,886,174       740,000     3,042,828        7,543,357                         740,000
Multiplex motion picture
   theater leased to
   Consolidated Theaters
   Holding, G.P.                      2,074,715     3,515,000                                                      3,515,000
Office and warehouse
   facility leased to Builders
   FirstSource, Inc.                 13,999,571     3,929,891    10,397,514        8,476,016                       3,945,275
Office and research facility
   leased to Amerix
   Corporation                       14,063,481     2,622,500    20,232,580        2,736,927                       2,622,500
Industrial and manufacturing
   facility leased to Atrium
   Companies, Inc.                   13,878,967     1,596,442    23,910,092          322,771                       1,596,442
Retail and service facility
   leased to Fitness Holdings,
   Inc.                               7,060,518     2,920,000     8,659,950          680,271                       2,920,000

                                                                                                            Life on which
                                   Gross Amount at which Carried                                          Depreciation in
                                        at Close of Period                                                 Latest Statement
                                        ------------------          Accumulated                               of Income
           Description                Buildings        Total      Depreciation (d)      Date Acquired        is Computed
           -----------                ---------        -----      ----------------      -------------      -------------
Operating Method:
Vacant trucking facility
   in Daleville, Indiana           $  1,629,267  $     3,729,267  $    522,334          June 29, 1998            40 yrs.
Retail store leased to
   BestBuy Co., Inc.                  6,979,765       20,039,745       777,405          July 28, 1998            40 yrs.
Research and development
   facility leased to
   Metagenics, Inc.                   8,957,798       11,347,798       723,322          July 29, 1998            40 yrs.
Manufacturing facility
   leased to Brashear LP              6,186,283        6,806,283       625,072        December 28, 1998          40 yrs.
Manufacturing and
   distribution facilities leased
   to Production Resource                                                             March 31, 1999 and
   Group L.L.C                        8,263,455       12,123,455       753,068         October 15, 1999          40 yrs.
Distribution and warehouse
   facility leased to McLane
   Company, Inc.                     29,934,413       33,538,413     2,136,696         August 18, 1999           40 yrs.
Distribution and warehouse
   facility leased to Fleming
   Companies, Inc.                   10,586,185       11,326,185       823,855         August 18, 1999           40 yrs.
Multiplex motion picture
   theater leased to
   Consolidated Theaters
   Holding, G.P.                                       3,515,000                      September 22, 1999           N/A
Office and warehouse
   facility leased to Builders                                                        June 29, 1999 and
   FirstSource, Inc.                 18,858,146       22,803,421       887,653        December 20, 2001          40 yrs.
Office and research facility
   leased to Amerix
   Corporation                       22,969,507       25,592,007     1,700,390        November 1, 1999           40 yrs.
Industrial and manufacturing
   facility leased to Atrium                                                        November 18, 1999 and
   Companies, Inc.                   24,232,863       25,829,305       892,395        December 1, 2001           40 yrs.
Retail and service facility
   leased to Fitness Holdings,                                                      December 29, 1999 and
   Inc.                               9,340,221       12,260,221       537,883        December 28, 2000          40 yrs.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2002

                                                                                      Costs
                                                   Initial Cost to Company          Capitalized
                                                   -----------------------        Subsequent to    Decrease in Net
           Description             Encumbrances       Land       Buildings        Acquisition (a)   Investment (b)       Land
           -----------             ------------       ----       ---------        ---------------  ----------------      ----
Operating Method:
Office and research facility
   leased to West Union
   Corporation                        3,289,682       940,000     4,557,382             12,498                           940,000
Office and warehouse
   facility leased to Barjan
   Products, LLC                      7,135,032       500,000     9,944,545          1,887,506                           500,000
Industrial and manufacturing
   facility leased to Stellex
   Technologies, Inc.                13,159,089     2,932,000    16,397,988             17,904                         2,932,000
Manufacturing and
   distribution facility leased
   to APW North America
   Inc.                              17,232,698     4,580,000    24,844,084             14,784                         4,580,000
Distribution and warehouse
   facility leased to Langeveld
   International, Inc.                6,645,079       710,000     4,531,037          3,169,871                           710,000
Retail and services facility
   leased to Galyan's Trading
   Company                           19,303,705     7,330,000    22,305,554          4,177,399                         7,830,000
Land leased to Advanced
   Paradigm, Inc.                     8,796,424    14,600,000                                                         14,600,000
Industrial and manufacturing
   facility leased to Transcore
   Holdings, Inc.                     3,444,049     1,490,000     4,635,655              7,176                         1,490,000
Office and research facility
   leased to Lennar
   Corporation                        4,932,629       570,000     6,759,843                                              570,000
Office and research facility
   leased to Buffets, Inc.           11,469,001     4,225,000    15,518,481              1,420                         4,225,000
Distribution and warehouse
   facility leased to Earle M.
   Jorgensen Company                  3,751,577       570,000     5,869,790             39,219                           570,000
Distribution and warehouse
   facility leased to
   Institutional Jobbers
   Company                           13,067,447       650,000    16,889,267            409,990                           650,000
Land leased to Towne
   Holdings, Inc.                     2,340,872     4,100,000                                                          4,100,000

                                                                                                                    Life on which
                                   Gross Amount at which Carried                                                   Depreciation in
                                         at Close of Period                                                        Latest Statement
                                         ------------------               Accumulated                                  of Income
           Description                Buildings         Total           Depreciation (d)      Date Acquired           is Computed
           -----------                ---------         -----           ----------------      -------------           -----------
Operating Method:
Office and research facility
   leased to West Union
   Corporation                        4,569,880        5,509,880              318,940        January 12, 2000           40 yrs.
Office and warehouse
   facility leased to Barjan
   Products, LLC                     11,832,051       12,332,051              616,824        February 3, 2000           40 yrs.
Industrial and manufacturing
   facility leased to Stellex
   Technologies, Inc.                16,415,892       19,347,892            1,179,892        February 29, 2000          40 yrs.
Manufacturing and
   distribution facility leased
   to APW North America
   Inc.                              24,858,868       29,438,868            1,631,363          May 30, 2000             40 yrs.
Distribution and warehouse
   facility leased to Langeveld
   International, Inc.                7,700,908        8,410,908              422,196          June 29, 2000            40 yrs.
Retail and services facility
   leased to
   Galyan's Trading
   Company                           25,982,953       33,812,953            1,594,063          June 29, 2000            40 yrs.
Land leased to Advanced
   Paradigm, Inc.                                     14,600,000                             September 21, 2000           N/A
Industrial and manufacturing
   facility leased to Transcore
   Holdings, Inc.                     4,642,831        6,132,831              265,995        September 25, 2000         40 yrs.
Office and research facility
   leased to Lennar
   Corporation                        6,759,843        7,329,843              387,283        September 26, 2000         40 yrs.
Office and research facility
   leased to Buffets, Inc.           15,519,901       19,744,901              889,143        September 28, 2000         40 yrs.
Distribution and warehouse
   facility leased to Earle M.
   Jorgensen Company                  5,909,009        6,479,009              338,407        September 29, 2000         40 yrs.
Distribution and warehouse
   facility leased to
   Institutional Jobbers
   Company                           17,299,257       17,949,257              955,455          October 6, 2000          40 yrs.
Land leased to Towne
   Holdings, Inc.                                      4,100,000                               October 30, 2000          N/A

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2002

                                                                                 Costs
                                                    Initial Cost to Company     Capitalized
                                                    -----------------------    Subsequent to    Decrease in Net
           Description             Encumbrances        Land     Buildings     Acquisition (a)   Investment (b)         Land
           -----------             ------------        ----     ---------     ---------------  ----------------        ----
Operating Method:
Office facility leased to
   Newpark Resources, Inc.            2,521,864       660,000     3,004,921                                            660,000
Office and research facility
   leased to Federal Express
   Corporation                       44,176,690     3,154,425    70,645,575         12,000                           3,154,425
Retail, service, distribution
   and warehouse facility
   leased to The Bon-Ton
   Stores, Inc.                       7,367,483     1,974,000    10,067,885          2,900                           1,974,000
Distribution and warehouse
   facility leased to McCoy,
   Inc.                               4,089,776     1,025,000     4,530,120          9,419                           1,025,000
Industrial and manufacturing
   facility leased to Metaldyne
   Company LLC                       16,509,564     4,140,000    23,822,057          7,859                           4,140,000
Retail and service facility
   leased to Celestica
   Corporation                       12,288,174     3,348,824     9,275,468      8,941,752                           3,348,824
Industrial and manufacturing
   facility leased to Gerber
   Scientific, Inc.                  12,406,182     1,555,400    18,822,872                                          1,555,400
Industrial and manufacturing
   facility leased to Meridian
   Automotive Systems, Inc.           7,291,088     1,370,000     2,671,897      6,298,329                           1,370,000
Industrial and manufacturing
   facility leased to
   Waddington North
   America, Inc.                     10,915,249     4,398,000    13,418,144          8,438                           4,398,000
Industrial and manufacturing
   facility leased to New
   Creative Enterprises, Inc.         9,895,017     2,000,000    12,869,110                                          2,000,000
Retail and service facility
   leased to Lincoln Technical
   Institute, Inc.                    6,213,243     2,486,384     7,601,852                                          2,486,384
Manufacturing and
   distribution facility leased
   to Gibson Guitar, Inc.            11,904,225     3,900,000    17,937,226         10,292                           3,900,000

                                                                                                              Life on which
                                    Gross Amount at which Carried                                            Depreciation in
                                         at Close of Period                                                  Latest Statement
                                         ------------------         Accumulated                                 of Income
      Description                     Buildings         Total     Depreciation (d)      Date Acquired          is Computed
      -----------                     ---------         -----     ----------------      -------------          -----------
Operating Method:
Office facility leased to
   Newpark Resources, Inc.            3,004,921        3,664,921      153,376         December 1, 2000         40 yrs.
Office and research facility
   leased to Federal Express
   Corporation                       70,657,575       73,812,000    6,538,776         December 6, 2000         7 - 40 yrs.
Retail, service, distribution
   and warehouse facility
   leased to The Bon-Ton
   Stores, Inc.                      10,070,785       12,044,785      514,168        December 27, 2000         40 yrs.
Distribution and warehouse
   facility leased to McCoy,
   Inc.                               4,539,539        5,564,539      231,745        December 27, 2000         40 yrs.
Industrial and manufacturing
   facility leased to Metaldyne                                                      June 29, 2000 and
   Company LLC                       23,829,916       27,969,916    1,010,452         August 16, 2001          40 yrs.
Retail and service facility
   leased to Celestica
   Corporation                       18,217,220       21,566,044      732,057         August 14, 2000          40 yrs.
Industrial and manufacturing
   facility leased to Gerber
   Scientific, Inc.                  18,822,872       20,378,272      686,251          July 30, 2001             N/A
Industrial and manufacturing
   facility leased to Meridian
   Automotive Systems, Inc.           8,970,226       10,340,226      233,519        November 16, 2000         40 yrs.
Industrial and manufacturing
   facility leased to
   Waddington North
   America, Inc.                     13,426,582       17,824,582      572,863         April 30, 2001           7 - 40 yrs.
Industrial and manufacturing
   facility leased to New
   Creative Enterprises, Inc.        12,869,110       14,869,110      415,565        September 6, 2001         40 yrs.
Retail and service facility
   leased to Lincoln Technical
   Institute, Inc.                    7,601,852       10,088,236      198,395        December 28, 2001         40 yrs.
Manufacturing and
   distribution facility leased
   to Gibson Guitar, Inc.            17,947,518       21,847,518      803,371          March 19, 2001          40 yrs.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2002

                                                                                 Costs
                                                 Initial Cost to Company      Capitalized
                                                 -----------------------     Subsequent to    Decrease in Net
           Description             Encumbrances      Land        Buildings   Acquisition (a)   Investment (b)       Land
           -----------             ------------      ----        ---------   ---------------  ---------------       ----
Operating Method:
Office and Research facility
   leased to Nortel Networks
   Limited                           29,764,678     3,400,000    45,053,608                                        3,400,000
Industrial and manufacturing
   facility leased to Perkin
   Elmer, Inc. - Finland             20,824,948       801,195    23,389,834        81,315          4,469,183         948,908
Retail and service facilities
   leased to Petsmart, Inc.          42,790,192    17,100,000    54,742,917                                       17,100,000
Distribution and warehouse
   facility leased to Nexpak
   Corporation                        7,764,536     2,167,000    11,445,566         5,231                          2,167,000
Distribution and warehouse
   facility leased to Nexpak
   Corporation - Netherlands          5,411,166     2,230,224     3,360,091                         1,024,372      2,639,086
Multiplex motion picture
   theater leased to Rave
   Review Cinemas, LLC                              3,200,000     3,066,397     6,314,722                          3,200,000
Vacant property located in
    Lindon, Utah                                    1,390,000     1,122,716     5,728,208                          1,390,000
Warehouse, distribution,
   office, and industrial
   facility to PW Eagle, Inc.         8,153,817     6,050,000     8,198,138                                        6,050,000
Distribution and Warehouse
   facility leased to Heafner
   Tire Group, Inc.                   8,710,817     1,860,000    12,851,675                                        1,860,000
Warehouse and distribution
   facility leased to Carrefour
   France, SAS                       79,934,867   15,724,087     75,210,660                        15,479,583     18,230,816
Warehouse, distribution, and
   office facility leased to
   Katun Corporation                 18,946,614     3,260,000    26,009,123                                        3,260,000
Industrial facility leased to
   Katun Corporation -
   Netherlands                        5,819,113     2,374,404     3,864,260                           371,828      2,515,920
Industrial facility leased to
   Tower Automotive, Inc.            19,789,677     4,390,000    30,336,328                                        4,390,000

                                   ------------  ------------  ------------  ---------------  ---------------   ------------
                                   $597,549,254  $178,113,756  $727,251,058  $87,242,527      $    17,534,966   $181,833,960
                                   ============  ============  ============  ===============  ===============   ============

                                                                                                            Life on which
                                   Gross Amount at which Carried                                           Depreciation in
                                         at Close of Period                                                Latest Statement
                                         ------------------         Accumulated                               of Income
           Description              Buildings         Total       Depreciation (d)      Date Acquired        is Computed
           -----------              ---------         -----       ----------------      -------------        -----------
Operating Method:
Office and Research facility
   leased to Nortel Networks
   Limited                           45,053,608       48,453,608         1,173,271    December 19, 2001          40 yrs.
Industrial and manufacturing
   facility leased to Perkin
   Elmer, Inc. - Finland             27,792,619       28,741,527           723,467    December 28, 2001          40 yrs.
Retail and service facilities
   leased to Petsmart, Inc.          54,742,917       71,842,917         1,540,091    November 28, 2001          40 yrs.
Distribution and warehouse
   facility leased to Nexpak
   Corporation                       11,450,797       13,617,797           512,802     March 28, 2001            40 yrs.
Distribution and warehouse
   facility leased to Nexpak
   Corporation - Netherlands          3,975,601        6,614,687           155,174     June 29, 2001             40 yrs.
Multiplex motion picture
   theater leased to Rave
   Review Cinemas, LLC                9,381,119       12,581,119           364,567    December 7, 2000           40 yrs.
Vacant property located in
    Lindon, Utah                      6,850,924        8,240,924           178,866    December 27, 2000          40 yrs.
Warehouse, distribution,
   office, and industrial
   facility to PW Eagle, Inc.         8,198,138       14,248,138           179,250    February 28, 2002          40 yrs.
Distribution and Warehouse
   facility leased to Heafner
   Tire Group, Inc.                  12,851,675       14,711,675           255,902     March 26, 2002            40 yrs.
Warehouse and distribution
   facility leased to Carrefour
   France, SAS                       88,183,514      106,414,330         1,647,055     March 26, 2002            40 yrs.
Warehouse, distribution, and
   office facility leased to
   Katun Corporation                 26,009,123       29,269,123           297,999      July 5, 2002             40 yrs.
Industrial facility leased to
   Katun Corporation -
   Netherlands                        4,094,572        6,610,492            46,874      July 5, 2002
Industrial facility leased to
   Tower Automotive, Inc.            30,336,328       34,726,328           537,206    August 10, 2002            40 yrs.
                                   ------------  ---------------  ----------------
                                   $828,308,347  $ 1,010,142,307  $     38,682,696
                                   ============  ===============  ================

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2002

                                                                                         Costs Capitalized          Increase
                                                                                           Subsequent to       (Decrease) in Net
                                                             Initial Cost to Company         Acquisition         Investments (b)
                                                            -------------------------        -----------         ---------------
           Description                    Encumbrances        Land        Buildings
           -----------                    ------------        ----        ---------
Direct Financing Method:

Industrial/manufacturing facilities
 leased to Atrium Companies, Inc.         $12,957,571      $  459,608    $ 20,426,564                            $(3,191,407)

Industrial/manufacturing facilities
 leased to Scott Companies, Inc.            2,913,920       2,340,000       3,942,723

Multiplex theater facility leased to
 Consolidated Theaters Holding, G.P.        7,067,388                      10,818,996        $  854,117          $   300,513

Office and research facility leased to
 Advance Paradigm, Inc.                    15,312,356                      25,414,917

Distribution and warehouse facility
 leased to Towne Holdings, Inc.             2,384,361                       4,172,251             3,920

Manufacturing and distribution
 facility leased to BLP Group plc           5,985,214                       8,383,364             7,099            1,049,633

Industrial and manufacturing facility
 leased to Collins and Aikman
 Corporation                               16,750,010       2,961,000      24,473,555            20,257

Office facility leased to UTI
 Holdings, Inc. and Nascar Technical
 Institute                                                  1,600,000       9,275,962           115,053
                                          -----------      ----------    ------------        ----------          -----------
                                          $63,370,820      $7,360,608    $106,908,332        $1,000,446          $(1,841,261)
                                          ===========      ==========    ============        ==========          ===========

                                            Gross Amount
                                         at which Carried at
                                           Close of Period
                                           ---------------
           Description                          Total               Date Acquired
           -----------                          -----               -------------
Direct Financing Method:

Industrial/manufacturing facilities
 leased to Atrium Companies, Inc.           $ 17,694,765         November 18, 1999

Industrial/manufacturing facilities
 leased to Scott Companies, Inc.               6,282,723           July 19, 1999

Multiplex theater facility leased to
 Consolidated Theaters Holding, G.P.          11,973,626         September 22, 1999

Office and research facility leased to
 Advance Paradigm, Inc.                       25,414,917         September 21, 2000

Distribution and warehouse facility
 leased to Towne Holdings, Inc.                4,176,171          October 30, 2000

Manufacturing and distribution
 facility leased to BLP Group plc              9,440,096          January 9, 2001

Industrial and manufacturing facility
 leased to Collins and Aikman
 Corporation                                  27,454,812         September 28, 2001

Office facility leased to UTI
 Holdings, Inc. and Nascar Technical
 Institute                                    10,991,015          February 11, 2002
                                            ------------
                                            $113,428,125
                                            ============

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

(b) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, foreign currency translation adjustments, impairment losses and property sales.

(c) At December 31, 2002, the aggregate cost of real estate owned by CPA(R):14 and its subsidiaries for Federal income tax purposes $916,934,104.

(d)

                                                         Reconciliation of Real Estate Accounted
                                                              for Under the Operating Method
                                                                       December 31,
                                                                       ------------
                                                                  2002                2001
                                                                  ----                ----
Balance at beginning of year                                $  799,046,644       $ 439,435,091
Impairment losses                                                        -          (3,810,000)
Additions                                                      189,179,533         366,777,516
Dispositions                                                             -          (3,558,600)
Reclassification from real estate under construction               571,164                   -
Foreign currency translation adjustment                         21,344,966             202,637
                                                            --------------       -------------
Balance at close of year                                    $1,010,142,307       $ 799,046,644
                                                            ==============       =============

                                          Reconciliation of Accumulated Depreciation
                                                         December 31,
                                                         ------------
                                                  2002                   2001
                                                  ----                   ----
Balance at beginning of year                  $17,728,004            $ 5,445,242
Depreciation expense                           20,698,586             12,591,767
Dispositions                                            -               (308,633)
Foreign currency translation adjustment           256,106                   (372)
                                              -----------            -----------
Balance at close of year                      $38,682,696            $17,728,004
                                              ===========            ===========

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                              2002 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share and share amounts)

                                          2002            2001            2000          1999           1998
                                          ----            ----            ----          ----           ----
OPERATING DATA:

       Revenues                       $  112,356      $   67,141      $   42,540     $    9,990      $   2,209

       Income from continuing
         operations                       29,861          18,237          21,438          7,645          1,058

       Net income                         30,266          18,377          21,577          7,678          1,058

       Basic and diluted earnings
         from continuing
         operations per share                .45             .36             .60            .39            .25

       Basic and diluted earnings
         per share                           .45             .36             .60            .39            .25

       Dividends paid(1)                  48,581          32,811          21,466          9,781          1,324

       Dividends declared per share          .75             .71             .67            .65            .47

       Weighted average shares
       outstanding - basic            66,193,674      51,422,168      32,721,141     19,909,834      4,273,311

       Payment of mortgage
       principal(2)                        6,543           2,557             628            144              -

  BALANCE SHEET DATA:

       Total consolidated assets       1,319,897       1,097,238         645,762        331,063        107,956

       Long-term obligations(3)          678,401         471,942         224,015         54,350          1,629

(1)      The Company paid its first dividend in July 1998.

(2)      Represents scheduled mortgage principal amortization paid.

(3) Represents mortgage notes payable and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

(dollar amounts in thousands)

Overview

The following discussion and analysis of the financial condition and results of operations of Corporate Property Associates 14 Incorporated ("CPA(R):14") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe CPA(R):14's future plans, strategies and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause CPA(R):14's actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by these forward looking statements. Accordingly, this information should not be regarded as representations that the results or condition described in these statements or objectives and plans will be achieved.

CPA(R):14 was formed in 1997 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. Between November 1997 and November 2001, CPA(R):14 issued 65,794,281 shares of common stock at $10 per share on a "best efforts" basis, raising $657,943. CPA(R):14 is using the proceeds from the public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. Substantially all of CPA(R):14's net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. When possible, CPA(R):14 also negotiates guarantees of the obligations from the parent company of the lessees. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for certain retail properties, may provide for additional rents based on sales in excess of a specified base amount. In addition to investing directly, CPA(R):14 may also acquire interests in real estate through joint ventures. These joint ventures are generally with affiliates.

As a real estate investment trust ("REIT"), CPA(R):14 is not subject to federal income taxes on amounts distributed to shareholders provided it meets certain conditions including distributing at least 90% of its REIT taxable income to its shareholders. The primary objectives of CPA(R):14 are to provide rising cash flow and pay quarterly dividends at an increasing rate and to protect its investors from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt. In addition, CPA(R):14 has successfully negotiated grants of common stock warrants from selected tenants and expects to realize the benefits of appreciation from those grants. CPA(R):14 cannot guarantee that its objectives will be ultimately realized.

CPA(R):14 is advised by Carey Asset Management Corp., a wholly-owned subsidiary of W. P. Carey & Co. LLC, an affiliate, pursuant to an Advisory Agreement. CPA(R):14's Advisory Agreement is renewable annually by Independent Directors who are elected by CPA(R):14's shareholders. In connection with each renewal, Carey Asset Management is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides, commencing in 2003, that an independent portfolio valuation be performed annually and Average Invested Assets, the basis for determining asset management and performance fees, are based on the results of this independent valuation. Until the initial valuation is performed, the fees are calculated based on the historical cost of the purchased real estate assets.

Critical Accounting Policies

Certain accounting policies are critical to the understanding of CPA(R):14's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of accounting policies relating to the use of estimates.

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):14 must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):14's real estate operations have a limited number of lessees, Management believes that it is necessary to

(dollar amounts in thousands)

evaluate specific situations rather than solely use statistical methods. CPA(R):14 recognized a provision for uncollected rents which typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. Based on its actual experience, CPA(R):14 incurred a charge of approximately 0.25% of lease revenues and believes that its current allowance is adequate.

Real estate accounted for under the operating method is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2002, 2001 and 2000 was $808, $1,986 and $1,910, respectively. CPA(R):14 considers a build-to-suit project as substantially completed upon completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not reached that stage, the substantially completed portions are accounted for separately. CPA(R):14 allocates costs incurred between the portions under construction and the portions completed and only capitalizes costs for the portion under construction.

CPA(R):14 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. As CPA(R):14's investment objective is to hold properties on a long-term basis, holding periods will range from five to ten years. In its evaluations, CPA(R):14 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):14 considers the likelihood of possible outcomes in determining the best estimate of future cash flows. Because CPA(R):14's properties are leased to single tenants, CPA(R):14 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):14 different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R):14 performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):14's current estimate of residual value of the underlying real estate assets. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

When assets are identified by Management as held for sale, CPA(R):14 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in Management's opinion , the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. If circumstances that previously were considered unlikely occur and, as a result, CPA(R):14 decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) the carrying value before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the time of the subsequent decision not to sell.

In 2002, CPA(R):14 acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that are owned by CPA(R):14 or three of its affiliates. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests as well as the fair value, will be adjusted.

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in property expense. Unamortized leasing costs are also charged to property expense upon early termination of the lease. Costs incurred in connection with obtaining mortgages and debt financing are capitalized and amortized over the term of the related debt and included in interest expense. Unamortized financing costs are included in charges for early extinguishment of debt if a loan is retired early and the costs have not been

(dollar amounts in thousands)

fully amortized.

Stated rental revenue and interest income from direct financing leases are recognized on a straight-line basis and a constant rate of interest, respectively, over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. The majority of CPA(R):14's leases provide for periodic rent increases based on formulas indexed to increases in the CPI. CPI-based and other contingent-type rents are recognized currently. CPA(R):14 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):14 is reached.

CPA(R):14 and certain affiliates are investors in certain real estate ventures. It is anticipated that additional properties will be purchased through real estate ventures. These investments may be held through incorporated or unincorporated jointly-held entities. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):14 and the affiliate. The placement of an investment in a jointly held entity or tenancy in common requires the approval of CPA(R):14's Independent Directors. All of the jointly held investments are structured so that CPA(R):14 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. All of the jointly-held investments are subject to contractual agreements. No fees are payable to affiliates under any of the limited partnership and joint venture agreements. The presentation of these jointly held investments and their related results in the accompanying consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. Such factors will determine whether such investments are consolidated in the accounts of CPA(R):14 or accounted for under the equity method. Equity method investments are reviewed for impairment in the event of a change in circumstances that is other than temporary. An investment's value is only impaired if Management's estimate of the net realizable value of the investment is less than the carrying value of the investment. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

CPA(R):14 measures derivative instruments, including derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on CPA(R):14's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income, a component of shareholders' equity, and are subsequently reclassified into earnings when the hedged item affects earnings (i.e., the forecasted event occurs). Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in the determination of earnings.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of CPA(R):14's portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):14's ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking favorable limited recourse mortgage financing opportunities. As of December 31, 2002, CPA(R):14 operates in one segment, real estate operations, and owned properties in the United States, the Netherlands, Finland, France and the United Kingdom.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net income for the year ended December 31, 2002 is not directly comparable to net income for the year ended December 31, 2001 as a result of substantial increase in CPA(R):14's asset base. Net income was $30,266 in 2002 as compared to $18,377 in 2001. Since December 31, 2001, CPA(R):14's asset base has increased by more than

(dollar amounts in thousands)

$217,371, or 20%, and by more than 100% since December 31, 2000. The asset base is projected to continue to increase until available cash is fully invested in real estate.

Income from continuing operations before gains and losses increased by $11,001 for the year ended December 31, 2002 as compared with the year ended December 31, 2001. The increase was due to an increase in lease revenues and an increase in income from equity investments, which was offset, in part, by increases in interest expense, depreciation, property and general and administrative expenses. As a result of the on-going acquisition activity, CPA(R):14's revenue and expense are projected to increase.

Lease revenues increased primarily as result of real estate purchases and the completion of built-to-suit projects during 2001 and 2002. During 2002, CPA(R):14 purchased properties and entered into new leases with American Tire Distributors (formerly Heafner Tire Group, Inc.), Carrefour France SAS, PW Eagle, Inc., UTI Holdings, Inc, Tower Automotive, Inc., Career Education Group and Katun Corporation. These leases will provide annual revenues of $22,728 ($11,594 of cash flow after debt service). These new leases contributed $14,186 of lease revenues in 2002. CPA(R):14 completed new acquisitions with thirteen leases in 2001 and the current year reflected the first full year of results from those lessees. Lease revenues also benefited from scheduled rent increases on existing leases. Lease revenues for the year ended December 2002 reflect a reduction of $605 as a result of the lease termination of the Burlington Motor Carriers, Inc. lease in March 2002 pursuant to its reorganization in bankruptcy. Annual revenues from the Burlington lease were $833. Most of CPA(R):14's leases provide for rent increases, either based on fixed amounts or a formula indexed to increases in CPI. Over the past several years, the CPI has increased within a range of approximately 1.5% to 3% per year. More than 45 leases have rent increases scheduled in 2003 and 2004 and no leases are scheduled to expire until 2005.

Income from equity and investments ("equity income") increased primarily due to the acquisition of properties leased to Special Devices, Inc. and Clear Channel Communication, Inc. in June 2001 and December 2002, respectively. In addition, equity income benefited from rent increases on three existing leases. Of the $1,627 increase in equity income from the prior year, $387 was due to the acquisition of the interests in the Special Devices and Clear Channel properties and $407 was due to rent increases. An equity investment in properties leased to CheckFree Corporation has a mortgage obligation with a variable rate indexed to the London Inter-Bank Offered Rate. The LIBOR index declined in 2002 and 2001, and CPA(R):14's share of income from the CheckFree investment increased by approximately $265 from 2001, solely as a result of this rate reduction. Equity income is projected to increase due to the acquisition in December 2002 of 35% and 40% interests in limited partnerships that lease properties to TruServ Corporation and Clear Channel, respectively. In February 2003, CPA(R):14 also acquired a 41% interest in a limited liability company which leases properties to Starmark Camhood, LLC. The Starmark limited liability company acquired 15 properties for $178,010 and obtained $108,300 of limited recourse mortgage financing.

Interest expense for the year ended December 31, 2002 increased by $23,168, primarily from obtaining new mortgage loans. In connection with its participation in a mortgage securitization transaction, CPA(R):14 obtained $42,332 of limited recourse mortgage financing on previously unencumbered properties. As a result of this transaction, annual interest expense will increase by $3,175. The increase in depreciation expense is the result of the increase in real estate assets. Depreciation, a noncash charge, increased by $ 8,107.

The increase in general and administrative expense of $2,130 was primarily due to an increase in investor-related costs and other costs related to the increase in CPA(R):14's asset base. Property expense increased primarily due to increases in asset management and performance fees which are calculated based on the Average Invested Assets (i.e. real estate assets) of CPA(R):14. Effective January 1, 2003, asset management and performance fees will be determined based on an independent valuation of CPA(R):14's real estate assets which will be performed annually. Asset-based fees may be expected to increase as a result of appreciation in the value of CPA(R):14's real estate assets and the acquisition of properties. Property expense also increased to reflect the costs of the initial valuation of CPA(R):14's real estate assets.

As of December 31, 2002, CPA(R):14 recognized an unrealized gain of $385 on its holdings of warrants for common stocks and unrealized foreign currency loss of $30. In evaluating its ability to fund dividends, CPA(R):14 does not

(dollar amounts in thousands)

consider unrealized gains and losses from these derivative instruments. Discontinued operations include a gain on sale of real estate property in Greenville, Texas of $333, which was sold in June 2002, and $72 from the operations of the Greenville property for the period prior to the sale.

Because of the long-term nature of CPA(R):14's net leases, inflation and changing prices have not unfavorably affected CPA(R):14's revenues and net income. CPA(R):14's net leases generally have rent increases based on formulas indexed to increases in the CPI, sales overrides or other periodic increases which are designed to increase lease revenues in the future.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net income for the year ended December 31, 2001 is not directly comparable to net income for the year ended December 31, 2000. CPA(R):14's total assets have increased by approximately 70% since December 31, 2000. During 2001, CPA(R):14 acquired 52 new properties and obtained $262,136 of new limited recourse mortgage financing and raised more than $203,000, net of costs, in connection with its public offering. Accordingly, the results of operations for the years ended December 31, 2001 and 2000 are not fully comparable. Net income for 2001 decreased by $3,200 to $18,377 in 2002 from $21,577 in 2000 because the results for 2000 include a nonrecurring item included in other income which contributed approximately $6,017 to earnings. Results for both 2000 and 2001 include noncash impairment charges of $2,462 and $3,810, respectively. Excluding the effect of these two items, income would have reflected an increase of $4,165. The increase in earnings, as adjusted for nonrecurring items and the impairment charge, was due to the increase in CPA(R):14's asset base. CPA(R):14 expects its real estate assets to continue to increase as it still has substantial cash available for additional investment.

Lease revenues have increased $37,733 due to the acquisition of properties. Properties acquired and build-to-suit projects completed in 2000 and 2001 are leased to 40 lessees. As of December 31, 1999, CPA(R):14 had eleven lessees. In 2001, CPA(R):14 recorded an impairment loss of $3,810 on a property leased to Burlington.

Interest expense increased due to a full year's effect of $166,222 of limited recourse mortgage debt obtained in 2000 and $264,211 obtained in 2001. Property expense reflects increases in asset management and performance fees which are calculated based on the Average Invested Assets. The increase in depreciation expense of $8,299 is the result solely of the increase in real estate assets.

Earnings for 2000 include (nonrecurring) other income of $10,029 relating to the settlement proceeds from the Ameriserve Food Distribution Inc. bankruptcy. Of this settlement, 40% ($4,012) is allocable to the minority interest owner of the subsidiaries, an affiliate, which owns the affected properties.

Financial Condition

CPA(R):14's cash and cash equivalents at December 31, 2002 decreased by $73,588 to $74,107 as cash was used to acquire properties. CPA(R):14 intends to use its cash to meet working capital needs, acquire new properties to further diversity its portfolio and complete its commitments on build-to-suit construction. After CPA(R):14 is fully invested, CPA(R):14 will maintain cash balances which Management believes to be sufficient for meeting working capital needs.

For the year ended December 31, 2002, cash flows from continuing operations and equity investments of $61,951 were sufficient to pay dividends to shareholders of $48,581, meet scheduled principal payment installments on mortgage debt of $6,543 and distribute $3,105 to minority interests. Operating cash flow is expected to continue to increase as a result of the new leases that have been entered into since December 31, 2001. These new leases have not yet provided a full year of cash flow, and the cash flow is expected to allow CPA(R):14 to meet its objective of paying quarterly dividends at an increasing rate. CPA(R):14 invests its available cash in conservative, low-yielding money market instruments until suitable real estate investments have been selected.

CPA(R):14's investing activities for 2002 included investing $269,117 in real estate acquisitions, acquiring interests in properties through equity interests in limited partnerships and limited liability companies with affiliates, and funding construction on build-to-suit commitments. Acquisitions in 2002 include properties leased to UTI Holdings, Inc. PW Eagle, American Tire Distributors, Carrefour France, Tower Automotive, and Katun. CPA(R):14 also acquired

(dollar amounts in thousands)

land and entered into a build-to-suit commitment with Career Education Corp. and ownership interests were acquired in limited partnerships which lease properties to TruServ, and Clear Channel. In February 2003, CPA(R):14 acquired a 41% interest in properties leased to Starmark. CPA(R):14's share of annual cash flow from the properties acquired in 2002 and the Starmark properties is projected to be $14,947. In addition, in 2002 CPA(R):14 used $6,032 to acquire an interest in a mortgage trust and $1,638 to pay its Advisor its annual installment of deferred acquisition fees. CPA(R):14 sold a property for $3,634. CPA(R):14's remaining funding commitment for the Career Education build-to-suit scheduled to be completed by July 1, 2003 is $6,386. CPA(R):14 has funding commitments of $2,443 on other properties.

CPA(R):14 participated in a mortgage pool consisting solely of $172,335 of newly-issued mortgage loans collateralized by properties and lease assignments on properties owned by CPA(R):14 and three affiliates. Interests representing $148,206 of the securitized mortgage assets were offered to institutional investors and subordinated interests of $24,129 were purchased by CPA(R):14 and its affiliates. As of December 31, 2002, CPA(R):14 owned approximately $6,032, 25% of the subordinated interests. The subordinated interests are payable only after all other classes of ownership receive their stated interest and, therefore, will be affected by any defaults or nonpayments of rents by lessees at the mortgaged properties, regardless of which affiliate owns the underlying property. The cash flow of CPA(R):14, therefore, may be affected by events that occur at affiliates. To the extent that there are no defaults or nonpayments, CPA(R):14 may realize up to approximately $895 in annual cash flow from its subordinated interest. Because the subordinated interests incur any losses before the other interests, the risk of loss in cash flow and market value of the investment is greatest for this interest, and there is no assurance that there will be no adverse events that would significantly diminish cash flow from this investment. The mortgage pool allowed CPA(R):14 and its affiliates to use a non-traditional source of mortgage financing with favorable terms, including a 7.5% annual interest rate and a 25-year amortization schedule on properties such as health clubs which traditional mortgage lenders are currently financing at higher annual interest rates. CPA(R):14 and its affiliates may seek to obtain additional limited recourse mortgages through a mortgage securitization in the future, although there are no current plans for an additional securitization transaction. All of the loans from the securitization are limited recourse loans and have maturity dates between March 2010 and September 2012 at which time balloon payments are scheduled. CPA(R):14 has no mortgage balloon payments scheduled until June 2006.

In addition to paying dividends to shareholders, paying scheduled mortgage principal payments and making distributions to minority partners, CPA(R):14's financing activities for 2002 include receiving $196,596 of mortgage proceeds, paying off a mortgage loan of $3,800, using $4,050 to pay deferred financing costs and mortgage deposits and funding $2,537 into a defeasance escrow account. The defeasance escrow account was funded from proceeds of the sale. The Greenville property mortgage note payable did not allow for a prepayment. In order to meet the debt service requirements under the mortgage loan, including a balloon payment of $1,852 in January 2010, the defeasance account was funded with fixed rate instruments with maturity dates and amounts scheduled to meet the debt service requirements of the mortgage loan.

In the first quarter of 2002, CPA(R):14 received $10,766 from its minority partner and affiliate, Corporate Property Associates 15 Incorporated ("CPA(R):15"), when CPA(R):15 exercised its purchase option to increase its ownership interests in the Petsmart, Inc. and Builders Firstsource, Inc. limited partnerships to 30% and 40%, interests, respectively. CPA(R):14 owns the remaining 70% and 60% interests.

CPA(R):14 is continuing to diversify its portfolio by using its cash balances along with additional limited recourse mortgage financing to purchase properties subject to long-term net leases with corporate tenants on a single tenant basis. CPA(R):14 uses limited recourse mortgage debt because a lender on limited recourse mortgage debt has recourse only to the property (and lease assignments) collateralizing such debt and not to any of CPA(R):14's other assets, while unsecured financing would allow a lender recourse to all of CPA(R): 14's assets. The use of limited recourse debt, therefore, will allow CPA(R):14 to limit the exposure of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):14 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):14's portfolio and, therefore, reduce concentration of risk in any particular lessee, industry type and property type. The loans, most of which provide for fixed rates of interest, generally have a term of at least ten years. After CPA(R):14 fully invests the proceeds of its offerings in real estate, it will evaluate on an ongoing basis whether to obtain additional sources of funds such as lines of credit; however, no consideration is being given to such additional sources at this time. As of

(dollar amounts in thousands)

March 14, 2003, CPA(R):14 had approximately $40,998 available for additional acquisitions and completion of build-to-suit construction commitments.

Off-Balance Sheet and Aggregate Contractual Agreements

A summary of CPA(R):14's contractual obligations and commitments is as follows:

(in thousands)                        Total           2003        2004       2005       2006        2007     Thereafter
                                      -----           ----        ----       ----       ----        ----     ----------
Obligations:
  Mortgage notes payable             $666,740       $ 9,136     $ 9,847    $10,784    $11,663      $12,540    $612,770
  Deferred acquisition fees            23,170         2,373       3,204      3,204      3,204        3,204       7,981
  Subordinated disposition fees           240                                                                      240
Commitments:
  Commitments for build-to-suit
     construction                       8,829         8,829
  Share of minimum rents payable
     under office cost-sharing
     agreement                          1,462           390         390        390        292            -           -
                                     --------       -------     -------    -------    -------      -------    --------
                                     $700,441       $20,728     $13,441    $14,378    $15,159      $15,744    $620,991
                                     ========       =======     =======    =======    =======      =======    ========

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

Accounting Pronouncements

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

(dollar amounts in thousands)

useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on CPA(R):14's financial statements.

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. CPA(R):14 does not expect SFAS No. 143 to have a material effect on its financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. CPA(R):14 does not have any employees nor any stock-based compensation plans.

(dollar amounts in thousands)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require CPA(R):14 to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into or existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 is not expected to have a material effect on CPA(R):14's financial statements.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosures requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. CPA(R):14 is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and does not expect FIN 46 to have a material effect on its financial statements. CPA(R):14's maximum loss exposure is the carrying value of its equity investments.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2003

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                                           December 31,
                                                                                                           ------------
                                                                                                       2002          2001
                                                                                                       ----          ----
               ASSETS:

Real estate leased to others:
     Accounted for under the operating method
           Land                                                                                    $   181,834    $   144,955
           Buildings                                                                                   828,308        654,092
                                                                                                   -----------    -----------
                                                                                                     1,010,142        799,047
           Less, accumulated depreciation                                                               38,683         17,728
                                                                                                   -----------    -----------
                                                                                                       971,459        781,319
Net investment in direct financing leases                                                              113,428        104,321
Real estate under construction                                                                          14,723              -
Equity investments                                                                                      99,320         41,690
Cash and cash equivalents                                                                               74,107        147,695
Marketable securities                                                                                    6,258              -
Other assets, net of accumulated amortization of $1,252 and $418 in 2002 and 2001 and allowance
       for uncollected rents of $574 and $1,302 in 2002 and 2001                                        40,602         22,213
                                                                                                   -----------    -----------
                    Total assets                                                                   $ 1,319,897    $ 1,097,238
                                                                                                   ===========    ===========

              LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                                             $   666,740    $   463,864
Accrued interest                                                                                         4,043          2,426
Due to affiliates                                                                                        3,821          3,651
Accounts payable and accrued expenses                                                                    7,898          2,207
Prepaid rental income and security deposits                                                             20,642         12,810
Deferred acquisition fees payable to affiliate                                                          23,170         18,661
Dividends payable                                                                                       12,488         11,318
                                                                                                   -----------    -----------
                    Total liabilities                                                                  738,802        514,937
                                                                                                   -----------    -----------

Minority interest                                                                                       29,206         19,822
                                                                                                   -----------    -----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding,
       66,836,152 and 66,315,466 shares at December 31, 2002 and 2001                                       67             66
Additional paid-in capital                                                                             597,852        593,487
Dividends in excess of accumulated earnings                                                            (47,508)       (28,023)
Accumulated other comprehensive income                                                                   6,113           (101)
                                                                                                   -----------    -----------
                                                                                                       556,524        565,429
Less, treasury stock at cost, 520,911 and 329,976 shares at December 31, 2002 and 2001                  (4,635)        (2,950)
                                                                                                   -----------    -----------
                    Total shareholders' equity                                                         551,889        562,479
                                                                                                   -----------    -----------
                    Total liabilities, minority interest and shareholders' equity                  $ 1,319,897    $ 1,097,238
                                                                                                   ===========    ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME
                (In thousands except share and per share amounts)

                                                                                       For the years ended December 31,
                                                                                       --------------------------------
                                                                                     2002            2001            2000
                                                                                 ------------    ------------    ------------
Revenues:
       Rental income                                                             $     98,112    $     55,490    $     22,879
       Interest income from direct financing leases                                    11,798           8,899           3,777
       Interest and other income                                                        2,446           2,752          15,884
                                                                                 ------------    ------------    ------------
                                                                                      112,356          67,141          42,540
                                                                                 ------------    ------------    ------------

Expenses:
       Interest                                                                        45,249          22,081           6,638
       Depreciation                                                                    20,699          12,592           4,293
       General and administrative                                                       6,438           4,308           2,585
       Property expense                                                                14,060           9,247           3,993
       Impairment charges on real estate                                                    -           3,810           2,462
                                                                                 ------------    ------------    ------------
                                                                                       86,446          52,038          19,971
                                                                                 ------------    ------------    ------------

           Income from continuing operations before minority interest,
              income from equity investments and gain (loss)                           25,910          15,103          22,569

Minority interest in income                                                            (1,724)           (291)         (4,075)
                                                                                 ------------    ------------    ------------

           Income from continuing operations before income from equity
              investments and (loss) gain                                              24,186          14,812          18,494

Income from equity investments                                                          5,320           3,693           3,248
                                                                                 ------------    ------------    ------------

           Income from continuing operations before (loss) gain                        29,506          18,505          21,742

Loss on sale of real estate                                                                 -            (346)           (304)
Unrealized gain on warrants and foreign currency contract, net                            355              78               -
                                                                                 ------------    ------------    ------------

             Income from continuing operations                                         29,861          18,237          21,438

Discontinued operations:
Income from operation of discontinued properties                                           72             140             139
Gain on sale of real estate                                                               333               -               -
                                                                                 ------------    ------------    ------------

             Income from discontinued operations                                          405             140             139
                                                                                 ------------    ------------    ------------

             Net income                                                          $     30,266    $     18,377    $     21,577
                                                                                 ============    ============    ============

Basic and diluted earnings per share:
             Income from continuing operations                                   $        .45    $        .36    $        .60
             Discontinued operations                                                        -               -               -
                                                                                 ------------    ------------    ------------

             Net income                                                          $        .45    $        .36    $        .60
                                                                                 ============    ============    ============

Weighted average shares outstanding - basic and diluted                            66,193,674      51,422,168      35,721,141
                                                                                 ============    ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                 CONSOLIDATED STATEMENT of SHAREHOLDER'S EQUITY
                       (In thousands except share amounts)
              For the years ended December 31, 2000, 2001, and 2002

                                                                                                       Dividends in
                                                                                                         Excess of
                                                    Common          Additional        Comprehensive    Accumulated
                                                     Stock        Paid-in Capital         Income         Earnings
                                                   ---------      ---------------     -------------    ------------
Balance at December 31, 1999                       $   29         $      265,487                       $     (6,896)

13,620,950 shares issued $.001 par, at $10 per
    share, net of offering costs                       14                120,854

Dividends declared                                                                                          (23,866)

Purchase of treasury stock, 66,848 shares

Net income                                                                                                   21,577
                                                   ---------      --------------                       ------------

Balance at December 31, 2000                           43                386,341                             (9,185)

23,233,922 shares issued $.001 par, at $10 per
    share, net of offering costs                       23                207,146

Dividends declared                                                                                          (37,215)

Purchase of treasury stock, 183,289  shares

Comprehensive income:
    Net income                                                                        $      18,377          18,377
Other comprehensive income:
  Foreign currency translation                                                                 (101)
  adjustment                                                                          -------------
                                                                                      $      18,276
                                                   ---------      --------------      =============    ------------
Balance at December 31, 2001                           66                593,487                            (28,023)

520,686 shares issued $.001 par, at $10 per
    share, net of offering costs                        1                  4,365

Dividends declared                                                                                          (49,751)

Purchase of treasury stock, 190,935 shares

Comprehensive income:
    Net income                                                                               30,266          30,266
                                                                                      -------------
Other comprehensive income:
  Unrealized appreciation on marketable
  securities                                                                                    257
  Foreign currency translation adjustment                                                     5,957
                                                                                      -------------
                                                                                              6,214
                                                                                      -------------
                                                                                      $      36,480
                                                   ---------      --------------      =============    ------------
Balance at December 31, 2002                       $   67         $      597,852                       $    (47,508)
                                                   =========      ==============                       ============


                                                  Accumulated Other
                                                    Comprehensive           Treasury
                                                      Income                 Stock             Total
                                                  -----------------       ------------      -----------
Balance at December 31, 1999                                              $       (742)     $   257,878

13,620,950 shares issued $.001 par, at $10 per
    share, net of offering costs                                                                120,868

Dividends declared                                                                              (23,866)

Purchase of treasury stock, 66,848 shares                                         (596)            (596)

Net income                                                                                       21,577
                                                                          ------------      -----------

Balance at December 31, 2000                                                    (1,338)         375,861

23,233,922 shares issued $.001 par, at $10 per
    share, net of offering costs                                                                207,169

Dividends declared                                                                              (37,215)

Purchase of treasury stock, 183,289  shares                                     (1,612)          (1,612)

Comprehensive income:

    Net income                                                                                   18,377
Other comprehensive income:
  Foreign currency translation
  adjustment                                      $            (101)                               (101)

                                                  -----------------       ------------      -----------
Balance at December 31, 2001                                   (101)            (2,950)         562,479

520,686 shares issued $.001 par, at $10 per
    share, net of offering costs                                                                  4,366

Dividends declared                                                                              (49,751)

Purchase of treasury stock, 190,935 shares                                      (1,685)          (1,685)

Comprehensive income:

    Net income                                                                                   30,266
Other comprehensive income:
  Unrealized appreciation on marketable
  securities
  Foreign currency translation adjustment

                                                              6,214                               6,214

                                                  -----------------       ------------      -----------
Balance at December 31, 2002                      $           6,113       $     (4,635)     $   551,889
                                                  =================       ============      ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                 (In thousands)

                                                                                            For the year ended December 31,
                                                                                            -------------------------------
                                                                                            2002         2001         2000
                                                                                          ---------    ---------    ---------
Cash flows from operating activities:
     Net income                                                                           $  30,266    $  18,377    $  21,577
     Adjustments to reconcile net income to net cash provided by continuing operations:
           Income from discontinued operations, including gain on sale of real estate          (405)        (140)        (139)
           Depreciation and amortization of financing costs                                  21,548       12,951        4,357
           Straight-line rent adjustments                                                    (4,201)      (3,192)        (307)
           Income from equity investments in excess of distributions received                   (30)         (58)        (191)
           Minority interest in income                                                        1,724          291        4,075
           Loss on sale of real estate                                                            -          346          304
           Issuance of shares in satisfaction of current and accrued performance fees         5,092        5,012            -
           Provision for uncollected rent                                                       275        1,100          202
           Impairment charge on real estate                                                       -        3,810        2,462
           Funds released from (deposited in) escrow                                              -        6,144       (8,950)
           Increase in prepaid rents and security deposits                                    2,545        8,435        3,042
           Unrealized net gain on warrants and foreign currency, net                           (355)         (78)           -
           Change in other operating assets and liabilities, net (a)                          4,036          133        2,115
                                                                                          ---------    ---------    ---------
           Net cash provided by continuing operations                                        60,495       53,131       28,547
           Net cash provided by discontinued operations                                          74          144          142
                                                                                          ---------    ---------    ---------
                Net cash provided by operating activities                                    60,569       53,275       28,689
                                                                                          ---------    ---------    ---------

Cash flows from investing activities:
     Equity distributions received in excess of equity income                                 1,456        1,738        1,198
     Purchases of real estate and equity investments and other
           capitalized costs, net (b)                                                      (269,117)    (372,835)    (344,297)
     VAT taxes recoverable on purchase of real estate                                         1,448            -            -
     Purchase of securities                                                                  (8,396)           -            -
     Proceeds from sale of securities                                                         2,364            -            -
     Funds deposited in construction escrow                                                       -       (8,000)           -
     Funds released from escrow for construction                                                  -        8,000            -
     Proceeds from sale of real estate                                                        3,634        2,903        1,104
     Payment of deferred acquisition fees                                                    (1,638)        (722)        (269)
     Funds released from escrow                                                                   -            -       10,489
     Capital distributions received from equity investments                                       -       22,664            -
                                                                                          ---------    ---------    ---------
                Net cash used in investing activities                                      (270,249)    (346,252)    (331,775)
                                                                                          ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from stock issuance, net of costs                                              (1,725)     203,155      120,868
     Prepayment of mortgage principal                                                        (3,800)     (15,529)           -
     Proceeds from mortgages                                                                196,596      262,136      142,724
     Contributions received from minority partner, net of capital distributions              10,766        1,212        9,163
     Payments of mortgage principal                                                          (6,543)      (2,557)        (628)
     Funding of defeasance escrow account                                                    (2,537)           -            -
     Deferred financing costs and mortgage deposits                                          (4,050)      (6,546)      (2,044)
     Dividends paid                                                                         (48,581)     (32,811)     (21,466)
     Purchase of treasury stock                                                              (1,685)      (1,612)        (596)
     Distributions paid to minority interest partner                                         (3,105)      (2,323)        (808)
                                                                                          ---------    ---------    ---------
                Net cash provided by financing activities                                   135,336      405,125      247,213
                                                                                          ---------    ---------    ---------

                                  - Continued -

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                                       ---------    ---------   ---------
                Effect of exchange rates on cash                             756            -           -
                                                                       ---------    ---------   ---------
                Net (decrease) increase in cash and cash equivalents     (73,588)     112,148     (55,873)

Cash and cash equivalents, beginning of year                             147,695       35,547      91,420
                                                                       ---------    ---------   ---------

Cash and cash equivalents, end of year                                 $  74,107    $ 147,695   $  35,547
                                                                       =========    =========   =========

         Noncash operating, investing and financing activities:

         In connection with the acquisition of properties during the year ended December 31, 2001, the Company assumed mortgage payable obligations of $2,076.

         During 2002, a security deposit of $5,287,500 was assigned to a lender.

         (a) Excludes changes in accounts payable and accrued expenses and accounts payable to affiliates balances that relate to the raising of capital (financing activities) rather than the Company's real estate operations.

         (b) Included in the cost basis of real estate investments acquired in 2002, 2001, and 2000 are deferred acquisition fees payable of $6,146, $6,554 and $7,193, respectively.

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

         Real Estate Leased to Others:

                  Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. For the years ended December 31, 2002, lessees were responsible for the direct payment of real estate taxes of approximately $11,448. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred, significant renovations which increase the useful life of the properties are capitalized.

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

                           Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 6). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                  When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. Residual values of direct financing leases are reviewed at least annually. If a decline in the estimated residual value is other than temporary, the accounting for the direct financing lease will be revised using the changed estimate. The resulting reduction in the net investment in the direct financing lease is recognized as a loss in the period in which the estimate is changed.

                  Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage rent) are recognized as reported by lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

         Equity Investments:

                  The Company's interests in entities in which its ownership interests are 50% or less, and has the ability to exercise significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Cash Equivalents:

                  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2002 and 2001 were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

         Foreign Currency Translation:

                  The Company consolidates its real estate investments in the Netherlands, Finland, France and the United Kingdom. The functional currencies for these investments are the Euro and British pound. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity.

         Marketable Securities:

                  Marketable securities are classified as available for sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income (loss) until realized. Such marketable securities had a cost basis of $6,001 and reflected a fair value of $6,258 at December 31, 2002. The Company held no marketable securities at December 31, 2001.

         Other Assets:

                  Included in other assets are deferred rental income and deferred charges. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage financing, and structuring leases. Such financing and lease costs are amortized over the terms of the mortgages and leases and included in interest expense and property expense, respectively.

         Derivative Instruments:

                  Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments. Stock warrants granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments if such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. As of December 31, 2002, the Company recognized an unrealized gain of $385 on warrants issued to the Company by PW Eagle, Inc., American Tire Distributors, Inc. and Consolidated Theaters Holding, G.P.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                  A lease for a property located in the Netherlands provides the Company with an option to receive a portion of rental payments in Euros or U.S. dollars. Pursuant to the adoption of SFAS No. 133, the option is a derivative instrument and changes in the fair value of the option are recognized in earnings as gains or losses. As of December 31, 2002, the Company recognized a cumulative unrealized foreign currency gain of $48.

         Costs of Raising Capital:

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

         Federal Income Taxes:

                  The Company is qualified as a real estate investment trust ("REIT") as of December 31, 2002 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions.

         Operating Segments

                  Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the standards' definition, the Company has reported its real estate operations both domestically and internationally (see Note 12).

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

         An initial offering of the Company's shares which commenced on November 10, 1997 concluded on November 10, 1999 at which time the Company had issued an aggregate of 29,440,594 shares ($294,406). On November 17, 1999, the Company commenced an offering for a maximum of 40,000,000 shares of common stock. The shares were offered

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         to the public on a "best efforts" basis at a price of $10 per share. The second offering concluded on November 15, 2001, by which time 36,353,686 shares ($363,537) were issued.

3. Transactions with Related Parties:

         In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative rate of cash flow from operations of 7%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $5,514, $3,592, and $1,599 in 2002, 2001, and 2000 respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $2,234, $1,372, and $945 in 2002, 2001, and 2000, respectively.

         Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees are deferred and payable in equal installments over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions and refinancings that were completed in 2002, 2001, and 2000, current fees were $8,489, $8,193 and $8,873, respectively and deferred fees were $6,773, $6,554 and $7,193, respectively.

         The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. Only if the Independent Directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the Advisor and Independent Directors, is made at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the Advisor to reimburse the Company.

         The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The Advisor's interest in such disposition fees amounts to $240 as of December 31, 2002. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.

         The Company owns interests in entities which range from 33.33% to 70% and a jointly-controlled 50% tenancy-in-common interest in property subject to a net lease with remaining interests held by affiliates. Controlling interests in jointly-owned entities are consolidated and non-controlled interests in which the Company has a significant influence are accounted for under the equity method of accounting.

         The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 2002, 2001, 2000 were $376, $237 and $77, respectively. The Company's current share of future minimum lease payments is $1,462 through 2006.

4.       Mortgage Financing Through Securitization:

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

         The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of December 31, 2002, the fair value of the Company's CPA(R) Interests was $6,258, reflecting an unrealized gain of $257 and net amortization of $31. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

         The Company obtained new mortgage financing, collateralized by real estate with a carrying value of $60,939, as follows:

Lease Obligor                         Loan Amount   Annual Debt Service   Maturity Date
-----------------------------------   -----------   -------------------   -------------
Stellex Technologies, Inc.              $13,204           $ 1,171         March 2012
Meridian Automotive Systems, Inc.         7,316               649         June 2012
Barjan Products LLC                       7,151               600         November 2010
International Garden Products, Inc.       6,660               559         September 2012
Fitness Holdings, Inc.                    3,294               292         November 2011
Newpark Resources, Inc.                   2,530               224         April 2012
Production Resource Group LLC             2,177               193         March 2010
                                        -------           -------
                                        $42,332           $ 3,688
                                        =======           =======

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         The key variable in determining the fair value of the CPA(R) Interests is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the CPA(R) Interests based on adverse changes in the market interest rates of 1% and 2% as of December 31, 2002 is as follows:

                                                Actual     1% Adverse Change    2% Adverse Change
                                               --------    -----------------    -----------------
Interest rate                                       7.5%           8.5%                 9.5%
Fair value of CPA(R)Interests                  $  6,258       $  5,949             $  5,662

         The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

5. Real Estate Leased to Others Accounted for Under the Operating Method:

         Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases amount to $99,533 in 2003, $99,790 in 2004, $98,535 in 2005, $98,165 in 2006, and $98,494 in 2007 and
         aggregate approximately $1,586,000 through 2022.

         Contingent rentals (including CPI-based increases) were approximately $532 in 2002, $249 in 2001 and $24 in 2000.

6. Net Investment in Direct Financing Leases:

         Net investment in direct financing leases is summarized as follows:

                                                  December 31,
                                                  ------------
                                               2002         2001
                                             --------     --------
Minimum lease payments receivable            $253,369     $245,397
Unguaranteed residual value                   112,667      103,937
                                             --------     --------
                                              366,036      349,334
Less: unearned income                         252,608      245,013
                                             --------     --------
                                             $113,428     $104,321
                                             ========     ========

         Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases are approximately $12,284 in 2003 $12,365 in 2004, $12,429 in 2005 and $12,520 in 2006 and $12,608
         in 2007 and aggregate approximately $253,369 through 2031.

         Contingent rents (including CPI-based increases) were approximately $63 in 2002 and $36 in 2001. No contingent rents were realized in 2000.

7. Mortgage Notes Payable:

         Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of $1,019,908. As of December 31, 2002, mortgage notes payable had fixed interest rates ranging from 6.09% to 8.85% and variable interest rates ranging from 3.38% to 8.54% and maturity dates ranging from 2008 to 2026.

         Scheduled principal payments during each of the five years following December 31, 2002 are as follows:

Year Ending December 31,     Total Debt   Fixed Rate Debt     Variable Rate Debt
------------------------     ----------   ---------------     ------------------
2003                         $    9,136   $         8,786     $              350
2004                              9,847             9,474                    373
2005                             10,784            10,394                    390
2006                             11,663            11,262                    401
2007                             12,540            12,126                    414
Thereafter                      612,770           593,751                 19,019
                             ----------   ---------------     ------------------
Total                        $  666,740   $       645,793     $           20,947
                             ==========   ===============     ==================

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         Interest paid, excluding capitalized interest, was $42,813, $20,271, and $6,246 in 2002, 2001, and 2000 respectively. Capitalized interest payments were $808 in 2002, $1,986 in 2001, and $1,910 in 2000.

8. Dividends:

         Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Since the inception of the Company, dividends per share reported for tax purposes were as follows:

                               2002         2001       2000
                               -----        -----      -----
Capital gain dividend          $ .01            -          -
Ordinary income                  .36        $ .44      $ .66
Return of capital                .38          .27          -
                               -----        -----      -----
                               $ .75        $ .71      $ .66
                               =====        =====      =====

         A dividend of $.18820 per share for the quarter ended December 31, 2002 ($12,488) was declared in December 2002 and paid in January 2003.

9. Lease Revenues:

         The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. For the years ended December 31, 2002, 2001, and 2000 the financial reporting sources are as follows:

                                                                      2002           2001           2000
                                                                    ---------      ---------      ---------
Per Statements of Income:
    Rental income from operating leases                             $  98,112      $  55,490      $  22,879
    Interest income from direct financing leases                       11,798          8,899          3,777
    Share of lease revenues applicable to minority interest            (7,629)        (4,579)        (1,591)
    Share of leasing revenues from equity investments                  13,279         11,769         10,069
                                                                    ---------      ---------      ---------
                                                                    $ 115,560      $  71,579      $  35,134
                                                                    =========      =========      =========

         In 2002, 2001 and 2000, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligations:

                                                   2002         %         2001         %         2000        %
                                                 --------    -------    --------    -------    --------    ------
Carrefour France, SAS                            $  6,671       6              -        -             -       -
Petsmart, Inc. (a)                                  6,228       5       $    635        1             -       -
Nortel Networks Limited                             6,001       5            157        -             -       -
Atrium Companies, Inc.                              4,451       4          2,810        4      $  2,131       6
Advance PCS, Inc.                                   4,300       4          4,300        6         1,075       3
Federal Express Corporation (a)                     3,915       3          3,872        5           270       1
Galyan's Trading Company                            3,811       3          3,811        5         1,667       5
Advanced Micro Devices, Inc. (b)                    3,259       3          3,049        4         3,049       9
Collins & Aikman Corporation                        3,249       3            836        1             -       -
Metaldyne Company LLC                               3,142       3          2,071        3            84       -
Applied Materials, Inc. (b)                         3,099       3          3,072        4         2,898       8
Tower Automotive, Inc.                              2,813       2              -        -             -       -
APW North America Inc.                              2,761       2          2,650        4         1,543       4
Perkin Elmer, Inc.                                  2,494       2             26        -             -       -
Amerix Corporation                                  2,458       2          2,393        3         2,197       6
Celestica Corporation                               2,420       2          1,614        2             -       -
Institutional Jobbers Company                       2,271       2          2,271        3           501       1
Gerber Scientific, Inc.                             2,134       2            894        1             -       -
Buffets, Inc.                                       2,133       2          2,131        3           588       2
CheckFree Holdings, Inc. (b)                        2,108       2          2,088        3         1,681       5
Ameriserve Food Distribution,                       2,090       2          2,075        3         2,118       6

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

 Inc./McLane Company, Inc. (a)
Stellex Technologies, Inc.                                       1,967           2       1,883           3       1,563           4
Special Devices, Inc. (b)                                        1,962           2       1,119           2           -           -
Best Buy Co., Inc.                                               1,959           2       1,989           3       1,989           6
Builders FirstSource, Inc. (a)                                   1,944           2       1,052           1         878           2
Gibson Guitar Corp. (c)                                          1,892           2       1,493           2           -           -
Nexpak Corporation                                               1,871           2       1,262           2           -           -
Waddington North America, Inc.                                   1,811           2       1,202           2           -           -
Katun Corporation                                                1,746           2           -           -           -           -
Other (a) (b) (c)                                               28,600          22      20,824          30      10,902          32
                                                              --------    --------    --------    --------    --------    --------
                                                              $115,560         100%   $ 71,579         100%   $ 35,134         100%
                                                              ========    ========    ========    ========    ========    ========

     (a)  Net of minority interest of an affiliate.

     (b) Represents the Company's proportionate share of lease revenues from its equity investments.

     (c)  Net of unaffiliated third party's minority interest.

10. Acquisitions of Real Estate and Financing:

         The Company acquired the following properties, described below, prior to September 30, 2002:

                                                                                     Original
                                                                                     Mortgage     Annual
                 Lease Obligor:                             Cost     Annual Rent    Financing  Debt Service         Date Acquired
                 -------------                            --------   -----------    ---------  ------------       -----------------

UTI Holdings, Inc./NASCAR Technical Institute             $ 11,011     $ 1,260             -          -           February 11, 2002
PW Eagle, Inc.                                              14,712       1,651       $ 8,200      $  696          February 28, 2002
American Tire Distributors, Inc. (formerly Heafner Tire
    Group, Inc.)                                            14,974       1,645         8,750         780           March 26, 2002
Carrefour France, SAS                                       91,065       8,690        69,070       5,914(a)         March 26 and
                                                                                                                    July 1, 2002
Tower Automotive, Inc.                                      34,711       3,895        19,878       1,752           April 10, 2002
Career Education Corp. (c)                                  19,372       1,952             -           -            May 22, 2002
Katun Corporation                                           35,524       3,635        24,486       1,992(b)         July 5, 2002

     (a)  Variable rate obligation

     (b)  Includes a loan which is a variable rate obligation

     (c) Build-to-suit commitment, lease scheduled to commence in 2003. On October 9, 2002, the Company entered into a construction loan agreement which will provide up to $12,500 of financing.

         No properties were acquired during the fourth quarter of 2002 except as described in Note 11.

11. Equity Investments:

         The Company owns interests in properties leased to corporations through equity interests in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and as tenants-in-common subject to common control. The ownership interests range from 33.33% to 50%. Contributions, distributions and allocations of income or loss from the equity investees are based on ownership percentages and no fees are paid by the Company or the partnerships to any of the general partners of the limited partnerships. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., Special Devices, Inc., Etec Systems, Inc. and Checkfree Holdings, Inc. As described below, the Company along with two affiliates, CPA(R):12 and Corporate Property Associates 15 Incorporated ("CPA(R):15") formed three limited partnerships, and, on December 26, 2002, entered into net leases with TruServ Corporation ("TruServ"). On December 12, 2002, the Company and CPA(R):15 formed a limited partnership with 40% and 60% interests, respectively, and assumed an existing net lease with Clear Channel Communications, Inc. ("Clear Channel"). The TruServ and Clear Channel purchases are described below.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         Summarized combined financial information of the Company's equity investees is as follows:

                                                                                 December 31,
                                                                                 ------------
                                                                             2002            2001
                                                                           --------        --------
Assets (primarily real estate)                                             $591,167        $306,233
Liabilities (primarily limited recourse mortgage notes payable)             329,330         200,810
Members' equity                                                             261,837         105,423

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                           2002            2001            2000
                                                                         --------        --------        --------
Revenues (primarily rental revenues)                                     $ 34,521        $ 31,060        $ 27,504
Expenses (primarily interest on mortgage and depreciation)                 20,352          19,539          18,294
                                                                         --------        --------        --------
Net income                                                               $ 14,169        $ 11,521        $  9,210
                                                                         ========        ========        ========

         On December 26, 2002, the Company, CPA(R):12 and CPA(R):15 formed three newly-formed limited partnerships with ownership interests of 35%, 15% and 50% respectively, which purchased land and seven buildings located in Kingman, Arizona; Woodland, California; Jonesboro, Georgia; Kansas City, Missouri; Springfield, Oregon; Fogelsville, Pennsylvania and Corsicana, Texas for $131,678, and entered into three master net leases with TruServ. The leases have initial terms of 20 years followed by one renewal term of nine years and 11 months and a second renewal term of 10 years. The leases provide for aggregate initial rent of $12,007, with stated annual increases.

         In connection with the purchase of the properties, the limited partnerships obtained limited recourse mortgage loans totaling $76,655 (of which $27,550 was obtained in January 2003), collateralized by deeds of trust on the properties, and lease assignments. The loans provide for aggregate monthly payments of interest and principal of $451, at an annual interest rate of 5.83% based on 30-year amortization schedules. The loans mature in January and February 2013 at which time balloon payments are scheduled.

         On December 12, 2002, the Company and CPA(R):15 formed a limited partnership with 40% and 60% interests, respectively, which purchased a property in New York, New York for $152,042 and assumed an existing net lease with SFX Entertainment, Inc. The lease obligations are unconditionally guaranteed by the lessees' parent company, Clear Channel. The lease has a remaining term through September 2020 with two ten-year renewal options. The lease provides for an initial annual rent of $10,914 with stated rent increases every five years.

         In connection with the purchase of the properties, the limited partnership obtained limited recourse mortgage financing of $85,000 collateralized by a mortgage and security agreement. The loan provides for monthly payments of interest and principal of $481 at an annual interest rate of 5.52% based on a 30-year amortization schedule. The loan matures in December 2012 at which time a balloon payment is scheduled.

12. Segment Information:

         The Company has determined that it operates in one business segment, real estate operations with domestic and foreign investments. The Company acquired its first foreign real estate investment in January 2001.

         For 2002, geographic information for the real estate operations segment is as follows:

                                             Domestic          Foreign         Total Company
                                            ----------        ---------        -------------
Revenues                                    $  101,202        $  11,154         $   112,356
Expenses                                        76,348           10,098              86,446
Income from equity investments                   5,320                -               5,320
Net operating income(1)                         28,451            1,055              29,506
Total assets                                 1,151,723          168,174           1,319,897
Total long-lived assets                      1,043,682          155,248           1,198,930

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         For 2001, geographic information for the real estate operations segment is as follows:

                                           Domestic     Foreign     Total Company
                                          ----------   ---------    -------------
Revenues                                  $   65,845    $ 1,296      $   67,141
Expenses                                      51,032      1,006          52,038
Income from equity investments                 3,693          -           3,693
Net operating income(1)                       17,947        290          18,237
Total assets                               1,058,123     39,115       1,097,238
Total long-lived assets                      889,238     38,092         927,330

     The Company had no foreign operations in 2000.

     (1)  Income from continuing operations before (loss) gain.

13. Gain and Loss on Sale and Impairment Charges:

         2002

         In June 2002, the Company sold a property in Greenville, Texas leased to Atrium Companies, Inc. ("Atrium") for $3,634 and recognized a gain on sale of $333. The results of operations of the Greenville property and the related gain on sale have been included in income from discontinued operations in the accompanying consolidated financial statements (see Note 14). Atrium continues to lease five properties from the Company.

         2001

         The Company purchased a property in Daleville, Indiana in June 1998 and entered into a net lease with Burlington Motor Carriers, Inc. ("Burlington"). Subsequent to Burlington's petition of bankruptcy, the lease was terminated. The Company recorded an impairment charge of $3,810 on the Burlington property in 2001.

         2000

         During 2000, the Company sold excess land at two properties for $1,104 and recognized a loss on sale of $304.

         The Company purchased a property in St. Louis, Missouri in November 1998 and entered into a net lease with the Benjamin Ansehl Company ("Benjamin Ansehl"). During 2000, Benjamin Ansehl filed a petition of bankruptcy, and subsequently vacated the property. Due to the expected termination of the lease, the Company incurred an impairment charge of $2,462 in 2000. In August 2001, the Company sold the property for $2,903 and recognized a loss on sale of $346.

14. Discontinued Operations:

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain or loss on sales of real estate for properties sold or held for sale are to be reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). Properties held for sale as of December 31, 2001 are not included in discontinued operations.

         As of December 31, 2002, the operations from a property in Greenville, Texas, which was sold in June 2002 are included as "Discontinued Operations." A summary of Discontinued Operations for the years ended December 31, 2002, 2001 and 2000 is as follows:

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                                                                   Year Ended December 31,
                                                                                  -------------------------
                                                                                   2002     2001     2000
                                                                                  ------   ------   ------
Revenues (primarily rental revenues)                                              $  150    $ 317    $ 317
Expenses (primarily interest on mortgages, depreciation and property expenses)       (78)    (177)    (178)
Gain on sale of real estate                                                          333        -        -
                                                                                  ------    -----    -----
      Income from discontinued operations                                         $ 405     $ 140    $ 139
                                                                                  ======    =====    =====

15. Disclosures About Fair Value of Financial Instruments:

         The Company estimates that the fair value of mortgage and notes payable at December 31, 2002 and 2001 was approximately $681,711 and $461,953, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk.

16. Selected Quarterly Financial Data (unaudited):

                                                                                Three Months Ended
                                                                                ------------------
                                                  March 31, 2002         June 30, 2002        September 30, 2002  December 31, 2002
                                                  ---------------       ---------------       ------------------  -----------------
Revenues                                              $24,931               $27,815                $ 29,500            $30,110
Expenses                                               18,888                20,195                  22,556             24,807
Income from continuing operations(1)                    7,311                 8,468                   7,784              6,298
Income from continuing operations per share -
     Basic and diluted                                    .11                   .13                     .12                .09
Net income(1)                                           7,347                 8,837                   7,784              6,298
Net income per share -
     Basic and diluted                                    .11                   .13                     .12                .09
Dividends declared per share                            .1875                 .1877                   .1879             .18820

     (1) Includes unrealized and realized gains (losses) of $239, $29, $(133) and $220 for the three-month periods ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, respectively.

                                                                               Three Months Ended
                                                                               ------------------
                                                  March 31, 2001       June 30, 2001    September 30, 2001     December 31, 2001
                                                  --------------       -------------    ------------------     -----------------
Revenues                                             $ 13,568            $ 15,622            $ 17,815              $  20,136
Expenses (1)                                            9,046              11,198              12,892                 18,903
Income from continuing operations (2)                   5,423               5,428               5,656                  1,731
Income from continuing operations per share -
     Basic and diluted                                    .13                 .11                 .10                    .02
Net income (2)                                          5,460               5,462               5,690                  1,765
Net income per share -
     Basic and diluted                                    .13                 .11                 .10                    .02
Dividends declared per share                          .175005             .178751             .182500                .186245

     (1) Includes impairment charges on real estate of $3,810 for the three-month period ended December 31, 2001.

     (2) Includes unrealized and realized losses of $75 and $193 for the three month periods ended September 30, 2001 and December 31, 2001, respectively.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

17. Accounting Pronouncements:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

         SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 did not have a material effect on the Company's financial statements.

         In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on the financial statements.

         In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented.

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

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS No. 146 to have a material effect on its Company's financial statements.

         In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         scope of SFAS No. 144. The Company does not expect SFAS No. 147 to have a material effect on its financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into or existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 is not expected to have a material effect on the Company's financial statements.

         On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosures requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. The Company is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and believes the adoption will not have a material effect on the Company's financial statements. The Company's maximum loss exposure is the carrying value of its equity investments.

18. Subsequent Events:

         On February 7, 2003, the Company, CPA(R):12 and CPA(R):15, through a newly-formed limited liability company with ownership interests of 41%, 15% and 44%, respectively, purchased land and 15 health club facilities for $178,010 and entered into a master net lease with Starmark Camhood, L.L.C. ("Starmark"). The lease obligations of Starmark are jointly unconditionally guaranteed by seven of its affiliates.

         The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021. $167 of annual rent will not be included in the determination of the future rent increases.

         In connection with the purchase, the limited liability company obtained first mortage limited recourse financing of $88,300 and a mezzanine loan of $20,000. The first mortgage provides for monthly payments of interest and principal of $564 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is scheduled. The mezzanine loan provides for monthly payments of interest and principal of $277 at an annual interest rate of 11.15% and will fully amortize over its ten-year term.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         The limited liability company was granted 5,276 warrants for Class C Unit interests in Starmark and represent a 5% interest in the Company. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2002, there were 21,160 holders of record of the Shares of the Company.

The Company is required to distribute annually at least 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. Quarterly dividends paid by the Company since December 31, 1999 are as follows:

                                  Cash Dividends Paid Per Share
                               -----------------------------------
                               2002            2001           2000
                               ----            ----           ----
First quarter                $.186245        $.171249       $.163116
Second quarter                .187500         .175005        .163800
Third quarter                 .187700         .178751        .165001
Fourth quarter                .187900         .182500        .167495
                             --------        --------       --------
                             $.749345        $.707505       $.659412
                             ========        ========       ========

REPORT ON FORM 10-K

         The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.