Form 10-Q
period 2003-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2003-05-14
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 000-25771

                            -------------------------

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MARYLAND                                       13-3951476
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

         50 ROCKEFELLER PLAZA                             10020
       NEW YORK, NEW YORK 10020                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

                            -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

                            -------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[X] No[ ].

     CPA(R):14 has no active market for common stock at May 12, 2003.

     CPA(R):14 has 66,366,520 shares of common stock, $.001 par value outstanding at May 12, 2003.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I

Item 1. -      Financial Information*

               Condensed Consolidated Balance Sheets, March 31, 2003 and December 31, 2002                2

               Condensed Consolidated Statements of Income for the three months ended March
               31, 2003 and 2002                                                                          3

               Condensed Consolidated Statements of Comprehensive Income for the three months
               ended March 31, 2003 and 2002                                                              4

               Condensed Consolidated Statements of Cash Flows for the three months ended
               March 31, 2003 and 2002                                                                    5

               Notes to Condensed Consolidated Financial Statements                                    6-10

Item 2. -      Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                             11-16

Item 3. -      Quantitative and Qualitative Disclosures About Market Risk                                17

Item 4. -      Controls and Procedures                                                                   17

PART II -      Other Information

Item 2(d). -   Use of Proceeds of Registered Offering                                                    18

Item 4. -      Submission of Matters to a Vote of Security Holders                                       18

Item 6. -      Exhibits and Reports on Form 8-K                                                          18

Signatures                                                                                               19

Certifications                                                                                        20-21

* The summarized condensed financial statements contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                March 31, 2003     December 31, 2002
                                                                                --------------     -----------------
                                                                                  (Unaudited)            (Note)
                                                                                  -----------            ------
                             ASSETS:

Land and buildings, net of accumulated depreciation of $44,360 at
   March 31, 2003 and $38,683 at December 31, 2002                                $  970,830           $  971,459
Net investment in direct financing leases                                            113,370              113,428
Real estate under construction                                                        18,838               14,723
Equity investments                                                                   117,042               99,320
Cash and cash equivalents                                                             54,425               74,107
Marketable securities                                                                  6,495                6,258
Other assets                                                                          42,209               40,602
                                                                                  ----------           ----------
            Total assets                                                          $1,323,209           $1,319,897
                                                                                  ==========           ==========

      LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                            $  670,920           $  666,740
Accrued interest                                                                       4,352                4,043
Due to affiliates                                                                      3,680                3,821
Accounts payable and accrued expenses                                                  8,164                7,898
Prepaid rental income and security deposits                                           19,940               20,642
Deferred acquisition fees payable to affiliate                                        22,257               23,170
Dividends payable                                                                     12,524               12,488
                                                                                  ----------           ----------
            Total liabilities                                                        741,837              738,802
                                                                                  ----------           ----------

Minority interest                                                                     28,925               29,206
                                                                                  ----------           ----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding, 66,992,161 shares at March 31, 2003 and
   66,836,152 shares at December 31, 2002                                                 67                   67
Additional paid-in capital                                                           599,412              597,852
Dividends in excess of accumulated earnings                                          (49,428)             (47,508)
Accumulated other comprehensive income                                                 7,431                6,113
                                                                                  ----------           ----------
                                                                                     557,482              556,524
Less, treasury stock at cost, 566,270 shares at March 31, 2003 and
   520,911 shares at December 31, 2002                                                (5,035)              (4,635)
                                                                                  ----------           ----------
            Total shareholders' equity                                               552,447              551,889
                                                                                  ----------            ----------
            Total liabilities, minority interest and shareholders'
                equity                                                            $1,323,209           $1,319,897
                                                                                  ==========           ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)
               (in thousands, except share and per share amounts)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2003            2002
                                                                  ------------    ------------
Revenues:
   Rental income                                                  $     26,559    $     21,369
   Interest income from direct financing leases                          3,229           2,840
   Interest and other income                                             3,076             723
                                                                  ------------    ------------
                                                                        32,864          24,932
                                                                  ------------    ------------

Expenses:
   Interest                                                             12,787          10,193
   Depreciation                                                          5,596           4,569
   General and administrative                                            2,161           1,228
   Property expenses                                                     4,592           2,898
                                                                  ------------    ------------
                                                                        25,136          18,888
                                                                  ------------    ------------

       Income from continuing operations before
         minority interest, equity investments and
         unrealized gain                                                 7,728           6,044

   Minority interest in income                                            (472)           (259)

   Income from equity investments                                        3,138           1,288
                                                                  ------------    ------------

       Income from continuing operations
          before unrealized gain                                        10,394           7,073

   Unrealized gain on warrants and foreign currency
      contract, net                                                        210             239
                                                                  ------------    ------------

       Income from continuing operations                                10,604           7,312

Discontinued operations:
   Income from operations of discontinued properties                         -              35
                                                                  ------------    ------------

       Net income                                                 $     10,604    $      7,347
                                                                  ============    ============

Basic and diluted earnings per common share:
   Income from continuing operations                              $        .16    $        .11
   Discontinued operations                                                   -               -
                                                                  ------------    ------------
       Net income                                                 $        .16    $        .11
                                                                  ============    ============

Weighted average shares outstanding - basic and
   diluted                                                          66,351,057      66,028,391
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                              Three Months Ended
                                                              ------------------
                                                                   March 31,
                                                                   ---------
                                                                2003      2002
                                                              -------   -------
Net income                                                    $10,604   $ 7,347
                                                              -------   -------

Other comprehensive income (loss):
   Change in foreign currency translation
    adjustment                                                  1,055      (401)
   Unrealized appreciation of marketable securities               263         -
                                                              -------   -------
   Other comprehensive income (loss)                            1,318      (401)
                                                              -------   -------

   Comprehensive income                                       $11,922   $ 6,946
                                                              =======   =======

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                                  2003         2002
                                                                                                  ----         ----
Cash flows from operating activities:
   Net income                                                                                  $  10,604    $   7,347
   Adjustments to reconcile net income to net cash provided
     by continuing operating activities:
     Income from discontinued operations                                                               -          (35)
     Depreciation and amortization                                                                 5,885        4,736
     Straight-line rent adjustments                                                               (1,012)      (1,054)
     Income from equity investments in excess of distributions received                             (494)         (40)
     Issuance of shares in satisfaction of current and accrued performance fees                    1,461        1,039
     Minority interest in income                                                                     472          259
     Unrealized gain on warrants and foreign currency contract, net                                 (210)        (239)
     (Decrease) increase in prepaid rents and security deposits                                     (702)       2,717
     Change in other operating assets and liabilities, net                                          (470)        (626)
                                                                                               ---------    ---------
     Net cash provided by continuing operations                                                   15,534       14,104
     Net cash provided by discontinued operations                                                      -           35
                                                                                               ---------    ---------
         Net cash provided by operating activities                                                15,534       14,139
                                                                                               ---------    ---------

Cash flows from investing activities:
   Distributions from equity investments in excess of equity income                                  395          252
   Purchases of real estate and equity investments and additional capitalized costs              (29,563)    (110,808)
   Distributions of mortgage financing from equity investee                                        8,722            -
   Payment of deferred acquisition fees                                                           (2,373)      (1,638)
                                                                                               ---------    ---------
         Net cash used in investing activities                                                   (22,819)    (112,194)
                                                                                               ---------    ---------

Cash flows from financing activities:
   Prepayment of mortgage principal                                                                            (3,800)
   Proceeds from mortgages                                                                         3,017       85,273
   Mortgage principal payments                                                                    (2,099)      (1,332)
   Distributions to minority interest partner                                                       (754)        (775)
   Contributions from minority interest partner                                                        -       10,886
   Proceeds from issuance of shares, net of costs                                                    100       (1,464)
   Deferred financing costs and mortgage deposits, net of deposits refunded                           21       (2,603)
   Dividends paid                                                                                (12,488)     (11,318)
   Purchase of treasury stock                                                                       (400)           -
                                                                                               ---------    ---------
         Net cash (used in) provided by financing activities                                     (12,603)      74,867
                                                                                               ---------    ---------

         Effect of exchange rate changes on cash                                                     206            -
                                                                                               ---------    ---------

         Net decrease in cash and cash equivalents                                               (19,682)     (23,188)

Cash and cash equivalents, beginning of period                                                    74,107      147,695
                                                                                               ---------    ---------

      Cash and cash equivalents, end of period                                                 $  54,425    $ 124,507
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 14 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunctions with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2.  Transactions with Related Parties:

The Company's asset management and performance fees are payable to the Advisor, Carey Asset Management Corp., a wholly-owned subsidiary of W. P. Carey & Co. LLC, each of which is 1/2 of 1% of Average Invested Assets, as defined in the Company's Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. Asset management fees were $1,854 and $1,228 for the three-month periods ended March 31, 2003 and 2002, respectively, with performance fees in like amount. For the three months ended March 31, 2003 and 2002, the Company incurred personnel reimbursements of $803 and $420, respectively.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal installments over no less than eight years following the first anniversary of the date a property is purchased. For transactions that were completed during the three months ended March 31, 2003, the current and deferred fees were $1,825 and $1,460, respectively.

Note 3.  Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale marketable security which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of March 31, 2003, the fair value of the Company's interests was $6,495, reflecting an aggregate unrealized gain of $520 and cumulative net amortization of $118 ($26 for the three-months ended March 31, 2003). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

The key variable in determining fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in the market interest of 1% and 2% is as follows:

                              Actual         1% Adverse Change      2% Adverse Change
                              ------         -----------------      -----------------
Interest rate                    7.5%                8.5%                   9.5%
Fair value of the interests   $6,495              $6,173                 $5,873

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 4.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                             2003               2002
                                                             ----               ----
Per Statements of Income:
   Rental income from operating leases                     $26,559            $21,369
   Interest from direct financing leases                     3,229              2,840

Adjustment:
   Share of leasing revenue applicable to
      minority interest                                     (2,045)            (1,266)
   Share of leasing revenue from equity
      investments                                            7,047              3,226
                                                           -------            -------
                                                           $34,790            $26,169
                                                           =======            =======

For the three-month periods ended March 31, 2003 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                               2003         %                2002            %
                                                               ----                          ----
Carrefour France, SA                                         $ 2,603        7%                   -           -
Nortel Networks Limited.                                       1,500        4              $ 1,500           6%
Petsmart, Inc. (a)                                             1,453        4                2,076           8
Clear Channel Communications, Inc. (b)                         1,415        4                    -           -
TruServ Corporation (b)                                        1,264        4                    -           -
Atrium Companies, Inc.                                         1,112        3                1,115           4
Starmark Camhood, L.L.C. (b)                                   1,094        3                    -           -
Advance PCS, Inc.                                              1,075        3                1,075           4
Federal Express Corporation (a)                                  986        3                  975           4
Tower Automotive, Inc.                                           974        3                    -           -
Galyan's Trading Company                                         953        3                  953           4
Katun Corporation                                                925        3                    -           -
Collins & Aikman Corporation                                     819        2                  809           3
Advanced Micro Devices, Inc. (b)                                 815        2                  815           3
Metaldyne Company LLC                                            791        2                  780           3
Applied Materials, Inc. (b)                                      774        2                  775           3
PerkinElmer, Inc.                                                707        2                  578           2
APW North America Inc.                                           690        2                  690           3
Amerix Corporation                                               614        2                  614           2
Celestica Corporation                                            605        2                  605           2
Institutional Jobbers Company                                    568        2                  568           2
Buffets, Inc.                                                    556        2                  533           2
Gerber Scientific, Inc.                                          546        2                  529           2
Checkfree Holdings Corporation, Inc. (b)                         532        2                  527           2
McLane Company, Inc. (a)                                         526        2                  520           2
Other (a) (b) (c)                                             10,893       30               10,132          39
                                                             -------      ---              -------         ---
                                                             $34,790      100%             $26,169         100%
                                                             =======      ===              =======         ===

(a)  Net of minority interest of an affiliate.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

(c)  Net of unaffiliated third party's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

For the three-month period ended March 31, 2003, lessees were responsible for the direct payment of approximately $3,132 of real estate taxes on behalf of the Company.

In connection with a lease that had been terminated in a prior period, the Company recognized approximately $2,588 in 2003 when it was determined that the security deposit from the former lessee, Exodus Communications, Inc. has been forfeited to the Company. Such amount is included in interest and other income in the accompanying condensed consolidated financial statements.

Note 5.  Equity Investments:

The Company owns interests in properties leased to corporations through equity interests (i) in various partnerships and limited liability companies and (ii) as tenants-in-common subject to joint control. The ownership interests range from 33.33% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., TruServ Corporation, Clear Channel Communications, Inc. and Starkmark Camhood, LLC. On February 7, 2003, the Company along with two affliliates, through a newly formed limited liability company, entered into a master net lease with Starmark Camhood, LLC ("Starmark") (see Note 6).

Summarized financial information of the Company's equity investees is as follows:

(In thousands)                                                     March 31, 2003            December 31, 2002
                                                                   --------------            -----------------
Assets (primarily real estate)                                        $776,581                    $591,167
Liabilities (primarily mortgage notes payable)                         474,932                     329,330
Partners' and members' equity                                          301,649                     261,837

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2003               2002
                                                                         -------             ------
Revenues (primarily rental revenues)                                     $19,470             $8,392
Expenses (primarily interest on mortgages and depreciation)               11,214              4,958
                                                                         -------             ------
Net income                                                               $ 8,256             $3,434
                                                                         =======             ======

Note 6.  Acquisition of Real Estate:

On February 7, 2003, the Company, and two affiliates, Corporate Property Associates 12 Incorporated and Corporate Property Associates 15 Incorporated, through a newly-formed limited liability company with ownership interests of 41%, 15% and 44%, respectively, purchased land and 15 health club facilities for $178,010 and entered into a master net lease with Starmark. The lease obligations of Starmark are jointly and unconditionally guaranteed by seven of its affiliates.

The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021.

In connection with the purchase, the limited liability company obtained first mortage limited recourse financing of $88,300 and a mezzanine loan of $20,000. The first mortgage provides for monthly payments of interest and principal of $564 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is payable. The mezzanine loan provides for monthly payments of interest and principal of $277 at an annual interest rate of 11.15% and will fully amortize over its ten-year term.

The limited liability company was granted warrants for Class C Unit interests in Starmark. If exercised, the Unit interests would represent a 5% interest in Starmark as of the date of grant. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 7.  Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003, and the adoption did not have a material effect on the Company's financial statements. The Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003, and did not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on the Company's financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and it does not expect to consolidate those investments as none of these investments will be classified as VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with Corporate Property Associates 14 Incorporated's ("CPA(R):14") condensed consolidated financial statements and notes thereto as of March 31, 2003 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or the objectives and plans of CPA(R):14 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of CPA(R):14's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

CRITICAL ACCOUNTING POLICIES:

Certain accounting policies are critical to the understanding of CPA(R):14's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of CPA(R):14's accounting policies.

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):14 must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):14's real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate specific situations rather than solely use statistical methods. CPA(R):14 recognizes a provision for uncollected rents which typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and measures its allowance against actual rent arrearages and adjusts the percentage applied.

Real estate accounted for under the operating method is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. CPA(R):14 considers a build-to-suit project as in service upon completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not reached that stage, the substantially completed portions are accounted for separately. CPA(R):14 allocates costs incurred between the portions under construction and the portions completed and only capitalizes costs for the portion under construction.

CPA(R):14 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. As CPA(R):14's investment objective is to hold properties on a long-term basis, holding periods will range from five to ten years. In its evaluations, CPA(R):14 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):14 considers the likelihood of possible outcomes in determining the best estimate of future cash flows. Because CPA(R):14's properties are leased to single tenants, CPA(R):14 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):14 different from the risks faced by companies that own multi-tenant

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R):14 performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):14's current estimate of residual value. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

When assets are identified by Management as held for sale, CPA(R):14 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in Management's opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. If circumstances that previously were considered unlikely occur and, as a result, CPA(R):14 decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) the carrying value before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the time of the subsequent decision not to sell.

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

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in property expense. Unamortized leasing costs are also charged to property expense upon early termination of the lease. Costs incurred in connection with obtaining mortgages and debt financing are capitalized and amortized over the term of the related debt and included in interest expense. Unamortized financing costs are written off and included in charges for early extinguishment of debt if a loan is retired early.

Stated rental revenue and interest income from direct financing leases are recognized on a straight-line basis and a constant rate of interest, respectively, over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. The majority of CPA(R):14's leases provide for periodic rent increases based on formulas indexed to increases in the CPI. CPI-based and other contingent-type rents are recognized currently. CPA(R):14 recognizes rental income from sales overrides after the level of sales requiring a rental payment to CPA(R):14 is reached.

CPA(R):14 and certain affiliates are investors in certain real estate assets. It is anticipated that additional properties will be purchased through real estate ventures. These investments may be held through incorporated or unincorporated jointly-held entities. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):14 and the affiliate. The placement of an investment in a jointly held entity or tenancy in common requires the approval of CPA(R):14's Independent Directors. All of the jointly held investments are structured so that CPA(R):14 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. All of the jointly-held investments are subject to contractual agreements. No fees are payable to affiliates under any of the limited partnership and joint venture agreements. The presentation of these jointly held investments and their related results in the accompanying consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. Such factors will determine whether such investments are consolidated in the accounts of CPA(R):14 or accounted for under the equity method. Equity method investments are reviewed for impairment in the event of a change in circumstances that is other than temporary. An investment's value is only impaired if Management's estimate of the net realizable value of the investment is less

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

than the carrying value of the investment. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

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

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of CPA(R):14's portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):14's ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking favorable limited recourse mortgage financing opportunities. As of March 31, 2003, CPA(R):14 operates in one segment, real estate operations, and owned properties in the United States, the Netherlands, Finland, France and the United Kingdom.

RESULTS OF OPERATIONS:

Net income for the three-month period ended March 31, 2003 increased by $3,257 to $10,604 as compared with net income of $7,347 for the three-month period ended March 31, 2002. The increase was due to the continuing increase in CPA(R):14's asset base and the completion of build-to-suit projects. The current three-month period included $2,588 of other income recognized from a forfeiture of a security deposit. Excluding this item, income for the comparable periods would have reflected an increase of $669. The increase is consistent with CPA(R):14's using its available cash to further diversify its portfolio and increase its current base. The increase was due to an increase in lease revenues and was offset, in part, by increases in interest, depreciation, property and general and administrative expenses. Revenues and expenses are projected to increase until the funds from CPA(R):14's public offering are fully invested and additional limited recourse mortgage financing on new investments and unencumbered properties is obtained. Since March 31, 2002, CPA(R):14's asset base has increased 10%.

Lease revenues increased by $5,579 for the comparable three-month periods, primarily as a result of real estate purchases and the completion of a build-to-suit project in 2002. During 2002, CPA(R):14 purchased properties and entered into new leases with American Tire Distributors, Carrefour France SA, PW Eagle, Inc., UTI Holdings, Inc., Tower Automotive, Inc., Career Education Group and Katun Corporation, which accounted for $5,378 of the increase in lease revenues. These new leases have contributed $5,640 of lease revenues for the period ended March 31, 2003 and will provide annual cash flow (contractual rent less property-level mortgage debt service) of $11,594. Lease revenues for the comparable period also reflect a reduction of $208 as a result of the lease termination of the Burlington Motor Carriers, Inc. lease in March 2002 pursuant to its bankruptcy. In March 2003, Fleming Companies, Inc. filed a voluntary petition of bankruptcy and subsequently, in connection with its reorganization, terminated its lease in Grand Rapids, Michigan. An affiliate owns a 40% minority interest in the property. CPA(R):14's share of annual rent from the Fleming lease was $925. More than 45 of CPA(R):14's leases have rent increases scheduled in 2003 and 2004. The effect of future rent increases is expected to be a more significant component of the increase in lease revenues as the portfolio matures. The majority of rent increases are based on formulas indexed to the Consumer Price Index ("CPI"), and future rent increases will be affected by changes in the CPI.

Interest expense for the comparable three-month periods increased by $2,594 as a result of $196,596 of mortgage financing obtained in 2002. The increase in depreciation was attributable to the increase in real estate assets. Property expense increased by $1,694 primarily due to increases in asset management and performance fees. The

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

increase in fees was due to the increase in CPA(R):14's asset base. Effective January 1, 2003 the management and performance fees are calculated based on an independent valuation of CPA(R):14's real estate assets, however, this change had no significant effect on the determination of the asset management and performance fees. Property expenses are expected to increase due to Fleming Companies Inc.'s rejection of their lease. Annual carrying costs on the property in Grand Rapids, Michigan are approximately $399. The increase in general and administrative expense of $933 was primarily due (i) to an increase in investor-related costs and (ii) other costs which increase as CPA(R):14's asset base increases.

The increase in income from equity investments was due to the acquisition of properties leased to TruServ Corporation and Clear Channel Communications, Inc. in December 2002 and Starmark Camhood, LLC in February 2003. Of the $1,850 increase in equity income for the comparable three-month periods, $1,752 was due to these acquisitions. CPA(R):14's annual distributions from these investments is estimated to be approximately $7,716.

In August 2002, in connection with obtaining $42,332 of mortgage debt, CPA(R):14 acquired subordinated interests in a mortgage securitization. Interest income from this investment was $210.

In structuring a lease with Exodus Communications, Inc, in December 2000, CPA(R):14 negotiated a cash security deposit of $2,588 from Exodus, representing approximately 18 months rent. In connection with CPA(R):14's claim in the Exodus bankruptcy proceedings, it was determined that the security deposit has been forfeited to CPA(R):14. The release of the security deposit is included in other income for the quarter ended March 31, 2003 in the accompanying condensed consolidated financial statements.

FINANCIAL CONDITION:

In November 2001, CPA(R):14 completed a second public offering of shares of common stock, at which time it had raised equity of approximately $660,000. CPA(R):14 is using proceeds of the offerings to make investments in net lease real estate. As of March 31, 2003, CPA(R):14 had more than approximately $33,374 of cash available for the acquisition of real estate investments.

There has been no material change in CPA(R):14's financial condition. CPA(R):14's cash has decreased $19,682, since December 31, 2002, primarily as a result of acquiring new real estate investments. CPA(R):14 intends to use its cash to meet working capital needs, acquire new properties to further diversify its portfolio and complete its commitments on build-to-suit construction. After CPA(R):14 is fully invested, CPA(R):14 will maintain cash balances which Management believes to be sufficient for meeting working capital needs.

For the three months ended March 31, 2003, cash flows from operating activities and equity investments of $15,929 were sufficient to pay dividends to shareholders of $12,488, meet scheduled principal payment installments on mortgage debt of $2,099 and distribute $754 to minority interests. As a result of the new leases that have been entered into since December 31, 2002, operating cash flow is projected to continue to be sufficient to meet CPA(R):14's quarterly dividends as they increase.

CPA(R):14's investing activities include using $29,563 to purchase a 15% interest in the Starmark properties and to fund build-to-suit projects for properties leased to Waddington North America, Inc. and Career Education Group. CPA(R):14's share of annual cash flows from the Starmark properties is projected to be $3,350. CPA(R):14 has remaining commitments on the Waddington and Career Education build-to-suit projects of $4,932. The build-to-suit projects with Waddington and Career Education are expected to be completed in May 2003 and July 2003, respectively. Upon completion of the build-to-suit projects, the annual cash flow from these properties is projected to be $2,535. CPA(R):14 received $8,722 from its share of mortgage proceeds obtained by an equity investee. CPA(R):14 also paid an annual installment of deferred acquisition fees in January 2003 of $2,373.

In addition to paying dividends to shareholders, principal payments on mortgage debt and paying distributions to minority interest owners, CPA(R):14's financing activities included proceeds of $3,017 from the mortgage loan collateralized by the Career Education property and which were used to fund the build-to-suit project. CPA(R):14 has no mortgage balloon payments scheduled until June 2006.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):14's contractual obligations and commitments is as follows:

(in thousands)                       Total      2003       2004       2005       2006       2007    Thereafter
                                   --------   --------   --------   --------   --------   --------  ----------
Obligations:
  Mortgage notes payable (1)       $670,920   $  7,812   $ 10,669   $ 11,640   $ 12,555   $ 13,465   $614,779
  Deferred acquisition fees          22,257          -      3,204      3,386      3,386      3,386      8,895
  Subordinated disposition fees         240                                                               240
Commitments:
  Commitments for build-to-suit
     construction                     4,932      4,932
  Share of minimum rents payable
     under office cost-sharing
     agreement                        1,336        264        390        390        292          -          -
                                   --------   --------   --------   --------   --------   --------   --------
                                   $699,685   $ 13,008   $ 14,263   $ 15,416   $ 16,233   $ 16,851   $623,914
                                   ========   ========   ========   ========   ========   ========   ========

(1) The mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

ACCOUNTING PRONOUNCEMENTS:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CPA(R):14 adopted this statement effective January 1, 2003, and the adoption did not have a material affect on CPA(R):14's financial statements. CPA(R):14 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003, and did not have a material effect on CPA(R):14's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require CPA(R):14 to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on CPA(R):14's financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. CPA(R):14's maximum loss exposure is the carrying value of its equity investments. CPA(R):14 has evaluated the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and it does not expect to consolidate those investments as none of these investments will be classified as VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                               (in thousands)

Market risk is the exposure to loss resulting from changes in interest and foreign currency exchange rates and equity prices. In pursuing its business plan, the primary market risks to which CPA(R):14 is exposed are interest rate risk and foreign currency exchange risk.

The value of CPA(R):14's real estate is subject to fluctuations based on changes in interest and foreign currency exchange rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect CPA(R):14's ability to refinance its debt when balloon payments are scheduled.

CPA(R):14 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2003, CPA(R):14's interests in CCMT had a fair value of $6,495.

Approximately $647,113 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of March 31, 2003 ranged from 6.09% to 8.85%. The interest rate on the variable rate debt as of March 31, 2003 ranged from 3.34% to 6.50%.

                       2003        2004        2005        2006        2007     Thereafter     Total   Fair Value
                     --------    --------    --------    --------    --------   ----------   --------  ----------
Fixed rate debt      $  6,806    $  9,568    $ 10,498    $ 11,376    $ 12,247    $596,618    $647,113   $655,381
Weighted average
    interest rate        7.80%       7.63%       7.61%       7.60%       7.67%       7.61%
Variable rate debt   $  1,006    $  1,101    $  1,142    $  1,179    $  1,218    $ 18,161    $ 23,807   $ 23,807

CPA(R):14 has foreign operations. Accordingly, CPA(R):14 is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future costs and cash flows; however, exchange rate movements to date have not had a significant effect on CPA(R):14's financial position or results of operations. To date we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange. One of CPA(R):14's lease agreements provides the option to receive a portion of the rent in dollars or the local currency; this option is considered a derivative financial instrument and changes in the fair value of the option, which were not significant, are included in the determination of net income.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2003.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 2 (d). - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows as of March 31, 2003:

Shares registered:                                                         40,000,000

Aggregate price of offering amount registered:                           $400,000,000

Shares sold:                                                               36,353,686

Aggregated offering price of amount sold:                                $363,536,860

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:               $6,756,359

Direct or indirect payments to others:                                    $29,021,554

Net offering proceeds to the issuer after deducting expenses:            $327,758,947

Purchases of real estate:                                                $317,968,274

Working capital reserves:                                                  $3,635,369

Temporary investments in cash and cash equivalents:                        $6,155,304

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2003, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

         99.1     Certification of Co-Chief Executive Officers Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  During the quarter ended March 31, 2003, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

   5/13/2003         By:  /s/ John J. Park
   ---------              -----------------------------------------------
     Date                       John J. Park
                                Managing Director and
                                Chief Financial Officer
                                (Principal Financial Officer)

   5/13/2003         By:  /s/ Claude Fernandez
   ---------              -----------------------------------------------
     Date                       Claude Fernandez
                                Managing Director and
                                Chief Accounting Officer
                                (Principal Accounting Officer)

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

4. The Registrant's other certifying officer and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officer and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     5/13/2003                         Date     5/13/2003

         /s/ William Polk Carey                     /s/ Gordon F. DuGan
         ---------------------------                --------------------------

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date       5/13/2003

         /s/ John J. Park
         ---------------------------------

         John J. Park
         Chief Financial Officer