Form 10-Q
period 2003-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2003-08-11
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

     CPA(R):14 has no active market for common stock at August 11, 2003.

     CPA(R):14 has 66,478,728 shares of common stock, $.001 par value outstanding at August 11, 2003.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I

Item 1. -      Financial Information*

               Condensed Consolidated Balance Sheets, as of June 30, 2003 and December 31, 2002          2

               Condensed Consolidated Statements of Income for the three and six months ended
               June 30, 2003 and 2002                                                                    3

               Condensed Consolidated Statements of Comprehensive Income for the
               three and six months ended June 30, 2003 and 2002                                         4

               Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2003 and 2002                                                              5

               Notes to Condensed Consolidated Financial Statements                                   6-11

Item 2. -      Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                            12-18

Item 3. -      Quantitative and Qualitative Disclosures About Market Risk                               19

Item 4. -      Controls and Procedures                                                                  19

PART II -      Other Information

Item 2(d). -   Use of Proceeds of Registered Offering                                                   20

Item 4. -      Submission of Matters to a Vote of Security Holders                                      20

Item 6. -      Exhibits and Reports on Form 8-K                                                         20

Signatures                                                                                              21

Certifications                                                                                       22-23

* The summarized condensed financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                        June 30, 2003       December 31, 2002
                                                                                        --------------      -----------------
                                                                                         (Unaudited)             (Note)
                                                                                         -----------             ------
         ASSETS:

Land and buildings, net of accumulated depreciation of $50,188 at
   June 30, 2003 and $38,683 at December 31, 2002                                       $      995,983        $      971,459
Net investment in direct financing leases                                                      113,946               113,428
Real estate under construction                                                                       -                14,723
Equity investments                                                                             120,470                99,320
Cash and cash equivalents                                                                       46,626                74,107
Marketable securities                                                                            6,830                 6,258
Other assets                                                                                    39,136                40,602
                                                                                        --------------        --------------
            Total assets                                                                $    1,322,991        $    1,319,897
                                                                                        ==============        ==============

         LIABILITIES, MINORITY INTEREST AND
          SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                                  $      677,453        $      666,740
Accrued interest                                                                                 4,011                 4,043
Due to affiliates                                                                                3,886                 3,821
Accounts payable and accrued expenses                                                            3,716                 7,898
Prepaid rental income and security deposits                                                     18,670                20,642
Deferred acquisition fees payable to affiliate                                                  22,256                23,170
Dividends payable                                                                               12,564                12,488
                                                                                        --------------        --------------
            Total liabilities                                                                  742,556               738,802
                                                                                        --------------        --------------

Minority interest                                                                               28,256                29,206
                                                                                        --------------        --------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares;
   issued and outstanding, 67,189,785 shares at June 30, 2003 and
   66,836,152 shares at December 31, 2002                                                           67                    67
Additional paid-in capital                                                                     601,383               597,852
Dividends in excess of accumulated earnings                                                    (53,325)              (47,508)
Accumulated other comprehensive income                                                           9,827                 6,113
                                                                                        --------------        --------------
                                                                                               557,952               556,524
Less, treasury stock at cost, 649,574 shares at June 30, 2003 and
   520,911 shares at December 31, 2002                                                          (5,773)               (4,635)
                                                                                        --------------        --------------
            Total shareholders' equity                                                         552,179               551,889
                                                                                        --------------        --------------
            Total liabilities, minority interest and shareholders'
                equity                                                                  $    1,322,991        $    1,319,897
                                                                                        ==============        ==============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)
               (in thousands, except share and per share amounts)

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                              ---------------------------          -------------------------
                                                                2003              2002              2003              2002
                                                                ----              ----              ----              ----
Revenues:
   Rental income                                           $       26,753    $       24,500    $       53,312    $       45,869
   Interest income from direct financing leases                     3,234             2,853             6,463             5,692
   Interest and other income                                          919               462             3,995             1,185
                                                           --------------    --------------    --------------    --------------
                                                                   30,906            27,815            63,770            52,746
                                                           --------------    --------------    --------------    --------------

Expenses:
   Interest                                                        12,975            10,191            25,762            20,384
   Depreciation                                                     5,617             5,173            11,213             9,742
   General and administrative                                       2,170             1,477             4,331             2,705
   Property expenses                                                4,277             3,354             8,869             6,252
                                                           --------------    --------------    --------------    --------------
                                                                   25,039            20,195            50,175            39,083
                                                           --------------    --------------    --------------    --------------

       Income from continuing operations
         before minority interest, equity
         investments and (loss) gain                                5,867             7,620            13,595            13,663

   Minority interest in income                                       (410)             (482)             (882)             (741)

   Income from equity investments                                   3,354             1,301             6,492             2,589
                                                           --------------    --------------    --------------    --------------

       Income from continuing operations
          before (loss) gain                                        8,811             8,439            19,205            15,511

   Unrealized (loss) gain on warrants and foreign
      currency contract, net                                         (314)               29              (104)              268
   Gain on foreign currency transactions                              169                 -               169                 -
                                                           --------------    --------------    --------------    --------------

       Income from continuing operations                            8,666             8,468            19,270            15,779

Discontinued operations:
   Income from operations of discontinued properties                    -                36                 -                72
   Gain on sale of real estate                                          -               333                 -               333
                                                           --------------    --------------    --------------    --------------
   Income from discontinued operations                                  -               369                 -               405
                                                           --------------    --------------    --------------    --------------

       Net income                                          $        8,666    $        8,837    $       19,270    $       16,184
                                                           ==============    ==============    ==============    ==============

Basic and diluted earnings per share:
   Earnings from continuing operations                     $          .13    $          .13    $          .29    $          .24
   Earnings from discontinued operations                                -                 -                 -                 -
                                                           --------------    --------------    --------------    --------------
       Net income                                          $          .13    $          .13    $          .29    $          .24
                                                           ==============    ==============    ==============    ==============

Weighted average shares outstanding - basic and
   diluted                                                     66,578,604        66,171,078        66,465,459        66,100,129
                                                           ==============    ==============    ==============    ==============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                              ---------------------------          -------------------------
                                                                2003              2002              2003              2002
                                                                ----              ----              ----              ----

Net income                                                 $        8,666    $        8,837    $       19,270    $       16,184
                                                           --------------    --------------    --------------    --------------

Other comprehensive income:
   Change in foreign currency translation adjustment                2,034             3,373             3,089             3,774
   Unrealized appreciation of marketable securities                   362                 -               625                 -
                                                           --------------    --------------    --------------    --------------
   Other comprehensive income                                       2,396             3,373             3,714             3,774
                                                           --------------    --------------    --------------    --------------

   Comprehensive income                                    $       11,062    $       12,210    $       22,984    $       19,958
                                                           ==============    ==============    ==============    ==============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                             Six Months Ended June 30,
                                                                                             -------------------------
                                                                                             2003                  2002
                                                                                             ----                  ----
Cash flows from operating activities:
   Net income                                                                           $       19,270        $       16,184
   Adjustments to reconcile net income to net cash provided by continuing operating activities:
     Income from discontinued operations                                                             -                  (405)
     Depreciation and amortization                                                              11,794                10,106
     Straight-line rent adjustments                                                             (1,989)               (2,120)
     Income from equity investments in excess of distributions received                           (997)                  (10)
     Issuance of shares in satisfaction of current and accrued performance fees                  3,314                 2,266
     Minority interest in income                                                                   882                   741
     Funds released from escrow                                                                  1,120                     -
     Unrealized loss (gain) on warrants and foreign currency contract, net                         104                  (268)
     (Decrease) increase in prepaid rents and security deposits                                 (2,269)                1,869
     Change in other operating assets and liabilities, net                                      (1,835)               (1,017)
                                                                                        --------------        --------------
     Net cash provided by continuing operations                                                 29,394                27,346
     Net cash provided by discontinued operations                                                    -                    74
                                                                                        --------------        --------------
         Net cash provided by operating activities                                              29,394                27,420
                                                                                        --------------        --------------

Cash flows from investing activities:
   Distributions from operations of equity investments in excess of equity income                  564                   443
   Proceeds from sale of real estate                                                                 -                 3,634
   Purchases of real estate and equity investments and additional capitalized costs            (35,798)             (152,748)
   VAT taxes paid and recoverable from purchase of real estate                                    (924)                    -
   Distributions of mortgage financing proceeds received from equity investee                    8,722                     -
   Payment of deferred acquisition fees                                                         (2,373)               (1,638)
                                                                                        --------------        --------------
         Net cash used in investing activities                                                 (29,809)             (150,309)
                                                                                        --------------        --------------

Cash flows from financing activities:
   Prepayment of mortgage principal                                                                  -                (3,800)
   Proceeds from mortgages                                                                       4,852               105,151
   Payments on mortgage principal                                                               (4,451)               (2,614)
   Funding of defeasance escrow account                                                              -                (2,537)
   Distributions to minority interest partner                                                   (1,833)               (1,048)
   Contributions from minority interest partner                                                      -                10,758
   Proceeds from issuance of shares, net of costs                                                  217                (1,954)
   Deferred financing costs and mortgage deposits                                                 (266)               (2,338)
   Dividends paid                                                                              (25,011)              (23,716)
   Purchase of treasury stock                                                                   (1,138)                 (848)
                                                                                        --------------        --------------
         Net cash (used in) provided by financing activities                                   (27,630)               77,054
                                                                                        --------------        --------------

         Effect of exchange rate changes on cash                                                   564                   332
                                                                                        --------------        --------------

         Net decrease in cash and cash equivalents                                             (27,481)              (45,503)

Cash and cash equivalents, beginning of period                                                  74,107               147,695
                                                                                        --------------        --------------

      Cash and cash equivalents, end of period                                          $       46,626        $      102,192
                                                                                        ==============        ==============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1.       Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 14 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2.       Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and Carey Asset Management Corp (the "Advisor"), a wholly-owned subsidiary of W. P. Carey & Co. LLC, provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. Asset management fees were $1,889 and $1,373 for the three months ended June 30, 2003 and 2002, respectively, and $3,743 and $2,601 for the six months ended June 30, 2003 and 2002, respectively, with performance fees in like amount. For the three months ended June 30, 2003 and 2002, the Company incurred personnel reimbursements of $797 and $547, respectively, and $1,600 and $967 for the six months ended June 30, 2003 and 2002, respectively.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal installments over no less than eight years following the first anniversary of the date a property is purchased. For transactions that were completed during the six months ended June 30, 2003, the current and deferred fees were $1,825 and $1,460, respectively.

Note 3.       Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale marketable security which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of June 30, 2003, the fair value of the Company's interests was $6,830, reflecting an aggregate unrealized gain of $882 and cumulative net amortization of $85 ($53 for the six months ended June 30, 2003). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                                    Fair Value at June 30, 2003      1% Adverse Change          2% Adverse Change
                                    ---------------------------      -----------------          -----------------
Fair value of the interests                    $6,830                      $6,486                    $6,169

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 4.       Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2003 and 2002 are as follows:

                                                   2003         2002
                                                   ----         ----
Per Statements of Income:
   Rental income from operating leases           $ 53,312     $ 45,869
   Interest from direct financing leases            6,463        5,692

Adjustment:
   Share of leasing revenue applicable to
      minority interest                            (4,036)      (3,553)
   Share of leasing revenue from equity
      investments                                  14,872        6,495
                                                 --------     --------
                                                 $ 70,611     $ 54,503
                                                 ========     ========

For the six-month periods ended June 30, 2003 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                     2003        %            2002        %
                                                     ----                     ----
Carrefour France, SAS                              $ 5,415        8%        $ 1,941        4%
Nortel Networks Limited.                             3,000        4           3,000        6
Starmark Camhood, L.L.C. (b)                         2,967        4               -        -
Petsmart, Inc. (a)                                   2,906        4           3,321        6
Clear Channel Communications, Inc. (b)               2,830        4               -        -
TruServ Corporation (b)                              2,528        4               -        -
Atrium Companies, Inc.                               2,224        3           2,227        4
Advance PCS, Inc.                                    2,150        3           2,150        4
Federal Express Corporation                          1,972        3           1,950        4
Tower Automotive, Inc.                               1,948        3             866        2
Galyan's Trading Company                             1,905        3           1,905        3
Katun Corporation                                    1,860        3               -        -
Collins & Aikman Corporation                         1,639        2           1,618        3
Advanced Micro Devices, Inc. (b)                     1,629        2           1,629        3
Metaldyne Company LLC                                1,582        2           1,560        3
Applied Materials, Inc. (b)                          1,549        2           1,550        3
PerkinElmer, Inc.                                    1,457        2           1,185        2
APW North America Inc.                               1,394        2           1,381        3
Amerix Corporation                                   1,229        2           1,229        2
Celestica Corporation                                1,210        2           1,210        2
Institutional Jobbers Company                        1,135        2           1,135        2
Buffets, Inc.                                        1,112        2           1,066        2
Gerber Scientific, Inc.                              1,092        2           1,059        2
Checkfree Holdings Corporation, Inc. (b)             1,064        2           1,054        2
Other (c) (d)                                       22,814       30          21,467       38
                                                   -------      ---         -------      ---
                                                   $70,611      100%        $54,503      100%
                                                   =======      ===         =======      ===

(a)  Net of minority interest of an affiliate.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

(c)  Includes amounts which are net of minority interest.

(d) Includes the Company's proportionate share of lease revenues from equity investments.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

For the six-month period ended June 30, 2003, lessees were responsible for the direct payment of approximately $6,647 of real estate taxes on behalf of the Company.

In connection with a lease that had been terminated in a prior period, the Company recognized approximately $2,588 of other income in 2003 when it was determined that the security deposit from the former lessee, Exodus Communications, Inc. has been forfeited to the Company. Such amount is included in interest and other income for the six-month period ended June 30, 2003 in the accompanying condensed consolidated financial statements.

Note 5.       Equity Investments:

The Company owns interests in single-tenant net leased properties through equity interests (i) in various partnerships and limited liability companies and (ii) as tenants-in-common subject to joint control. The ownership interests range from 33.33% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., TruServ Corporation, Clear Channel Communications, Inc. and Starkmark Camhood, LLC. On February 7, 2003, the Company along with two affliliates, through a newly formed limited liability company, entered into a master net lease with Starmark Camhood, LLC ("Starmark") (see Note 8).

Summarized financial information of the Company's equity investees is as follows:

  (In thousands)                                          June 30, 2003       December 31, 2002
                                                          -------------       -----------------
Assets (primarily real estate)                              $ 783,519             $ 591,167
Liabilities (primarily mortgage notes payable)                473,410               329,330
Partners' and members' equity                                 310,109               261,837

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                    2003             2002
                                                                    ----             ----
Revenues (primarily rental revenues)                              $ 39,705         $ 21,590
Expenses (primarily interest on mortgages and depreciation)        (22,663)         (12,423)
                                                                  --------         --------
Net income                                                        $ 17,042         $  9,167
                                                                  ========         ========

Note 6.       Gain on Foreign Currency Transactions:

During the six months ended June 30, 2003, the Company transferred funds from a consolidated operating subsidiary which uses the Euro as its functional currency to the parent company. In connection with the transfer of cash from the subsidiary, the Company realized a gain of $169. The Company transferred the cash received to a U.S. dollar-denominated cash account.

Note 7.       Discontinued Operations:

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

The operations from a property in Greenville, Texas, which was sold in June 2002 are included as "Discontinued Operations." There were no discontinued operations in 2003. A summary of Discontinued Operations for the six months ended June 30, 2002 is as follows:

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                                                            Six Months Ended
                                                            ----------------
                                                             June 30, 2002
                                                             -------------
Revenues (primarily rental revenues)                              $150
Expenses (primarily interest on mortgages,
   depreciation and property expenses)                             (78)
Gain on sale of real estate                                        333
                                                                  ----
    Income from discontinued operations                           $405
                                                                  ====

Note 8.       Acquisition of Real Estate Interest:

An investment acquired during the six months ended June 30, 2003 which was described in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003 is summarized as follows:

                                                                         Initial   Original
                                         Ownership                       Annual    Mortgage         Annual
Lease Obligor:              Cost         Interest        Location         Rent     Financing     Debt Service     Date Acquired
--------------              ----         --------        --------         ----     ---------     ------------     -------------
Starmark Camhood          $72,984           41%       15 health club     $7,492     $44,403         $4,138       February 7, 2003
   L.L.C. (a)                                           facilities

         (a) The Starmark investment is accounted for as an equity investment. The amounts presented are pro rata.

Note 9.       Accounting Pronouncements:

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003 and the adoption did not have a material effect on the Company's financial statements. The Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003 and did not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating whether this will have an impact on the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 10.      Subsequent Event:

On July 24, 2003, the Company completed an expansion at its existing facility in Le Mans, France leased to Carrefour France SAS ("Carrefour") at a cost of
E9,068 ($10,422 based on the exchange rate at the completion date) and amended and restated its existing lease with Carrefour. The amended and restated lease has a remaining term through March 2011 and provides for an increase in annual rent of E870 to E2,307 ($2,651), with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index.

In connection with the expansion, the Company obtained E7,137 ($8,203) of limited recourse mortgage financing collateralized by the property. The loan provides for quarterly payments of interest at an annual interest rate of 5.15%. The interest rate is fixed through July 2010, at which time the loan will convert to a variable rate. Principal installments are payable based on an initial 2.60% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on April 30, 2017, at which time a balloon payment is scheduled.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with Corporate Property Associates 14 Incorporated's ("CPA(R):14") condensed consolidated financial statements and notes thereto as of June 30, 2003 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or the objectives and plans of CPA(R):14 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of CPA(R):14's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

CPA(R):14 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rent, residual value and holding period. As CPA(R):14's investment objective is to hold properties on a long-term basis, holding periods will range from five to ten years. In its evaluations, CPA(R):14 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):14 considers the likelihood of possible outcomes in determining the best estimate of future cash flows. Because CPA(R):14's properties are leased to single tenants, CPA(R):14 is more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):14 different from the risks faced by companies that own multi-tenant

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R):14 performs a review of its estimated residual values of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):14's current estimate of residual value. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

CPA(R):14 consolidates its foreign subsidiaries. To the extent that these investments and subsidiaries account for their financial position and results of operations in a functional currency other than U.S. dollars, it is necessary for the Company to translate from the functional currency to U.S. dollars. The functional currency is the currency of the primary economic environment in which the real estate investments or subsidiary operates. The translation of the functional currency for assets and liabilities uses the current exchange rate as of the balance sheet date and for revenues and expenses uses a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translation adjustments are reported as a component of other comprehensive income as part of shareholders' equity.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss measured from the transaction date or the most recent intervening balance sheet date, whichever is later, realized upon settlement of a foreign currency transaction generally is included in net income from the period in which the transaction is settled. Foreign currency transactions are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholders' equity if (i) they are designated as, and are effective as, economic hedges of a net investment and are (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements.

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

CPA(R):14 and certain affiliates are investors in certain real estate assets. It is anticipated that additional properties will be purchased through real estate ventures. These investments may be held through incorporated or unincorporated jointly-held entities. Substantially all of these investments represent jointly purchased properties which were net leased to a single tenant and were structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):14 and the affiliate. The placement of an investment in a jointly-held entity or tenancy in common requires the approval of CPA(R):14's Independent Directors. All of the jointly-held investments are structured so that CPA(R):14 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. All of the jointly-held investments are subject to contractual agreements. No fees are payable to affiliates under any of the limited partnership and joint venture agreements. The presentation of these jointly held investments and their related results in the accompanying consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. Such factors will determine whether such investments are consolidated in the accounts of CPA(R):14 or accounted for under the equity method. Equity method investments are reviewed for impairment in the event of a change in circumstances that is other than temporary. An investment's value is only impaired if Management's estimate of the net realizable value of the investment is less than the carrying value of the investment. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

CPA(R):14 measures derivative instruments, including derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on CPA(R):14's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative would be reported in other comprehensive income, a component of shareholders' equity, and are subsequently reclassified into earnings when the hedged item affects earnings (i.e., the forecasted event occurs). Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in the determination of earnings.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of CPA(R):14's portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):14's ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking favorable limited recourse mortgage financing opportunities. As of June 30, 2003, CPA(R):14 operates in one segment, real estate operations, and owned properties in the United States, the Netherlands, Finland, France and the United Kingdom.

RESULTS OF OPERATIONS:

Net income for the comparable three-month and six-month periods ended June 30, 2003 and 2002 decreased by $171 and increased by $3,086, respectively, while income from continuing operations before gains and losses for those periods increased by $372 and $3,694, respectively. The results for the six-month period ended June 30, 2003 included the benefit in other income from the forfeiture of a $2,588 security deposit to CPA(R):14 by a former lessee. The increases in income from continuing operations, net of the forfeiture benefit, are primarily the result of an increase in CPA(R):14's real estate asset base including its equity investments and the completion of build-to-suit projects, which are now in service.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

Lease revenues increased by $2,634 and $8,214 for the three-month and six-month periods primarily as a result of real estate purchases and the completion of projects. During 2002, CPA(R):14 entered into leases with Carrefour France SA, UTI Holdings, Inc., Tower Automotive, Inc., PW Eagle, Inc., American Tire Distributors and Katun Corporation, which provided for $2,330 and $7,707 of the increases in lease revenues for the three-month and six-month periods. Lease revenues also decreased by $20 and $228 for the three-month and six-month periods as a result of revenues earned in 2002 from Burlington Motor Carriers, Inc. which lease was terminated in 2002 pursuant to its bankruptcy. In March 2003, Fleming Companies, Inc. filed a voluntary petition of bankruptcy and subsequently terminated its lease in Grand Rapids, Michigan. An affiliate owns a 40% minority interest in the property. CPA(R):14's share of annual rent from the Fleming lease was $925. The Grand Rapids property is being remarketed. CPA(R):14's substantial completion of build-to-suit projects with Waddington North America, Inc. and Career Education Group in May 2003 and June 2003, respectively, and a lease agreement entered into in July 2003 for the former Burlington Motor property will provide aggregate annual lease revenues of $2,389. In July 2003, CPA(R):14 funded an expansion of an existing property leased to Carrefour France SAS in Le Mans, France. Additional annual rent from the expansion will provide $1,000, based on current exchange rates. More than 35 leases have rent increases scheduled in 2003 and 2004 and no leases are scheduled to expire until 2005.

Income from equity investments increased by $2,053 and $3,903 for the three-month and six-month periods ended June 30, 2003 over the comparable periods for 2002. The increase was due to the acquisition of interests in properties leased to TruServ Corporation and Clear Channel Communications, Inc. in December 2002 and Starmark Camhood, LLC in February 2003. CPA(R):14's annual distributions from the real estate operations of these equity investments is estimated to be approximately $7,716.

Interest expense for the three-month and six-month periods ended June 30, 2003 over the comparable periods for 2002 increased by $2,784 and $5,378, respectively, as a result of $196,596 of mortgage financing obtained in 2002. Increases in depreciation were attributable to the increase in real estate assets purchased in 2002 and 2003. Property expense for the comparable three-month and six-month periods increased by $923 and $2,617, respectively, primarily due to increases in asset management and performance fees as a result of the increased asset base. Property expenses are expected to increase due to the vacancy of a property in Grand Rapids, Michigan; however, if a lease is entered into, CPA(R):14 intends to have such costs paid by the lessee. Estimated annual carrying costs on the Grand Rapids property are approximately $400. The increases in general and administrative expense of $693 and $1,626 for the comparable three-month and six-month periods were primarily due (i) to an increase in investor-related costs and (ii) certain variable costs which increased as CPA(R):14's asset base increased.

FINANCIAL CONDITION:

There has been no material change in CPA(R):14's financial condition since December 31, 2002. CPA(R):14's cash has decreased $27,481 since December 31, 2002, primarily as a result of acquiring new real estate investments. CPA(R):14 is using its cash to purchase new properties to further diversify its portfolio, complete its commitments on build-to-suit construction and maintain cash balances sufficient to meet working capital needs. As of June 30, 2003, CPA(R):14 had approximately $21,000 of cash available for the acquisition of real estate investments, including $1,994 to complete build-to-suit projects.

For the six months ended June 30, 2003, cash flows from operating activities and equity investments of $29,958 were $1,337 less than the amounts used to pay dividends to shareholders of $25,011, meet scheduled principal payment installments on mortgage debt of $4,451 and distribute $1,833 to minority partners. This was due, in part, to short-term rent arrearages which have subsequently been received and the timing of receipt and payment of other short-term items. Operating cash flow is expected to increase as a result of completing two build-to-suit projects during the second quarter which commenced paying rent in July 2003. Annual cash flow from these two projects, net of property-level debt service, is approximately $725. CPA(R):14's investment in Starmark is projected to contribute annual distributions of $3,300, of which only $321 had been received through June 30, 2003. A portion of Starmark's rent has been used to fund certain debt service escrow obligations which are to be reimbursed by the lessee. Based on the projected increase in operating cash flows from the two completed projects, the investment in Starmark and the deployment of available additional real estate investments, including the Carrefour expansion, cash flow from operations and equity investments is projected to be sufficient to meet operating cash flows objectives.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

CPA(R):14's investing activities included using $35,798 to purchase a 41% interest in the Starmark properties and to complete the Waddington and Career Education projects. As of June 30, 2003, the Waddington and Career Education build-to-suit projects were in service; however, $1,994 remained to be funded. In July 2003, CPA(R):14 used $10,422 for the acquisition of the Carrefour expansion ($2,219, net of mortgage financing of $8,203 based on the exchange rate for the Euro). The annual cash flow (rent less property-level mortgage debt service) from the expansion is projected to be approximately $368, based on current exchange rates. In January 2003, CPA(R):14 received $8,722 from its share of mortgage proceeds obtained by an equity investee. CPA(R):14 also paid an annual installment of deferred acquisition fees in January 2003 of $2,373.

In addition to paying dividends to shareholders, principal payments on mortgage debt and paying distributions to minority interest owners, CPA(R):14's financing activities included receipt of proceeds of $4,852 from the mortgage loan collateralized by the Career Education property. In July 2003, CPA(R):14 obtained $6,700 of limited recourse mortgage debt collateralized by the UTI Holdings, Inc. property in Mooresville, North Carolina, at an annual debt service of $587. CPA(R):14 has no mortgage balloon payments scheduled until June 2006. Substantially all of CPA(R):14's mortgages are limited recourse and bear interest at fixed rates. Accordingly, CPA(R):14's cash flow should not be adversely affected by increases in interest rates which are at or near historical lows. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):14's other assets, while unsecured financing would give a lender recourse to all of CPA(R):
14's assets. The use of limited recourse debt, therefore, will allow CPA(R):14 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):14 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):14's portfolio and, therefore, reduce concentration of risk in any particular lessee.

CPA(R):14 conducts business in Europe. While CPA(R):14 recognized a foreign transaction gain in 2003 of $169 in connection with the transfer of cash from a foreign subsidiary, foreign currency transaction gains and losses were not material to CPA(R):14's results of operations for the six months ended June 30, 2003. CPA(R):14 was not subject to material foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):14 has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. CPA(R):14 has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. As of June 30, 2003, Carrefour, which leases properties in France, contributed 8% of lease revenues (see Note 4 to the accompanying condensed consolidated financial statements). The leverage used on the financing of Carrefour investments is higher than the average leverage on CPA(R):14's domestic real estate investments.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):14's contractual obligations and commitments is as follows:

(in thousands)                          Total        2003        2004        2005        2006        2007     Thereafter
                                        -----        ----        ----        ----        ----        ----     ----------
Obligations:
  Mortgage notes payable (1)          $ 677,453    $ 4,968     $11,020     $12,018     $12,957     $13,888     $622,602
  Deferred acquisition fees              22,256          -       3,204       3,386       3,386       3,386        8,894
  Subordinated disposition fees             240          -           -           -           -           -          240
Commitments:
  Commitments for build-to-suit
     construction                         1,994      1,994           -           -           -           -            -
  Acquisition of real estate (2)         10,422     10,422           -           -           -           -            -
  Share of minimum rents payable
     under office cost-sharing
     agreement                            1,207        135         390         390         292           -            -
                                      ---------    -------     -------     -------     -------     -------     --------
                                      $ 713,572    $17,519     $14,614     $15,794     $16,635     $17,274     $631,736
                                      =========    =======     =======     =======     =======     =======     ========

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

(2)  Purchase of real estate was completed in July 2003.

ACCOUNTING PRONOUNCEMENTS:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CPA(R):14 adopted this statement effective January 1, 2003 and the adoption did not have a material affect on CPA(R):14's financial statements. CPA(R):14 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003 and did not have a material effect on CPA(R):14's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. CPA(R):14's maximum loss exposure is the carrying value of its equity investments. CPA(R):14 has evaluated and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. CPA(R):14 is currently evaluating whether this will have an impact on the financial statements.

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

CPA(R):14 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2003, CPA(R):14's interests in CCMT had a fair value of $6,830.

Approximately $651,580 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of June 30, 2003 ranged from 6.09% to 8.85%. The interest rate on the variable rate debt as of June 30, 2003 ranged from 3.24% to 8.76%.

                         2003       2004       2005        2006        2007      Thereafter      Total      Fair Value
                         ----       ----       ----        ----        ----      ----------      -----      ----------
Fixed rate debt         $4,610     $9,759     $10,709     $11,605     $12,492     $602,405      $651,580     $673,601
Weighted average
    interest rate         7.59%      7.63%       7.61%       7.60%       7.69%        7.59%
Variable rate debt      $  358     $1,261     $ 1,309     $ 1,352     $ 1,396     $ 20,197      $ 25,873     $ 25,873

CPA(R):14 has foreign operations. Accordingly, CPA(R):14 is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future costs and cash flows; however, exchange rate movements to date have not had a significant effect on CPA(R):14's financial position or results of operations. To date CPA(R):14 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange. One of CPA(R):14's lease agreements provides the option to receive a portion of the rent in dollars or the local currency; this option is considered a derivative financial instrument and changes in the fair value of the option, which were not significant, are included in the determination of net income.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2003.

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

Based upon this review, the Company's Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company's disclosure controls (as defined in Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 2 (d). - use of proceeds of registered offering

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 17, 1999 (File # 333-76761) is as follows as of June 30, 2003:

Shares registered:                                                    40,000,000

Aggregate price of offering amount registered:                      $400,000,000

Shares sold:                                                          36,353,686

Aggregated offering price of amount sold:                           $363,536,860

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the
   issuer and to affiliates of the issuer:                          $  6,756,359

Direct or indirect payments to others:                              $ 29,021,554

Net offering proceeds to the issuer after deducting expenses:       $327,758,947

Purchases of real estate:                                           $324,123,578

Working capital reserves:                                           $  3,635,369

Temporary investments in cash and cash equivalents:                 $          0

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 10, 2003, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name Of Director       Total Shares Voting     Shares Voting Yes     Shares Voting No     Shares Abstaining
----------------       -------------------     -----------------     ----------------     -----------------
William P. Carey           36,242,868              35,831,613             58,394               352,861
Elizabeth P. Munson        36,242,868              35,782,984            107,023               352,861
William Ruder              36,242,868              35,763,690            126,317               352,861
George E. Stoddard         36,242,868              35,703,866            186,141               352,861
Warren G. Wintrub          36,242,868              35,843,101             46,906               352,861

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

         31.1     Certification of Co-Chief Executive Officers
         31.2     Certification of Chief Financial Officer
         32.1     Certification of Co-Chief Executive Officers Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  During the quarter ended June 30, 2003, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

         8/11/2003                     By: /s/ John J. Park
        ===========                        -----------------------------------
           Date                                John J. Park
                                               Managing Director and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

         8/11/2003                     By: /s/ Claude Fernandez
        ===========                        -----------------------------------
           Date                                Claude Fernandez
                                               Managing Director and
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)