Form 10-Q
period 2003-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2003-11-12
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES  EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM             TO             .
                                               -----------    ------------

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

         CPA(R):14 has no active market for common stock at November 10, 2003.

         CPA(R):14 has 66,910,487 shares of common stock, $.001 par value outstanding at November 10, 2003.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I

Item 1. -      Financial Information*

               Condensed Consolidated Balance Sheets, as of September 30, 2003
               and December 31, 2002                                                                     2

               Condensed Consolidated Statements of Income for the three and nine months ended
               September 30, 2003 and 2002                                                               3

               Condensed Consolidated Statements of Comprehensive Income for the
               three and nine months ended September 30, 2003 and 2002                                   4

               Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2003 and 2002                                                         5

               Notes to Condensed Consolidated Financial Statements                                   6-11

Item 2. -      Management's Discussion and Analysis of Financial Conditions
               and Results of Operations                                                             12-19

Item 3. -      Quantitative and Qualitative Disclosures About Market Risk                               20

Item 4. -      Controls and Procedures                                                                  20

PART II -      Other Information

Item 4. -      Submission of Matters to a Vote of Security Holders                                      21

Item 6. -      Exhibits and Reports on Form 8-K                                                         21

Signatures                                                                                              22

* The summarized condensed financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                             September 30, 2003               December 31, 2002
                                                                             -------------------              -----------------
                                                                                 (Unaudited)                        (Note)
                                                                                 -----------                        ------
         ASSETS:

Land and buildings, net of accumulated depreciation of $55,811 at
   September 30, 2003 and $38,683 at December 31, 2002                            $1,000,412                      $  971,459
Net investment in direct financing leases                                            116,834                         113,428
Real estate under construction                                                             -                          14,723
Equity investments                                                                   120,871                          99,320
Cash and cash equivalents                                                             55,024                          74,107
Marketable securities                                                                  6,806                           6,258
Other assets                                                                          39,760                          40,602
                                                                                  ----------                      ----------
            Total assets                                                          $1,339,707                      $1,319,897
                                                                                  ==========                      ==========

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                            $  693,444                      $  666,740
Note payable                                                                           1,631                               -
Accrued interest                                                                       4,161                           4,043
Due to affiliates                                                                      4,226                           3,821
Accounts payable and accrued expenses                                                  7,579                           7,898
Prepaid rental income and security deposits                                           18,425                          20,642
Deferred acquisition fees payable to affiliate                                        22,530                          23,170
Dividends payable                                                                     12,601                          12,488
                                                                                  ----------                      ----------
            Total liabilities                                                        764,597                         738,802
                                                                                  ----------                      ----------

Minority interest                                                                     27,767                          29,206
                                                                                  ----------                      ----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding, 67,403,718 shares at September 30, 2003
   and 66,836,152 shares at December 31, 2002                                             67                              67
Additional paid-in capital                                                           603,512                         597,852
Dividends in excess of accumulated earnings                                          (59,799)                        (47,508)
Accumulated other comprehensive income                                                10,101                           6,113
                                                                                  ----------                      ----------
                                                                                     553,881                         556,524
Less, treasury stock at cost, 735,929 shares at September 30, 2003
   and 520,911 shares at December 31, 2002                                            (6,538)                         (4,635)
                                                                                  ----------                      ----------
            Total shareholders' equity                                               547,343                         551,889
                                                                                  ----------                      ----------
            Total liabilities, minority interest and shareholders'
                equity                                                            $1,339,707                      $1,319,897
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)
               (in thousands, except share and per share amounts)

                                                                  Three Months Ended                     Nine Months Ended
                                                                  ------------------                     -----------------
                                                                    September 30,                          September 30,
                                                                    -------------                          -------------
                                                                2003               2002               2003                2002
                                                                ----               ----               ----                ----
Revenues:
   Rental income                                            $    27,439        $    26,059        $    80,751         $    71,928
   Interest income from direct financing leases                   3,250              2,889              9,713               8,581
   Interest and other income                                      2,126                552              6,121               1,737
                                                            -----------        -----------        -----------         -----------
                                                                 32,815             29,500             96,585              82,246
                                                            -----------        -----------        -----------         -----------

Expenses:
   Interest                                                      13,472             11,862             39,234              32,246
   Depreciation                                                   5,774              5,340             16,987              15,082
   General and administrative                                     1,924              2,016              6,255               4,721
   Property expenses                                              6,348              3,338             15,216               9,590
   Impairment charge on real estate                               2,900                  -              2,900                   -
                                                            -----------        -----------        -----------         -----------
                                                                 30,418             22,556             80,592              61,639
                                                            -----------        -----------        -----------         -----------

       Income from continuing operations
         before minority interest, equity
         investments and (loss) gain                              2,397              6,944             15,993              20,607

   Minority interest in income                                     (274)              (369)            (1,156)             (1,110)
   Income from equity investments                                 3,530              1,342             10,022               3,931
                                                            -----------        -----------        -----------         -----------

       Income from continuing operations
          before (loss) gain                                      5,653              7,917             24,859              23,428

   Unrealized gain (loss) on warrants and foreign
      currency contract, net                                        316               (133)               212                 135
   Gain on foreign currency transactions                            155                  -                324                   -
                                                            -----------        -----------        -----------         -----------

       Income from continuing operations                          6,124              7,784             25,395              23,563

Discontinued operations:
   Income from operations of discontinued properties                  -                  -                  -                  72
   Gain on sale of real estate                                        -                  -                  -                 333
                                                            -----------        -----------        -----------         -----------
   Income from discontinued operations                                -                  -                  -                 405
                                                            -----------        -----------        -----------         -----------

       Net income                                           $     6,124        $     7,784        $    25,395         $    23,968
                                                            ===========        ===========        ===========         ===========

Basic and diluted earnings per share:
   Earnings from continuing operations                      $       .09        $       .12        $       .38         $       .36
   Earnings from discontinued operations                              -                  -                  -                   -
                                                            -----------        -----------        -----------         -----------
       Net income                                           $       .09        $       .12        $       .38         $       .36
                                                            ===========        ===========        ===========         ===========

Weighted average shares outstanding - basic and
   diluted                                                   66,706,224         66,236,321         66,546,596          66,146,025
                                                            ===========        ===========        ===========         ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                                  Three Months Ended                     Nine Months Ended
                                                                  ------------------                     -----------------
                                                                    September 30,                          September 30,
                                                                    -------------                          -------------
                                                                2003               2002               2003                2002
                                                                ----               ----               ----                ----
Net income                                                   $    6,124         $    7,784         $   25,395          $   23,968
                                                             ----------         ----------         ----------          ----------

Other comprehensive income:
   Change in foreign currency
    translation adjustment                                          271               (295)             3,360               3,479
   Unrealized appreciation of
    marketable securities                                             3                 (3)               628                  (3)
                                                             ----------         ----------         ----------          ----------
   Other comprehensive income                                       274               (298)             3,988               3,476
                                                             ----------         ----------         ----------          ----------

   Comprehensive income                                      $    6,398         $    7,486         $   29,383          $   27,444
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                                       Nine Months Ended
                                                                                                       -----------------
                                                                                                         September 30,
                                                                                                         -------------
                                                                                                  2003                    2002
                                                                                                  ----                    ----
Cash flows from operating activities:
   Net income                                                                                   $ 25,395                $ 23,968
   Adjustments to reconcile net income to net cash provided by continuing operating activities:
     Income from discontinued operations                                                               -                    (405)
     Depreciation and amortization                                                                17,861                  15,664
     Straight-line rent adjustments                                                               (2,952)                 (3,182)
     Income from equity investments in excess of  distributions received                          (1,822)                    (19)
     Issuance of shares in satisfaction of current and accrued performance fees                    5,204                   3,640
     Minority interest in income                                                                   1,156                   1,110
     Unrealized gain on warrants and foreign currency transactions, net                             (212)                   (135)
     Impairment charge on real estate                                                              2,900                       -
     (Decrease) increase in prepaid rents and security deposits                                   (2,616)                  4,800
     Change in other operating assets and liabilities, net                                        (1,237)                    123
                                                                                                --------                --------
     Net cash provided by continuing operations                                                   43,677                  45,564
     Net cash provided by discontinued operations                                                      -                      74
                                                                                                --------                --------
         Net cash provided by operating activities                                                43,677                  45,638
                                                                                                --------                --------

Cash flows from investing activities:
   Distributions from operations of equity investments in excess of equity income                    988                     736
   Proceeds from sale of real estate                                                                   -                   3,634
   Purchases of real estate and equity investments and additional capitalized costs              (48,874)               (206,914)
   VAT taxes paid and recoverable from purchase of real estate                                       911                  (1,957)
   Purchase of securities                                                                              -                  (8,397)
   Proceeds from sales of securities                                                                   -                   1,245
   Distributions of mortgage financing proceeds received from equity investee                      8,722                       -
   Payment of deferred acquisition fees                                                           (2,373)                 (1,638)
                                                                                                --------                --------
         Net cash used in investing activities                                                   (40,626)               (213,291)
                                                                                                --------                --------

Cash flows from financing activities:
   Prepayment of mortgage principal                                                                    -                  (3,800)
   Proceeds from mortgages                                                                        21,582                 190,775
   Funds released by mortgage lenders                                                              3,000                       -
   Proceeds from note                                                                              1,617                       -
   Payments on mortgage principal                                                                 (6,701)                 (4,415)
   Funding of defeasance escrow account                                                                -                  (2,537)
   Distributions to minority interest partner                                                     (2,595)                 (1,994)
   Contributions from minority interest partner                                                        -                  10,758
   Proceeds from issuance of shares, net of costs                                                    456                  (1,750)
   Deferred financing costs and mortgage deposits                                                    (47)                 (3,515)
   Dividends paid                                                                                (37,573)                (36,133)
   Purchase of treasury stock                                                                     (1,904)                 (1,291)
                                                                                                --------                --------
         Net cash (used in) provided by financing activities                                     (22,165)                146,098
                                                                                                --------                --------

         Effect of exchange rate changes on cash                                                      31                     209
                                                                                                --------                --------

         Net decrease in cash and cash equivalents                                               (19,083)                (21,346)

Cash and cash equivalents, beginning of period                                                    74,107                 147,695
                                                                                                --------                --------

      Cash and cash equivalents, end of period                                                  $ 55,024                $126,349
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

Note 2.       Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and Carey Asset Management Corp (the "Advisor"), a wholly-owned subsidiary of W. P. Carey & Co. LLC, provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. Asset management fees were $1,901 and $1,489 for the three months ended September 30, 2003 and 2002, respectively, and $5,644 and $4,053 for the nine months ended September 30, 2003 and 2002, respectively, with performance fees in like amount. For the three months ended September 30, 2003 and 2002, the Company incurred personnel reimbursements of $748 and $611, respectively, and $2,348 and $1,578 for the nine months ended September 30, 2003 and 2002, respectively.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal installments over no less than eight years following the first anniversary of the date a property is purchased. For transactions that were completed during the nine months ended September 30, 2003, the current and deferred fees were $2,166 and $1,733, respectively.

Note 3.       Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale marketable security which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2003, the fair value of the Company's interests was $6,806, reflecting an aggregate unrealized gain of $885 and cumulative net amortization of $112 ($80 for the nine months ended September 30, 2003). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                                   Fair Value at
                                   --------------
                                 September 30, 2003          1% Adverse Change          2% Adverse Change
                                 ------------------          -----------------          -----------------
Fair value of the interests            $6,806                      $6,470                    $6,158

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

Note 4.       Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine-month periods ended September 30, 2003 and 2002 are as follows:

                                                                         2003                       2002
                                                                         ----                       ----
Per Statements of Income:
   Rental income from operating leases                                 $ 80,751                    $71,928
   Interest from direct financing leases                                  9,713                      8,581
Adjustment:
   Share of leasing revenue applicable to minority interest              (5,935)                    (5,588)
   Share of leasing revenue from equity investments                      22,712                      9,764
                                                                       --------                    -------
                                                                       $107,241                    $84,685
                                                                       ========                    =======

For the nine-month periods ended September 30, 2003 and 2002, the Company earned its net lease revenues from its investments as follows:

                                                                           2003         %             2002           %
                                                                           ----                       ----
Carrefour France, SAS                                                    $  8,392       8%           $ 4,289         4%
Starmark Camhood, L.L.C. (b)                                                4,840       5                  -         -
Nortel Networks Limited.                                                    4,501       4              4,501         5
Petsmart, Inc. (a)                                                          4,359       4              4,774         6
Clear Channel Communications, Inc. (b)                                      4,245       4                  -         -
TruServ Corporation (b)                                                     3,792       4                  -         -
Atrium Companies, Inc.                                                      3,336       3              3,339         4
Advance PCS, Inc.                                                           3,225       3              3,225         4
Federal Express Corporation                                                 2,961       3              2,929         4
Tower Automotive, Inc.                                                      2,921       3              1,839         2
Galyan's Trading Company                                                    2,858       3              2,858         3
Katun Corporation                                                           2,794       3                846         1
Collins & Aikman Corporation                                                2,459       2              2,430         3
Advanced Micro Devices, Inc. (b)                                            2,444       2              2,444         3
Metaldyne Company LLC                                                       2,395       2              2,351         3
Applied Materials, Inc. (b)                                                 2,323       2              2,325         3
PerkinElmer, Inc.                                                           2,200       2              1,834         2
APW North America Inc.                                                      2,124       2              2,071         3
Amerix Corporation                                                          1,853       2              1,843         2
Celestica Corporation                                                       1,815       2              1,815         2
Institutional Jobbers Company                                               1,703       2              1,703         2
Buffets, Inc.                                                               1,668       2              1,599         2
Gerber Scientific, Inc.                                                     1,638       2              1,588         2
CheckFree Holdings, Inc. (b)                                                1,596       2              1,581         2
McLane Company, Inc. (a)                                                    1,590       1              1,566         2
Gibson Guitar Corp. (c)                                                     1,533       1              1,408         2
Waddington North America, Inc.                                              1,490       1              1,370         2
Stellex Technologies, Inc.                                                  1,488       1              1,471         2
Special Devices, Inc.                                                       1,486       1              1,472         2

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                                                                           2003         %             2002           %
                                                                           ----                       ----
Best Buy Co., Inc.                                                          1,425       1              1,425         2
Builders FirstSource, Inc.                                                  1,401       1              1,479         2
Consolidated Theaters Holding, G.P.                                         1,298       1              1,281         2
PW Eagle, Inc.                                                              1,238       1                961         1
American Tire Distributors, Inc.                                            1,233       1                850         1
New Creative Enterprises, Inc.                                              1,183       1              1,182         1
Rave Reviews Cinemas, L.L.C.                                                1,075       1              1,054         1
Barjan Products L.L.C.                                                      1,065       1              1,065         1
Compucom Systems, Inc.                                                      1,056       1              1,030         1
Fitness Holdings, Inc.                                                      1,015       1                987         1
Metagenics, Inc.                                                            1,011       1              1,011         1
Other (d) (e)                                                              14,212      13             12,889        14
                                                                         --------     ---            -------       ---
                                                                         $107,241     100%           $84,685       100%
                                                                         ========     ===            =======       ===

(a)      Net of minority interest of an affiliate.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

(c)      Net of minority interest of an unaffiliated third party.

(d)      Includes amounts which are net of minority interest.

(e) Includes the Company's proportionate share of lease revenues from equity investments.

For the nine-month period ended September 30, 2003, lessees were responsible for the direct payment of approximately $10,049 of real estate taxes on behalf of the Company.

In connection with a lease that had been terminated in a prior period, the Company recognized approximately $2,588 of other income in 2003 as the result of a security deposit from a former lessee, Exodus Communications, Inc. which was forfeited to the Company. Such amount is included in interest and other income for the nine-month period ended September 30, 2003 in the accompanying condensed consolidated financial statements.

Note 5.       Equity Investments:

The Company owns interests in single-tenant net leased properties through equity interests (i) in various partnerships and limited liability companies and (ii) as tenants-in-common subject to joint control. The ownership interests range from 33.33% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., TruServ Corporation, Clear Channel Communications, Inc. and Starkmark Camhood, LLC. On February 7, 2003, the Company along with two affliliates, through a newly-formed limited liability company, entered into a master net lease with Starmark Camhood, LLC ("Starmark") (see Note 8).

Summarized financial information of the Company's equity investees is as follows:

(In thousands)                                                  September 30, 2003      December 31, 2002
                                                                ------------------      -----------------
Assets (primarily real estate)                                       $782,695                $591,167
Liabilities (primarily mortgage notes payable)                        471,471                 329,330
Partners' and members' equity                                         311,224                 261,837

                                                                      Nine Months Ended September 30,
                                                                     --------------------------------
                                                                        2003                   2002
                                                                        ----                   ----
Revenues (primarily rental revenues)                                 $ 60,402                $ 25,396
Expenses (primarily interest on mortgages and depreciation)           (34,152)                (14,907)
                                                                     --------                --------
Net income                                                           $ 26,250                $ 10,489
                                                                     ========                ========

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 6.       Discontinued Operations:

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

The operations from a property in Greenville, Texas, which was sold in June 2002 are included as "Discontinued Operations." There were no discontinued operations in 2003. A summary of Discontinued Operations for the nine months ended September 30, 2002 is as follows:

                                                       Nine Months Ended
                                                      September 30, 2002
                                                      ------------------
Revenues (primarily rental revenues)                          $150
Expenses (primarily interest on mortgages,
   depreciation and property expenses)                         (78)
Gain on sale of real estate                                    333
                                                              ----
    Income from discontinued operations                       $405
                                                              ====

Note 7.       Acquisition of Real Estate Interest:

Investments acquired during the nine months ended September 30, 2003 which were fully described in the Company's Quarterly Report on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003 are summarized as follows:

                                                                            Initial       Original       Annual
                                             Ownership                      Annual        Mortgage        Debt         Date
Lease Obligor:                       Cost    Interest         Location       Rent         Financing      Service      Acquired
--------------                       ----    --------         --------       ----         ---------      -------      --------
Starmark Camhood LLC(a)            $72,984       41%       15 health club    $7,492       $  44,403      $ 4,138       2/7/2003
                                                              facilities
Carrefour France SAS(c)            $10,422      100%       Le Mans, France   $2,651       $   8,203(b)   $   642      7/24/2003

(a) The Starmark investment is accounted for as an equity investment. The amounts presented are pro rata.

(b)      Variable rate obligation.

(c)      Expansion of an existing property.

Note 8.       Impairment Charge on Real Estate:

The Company owns a property in Gardena, California leased to Scott Companies Inc. Scott has rent arrearages of $272 as of September 30, 2003 and as a result of its financial difficulties has defaulted on its lease. The Company has written down the property to its estimated fair value and recognized an impairment charge of $2,900.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003 and the adoption did not have a material effect on the Company's financial statements. The Company no longer classifies gains and losses for the extinguishment of debt as extraordinary items.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB staff issued a FASB Staff Position ("FSP") which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created prior to February 1, 2003. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB recently issued FSP 150-3, which defers the provisions of paragraph 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has interests in five limited partnerships that are consolidated and that are considered mandatorily redeemable controlling interests with finite lives. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests are approximately $12,451 and $13,478, respectively, at September 30, 2003.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with Corporate Property Associates 14 Incorporated's ("CPA(R):14") condensed consolidated financial statements and notes thereto as of September 30, 2003 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or the objectives and plans of CPA(R):14 will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of CPA(R):14's business objectives, acquisition and financing strategies and risk factors which could affect future operating results.

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

In connection with CPA(R):14's acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values in accordance with SFAS No. 141, "Business Combinations." The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values.

CPA(R):14 records above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) an estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The total amount of other intangible assets is allocated to in-place lease values and tenant relationship intangible values based on CPA(R):14's evaluation of the specific characteristics of each tenant's lease and its overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or our estimates are considered in determining these values.

Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. CPA(R):14 also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on an assessment of specific market conditions. CPA(R):14 estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles are amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

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

To the extent that investments and subsidiaries account for their financial position and results of operations in a functional currency other than U.S. dollars, it is necessary for CPA(R):14 to translate from the functional currency to U.S. dollars. The functional currency is the currency of the primary economic environment in which the real estate investments or subsidiary operates. The translation of the functional currency for assets and liabilities uses the current exchange rate as of the balance sheet date and for revenues and expenses uses a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translation adjustments are reported as a component of other comprehensive income as part of shareholders' equity.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss measured from the transaction date or the most recent intervening balance sheet date, whichever is later, realized upon settlement of a foreign currency

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

transaction generally is included in net income from the period in which the transaction is settled. Foreign currency transactions are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholders' equity if (i) they are designated as, and are effective as, economic hedges of a net investment and are (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the financial statements.

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

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of CPA(R):14's portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):14's ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking favorable limited recourse mortgage financing opportunities. As of September 30, 2003, CPA(R):14 operates in one segment, real estate operations, and owned properties in the United States, the Netherlands, Finland, France and the United Kingdom.

RESULTS OF OPERATIONS:

Net income for the comparable three-month and nine-month periods ended September 30, 2003 and 2002 decreased and increased by $1,660 and $1,427, respectively, and income from continuing operations decreased and increased by $1,660 and $1,832, respectively. Net income for the nine-month period ended September 30, 2003 included the benefit from the forfeiture of a $2,588 security deposit to CPA(R):14 by a former lessee which was offset by a $2,900 impairment charge on real estate. The increases in income from continuing operations, net of the forfeiture benefit and impairment charge are due to an increase in CPA(R):14's real estate asset base including its equity investments and the completion of build-to-suit projects. CPA(R):14 still has funds available to further diversify its real estate portfolio.

Lease revenues increased by $1,741 and $9,955 for the three-month and nine-month periods, respectively, primarily as a result of completing build-to-suit commitments and purchasing real estate. In July 2003, CPA(R):14 funded an expansion of an existing property leased to Carrefour France SAS in Le Mans, France. Additional annual rent from the expansion will provide approximately $1,000, based on current exchange rates. CPA(R):14 also completed build-to-suit projects with Waddington North America, Inc., Career Education Group and Rave Motion Pictures LLC during the current nine-month period which will provide aggregate annual lease revenues of $2,691. During 2002, CPA(R):14 entered into leases with Carrefour France SA, UTI Holdings, Inc., Tower Automotive, Inc., PW Eagle, Inc., American Tire Distributors and Katun Corporation, which provided for $1,025 and $8,732 of the increases in lease revenues for the three-month and nine-month periods. In March 2003, Fleming Companies, Inc. filed a voluntary petition of bankruptcy and subsequently terminated its lease at a property in Grand Rapids, Michigan. An affiliate owns a 40% minority interest in the property. CPA(R):14's share of annual rent from the Fleming lease was $925. The Grand Rapids property is being remarketed. More than 35 leases have rent increases scheduled in 2003 and 2004. The initial term of a lease with Best Buy, Inc. for a retail property in Torrance, California is scheduled to expire in 2005 and contributes $1,900 of annual lease revenues. Best Buy has not indicated whether it intends to extend its lease.

Income from equity investments increased by $2,188 and $6,091 for the three-month and nine-month periods ended September 30, 2003, respectively, primarily as the result of acquiring interests in properties leased to TruServ Corporation and Clear Channel Communications, Inc. in December 2002 and Starmark Camhood, LLC in February 2003. CPA(R):14's annual distributions from the real estate operations of these equity investments are estimated to be approximately $7,715.

The increase in interest and other income of $1,574 and $4,384 during the three-month and the nine-month periods ended September 30, 2003, respectively, consisted of property expense reimbursements received from lessees,

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

interest income earned from CPA(R):14's interest in a mortgage securitization and, for the nine-month period, the forfeiture of the $2,588 security deposit. Reimbursements from tenants of $1,593 and $1,742 for the current three-month and nine-month periods, respectively, were used to pay real estate taxes and other property expenses that a lessee generally incurs under a net lease, and the reimbursements, net of the expenses, have no effect on net income. CPA(R):14 acquired its subordinated interest in the mortgage securitization in August 2002 and earned interest income of $194 and $599 from the investment for the current three-month and nine-month periods, respectively. Interest income from cash investments decreased by $124 and $825 for the comparable periods, respectively, as CPA(R):14 has used its cash to purchase real estate.

Interest expense for the three-month and nine-month periods ended September 30, 2003 increased by $1,610 and $6,988, respectively, as a result of obtaining $198,455 and $27,477 of mortgage financing in 2002 and 2003, respectively. Increases in depreciation were directly attributable to the increase in real estate assets purchased in 2002 and 2003. Property expense for the comparable three-month and nine-month periods increased by $3,010 and $5,626, respectively, due to expenses which have been reimbursed by lessees and increases in asset management and performance fees of $449 and $3,182 for the comparable periods. The asset-based fees increased as a result of the growth of CPA(R):14's asset base. Property expenses have increased due to the vacancy of a property in Grand Rapids, Michigan; however, if CPA(R):14 enters into a lease with a new tenant, CPA(R):14 expects the lessee to pay such costs. Estimated annual carrying costs on the Grand Rapids property are approximately $400. General and administrative expense decreased by $92 and increased by $1,534 for the comparable three-month and nine-month periods, due to an increase in investor-related costs over the comparable nine-month periods and increases in certain variable costs which increased as CPA(R):14's asset base increased.

Financial Condition:

There has been no material change in CPA(R):14's financial condition since December 31, 2002. CPA(R):14's cash has decreased by $19,083 since December 31, 2002, primarily as a result of acquiring new real estate investments. CPA(R):14 is using its cash to purchase new properties to further diversify its portfolio, complete its commitments on build-to-suit construction projects and maintain cash balances sufficient to meet working capital needs. As of September 30, 2003, CPA(R):14 had approximately $18,339 of cash available for the acquisition of real estate investments, and $1,661 committed to complete build-to-suit projects.

For the nine months ended September 30, 2003, cash flows from operating activities and equity investments of $44,665 were not fully sufficient to pay dividends to shareholders of $37,572, meet scheduled principal payment installments on mortgage debt of $6,701 and distribute $2,195 to minority partners ($400 from the release of mortgage escrow funds was distributed to a minority partner). Operating cash flow is expected to continue to increase as a result of acquiring the Carrefour expansion and completing three build-to-suit projects, all of which commenced paying rent in the third quarter. Annual cash flow from the three build-to-suit projects and the Carrefour expansion, net of property-level debt service, is projected to be approximately $2,104. CPA(R):14's investment in Starmark is projected to contribute annual distributions of $3,300, of which only $587 had been received through September 30, 2003. A portion of Starmark's rent has been used to fund certain debt service escrow obligations which are to be reimbursed by the lessee. Based on the projected increase in operating cash flows from the completed build-to-suit projects and the investment in Starmark, cash flow from operations and equity investments is expected to be sufficient to meet operating cash flows objectives.

CPA(R):14's investing activities included using a total of $48,874 to purchase a 41% interest in the Starmark properties, to complete the Waddington, Career Education and Rave projects and to acquire the Carrefour expansion. As of September 30, 2003, all three build-to-suit projects were in service; however, $1,661 remained to be funded. In July 2003, CPA(R):14 used $10,422 for the acquisition of the Carrefour expansion (including obtaining mortgage financing of $8,203 based on the exchange rate for the Euro). The annual cash flow (rent less property-level mortgage debt service) from the expansion is projected to be approximately $397, based on current exchange rates. In January 2003, CPA(R):14 received $8,722 from its share of mortgage proceeds obtained by an equity investee. CPA(R):14 also paid an annual installment of deferred acquisition fees in January 2003 of $2,373.

In addition to paying dividends to shareholders, principal payments on mortgage debt and paying distributions to minority interest owners, CPA(R):14's financing activities included obtaining proceeds of $21,582 from mortgage

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

loans and $1,617 from a note payable collateralized by the Carrefour property. During 2003, CPA(R):14 obtained the $8,203 mortgage loan collateralized by the Carrefour property and $6,680 of additional proceeds on a mortgage loan collateralized by the Career Education property, increasing the loan on the property to $12,500. Annual debt service on the Carrefour and Career Education properties is $558 at current exchange rates and $984, respectively. CPA(R):14 also obtained $6,700 of limited recourse mortgage debt collateralized by the UTI Holdings, Inc. property in Mooresville, North Carolina, at an annual debt service of $587. CPA(R):14 has no mortgage balloon payments scheduled until June 2006. Substantially all of CPA(R):14's mortgages are limited recourse and bear interest at fixed rates. Accordingly, CPA(R):14's cash flow should not be adversely affected by increases in interest rates which are at or near historical lows. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):14's other assets, while unsecured financing would give a lender recourse to all of CPA(R):
14's assets. The use of limited recourse debt, therefore, will allow CPA(R):14 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):14 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):14's portfolio and, therefore, reduce concentration of risk in any particular lessee.

CPA(R):14 conducts business in Europe. While CPA(R):14 recognized a foreign transaction gain in 2003 of $324 in connection with the transfer of cash from a foreign subsidiary, foreign currency transaction gains and losses were not material to CPA(R):14's results of operations for the nine months ended September 30, 2003. CPA(R):14 was not subject to material foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):14 has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. CPA(R):14 has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. As of September 30, 2003, Carrefour, which leases properties in France, contributed 8% of lease revenues (see Note 4 to the accompanying condensed consolidated financial statements). The leverage used on the limited recourse financing of the Carrefour investments is higher than the average leverage on CPA(R):14's domestic real estate investments.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):14's contractual obligations and commitments is as follows:

(in thousands)                            Total       2003        2004         2005        2006        2007      Thereafter
                                          -----       ----        ----         ----        ----        ----      ----------
Obligations:
  Mortgage notes payable (1)             $693,444    $2,544      $10,578      $11,593     $12,547     $13,488      $642,694
  Deferred acquisition fees                22,530                  3,204        3,420       3,420       3,420         9,066
  Subordinated disposition fees               240                                                                       240
Commitments:
  Commitments for build-to-suit
     construction                           1,661     1,661
  Share of minimum rents payable
     under office cost-sharing
     agreement                              1,100        28          390          390         292
                                         --------    ------      -------      -------     -------     -------      --------
                                         $718,975    $4,233      $14,172      $15,403     $16,259     $16,908      $652,000
                                         ========    ======      =======      =======     =======     =======      ========

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CPA(R):14 adopted this statement effective January 1, 2003 and the adoption did not have a material affect on CPA(R):14's financial statements. CPA(R):14 no longer classifies gains and losses for the extinguishment of debt as extraordinary items.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. CPA(R):14 does not have any employees nor any stock-based compensation plans.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB staff issued a FASB Staff Position ("FSP") which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created prior to February 1, 2003. CPA(R):14's maximum loss exposure is the carrying value of its equity investments. CPA(R):14 has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           (Dollars in thousands, except share and per share amounts)

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FASB No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB recently issued FSP 150-3, which defers the provisions of paragraph 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests assocated with finite-lived entities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. CPA(R):14 has interests in five limited partnerships that are consolidated and that are considered mandatorily redeemable controlling interests with finite lives. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests are approximately $12,451 and $13,478, respectively, at September 30, 2003.

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

CPA(R):14 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2003, CPA(R):14's interests in CCMT had a fair value of $6,806.

Approximately $665,939 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of September 30, 2003 ranged from 6.09% to 8.85%. The interest rate on the variable rate debt as of September 30, 2003 ranged from 3.12% to 6.59%.

                           2003         2004       2005        2006         2007        Thereafter      Total       Fair Value
                           ----         ----       ----        ----         ----        ----------      -----       ----------
Fixed rate debt           $2,469       $10,211    $11,201     $12,138      $13,061       $616,859      $665,939      $675,290
Weighted average
    interest rate           7.20%         7.20%      7.20%       7.20%        7.20%          7.47%
Variable rate debt        $   75       $   367    $   392     $   409      $   427       $ 25,835      $ 27,505      $ 27,505

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2003.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2003, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

      (a)     Exhibits:

       31.1     Certification of Co-Chief Executive Officers

       31.2     Certification of Chief Financial Officer

       32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)    Reports on Form 8-K:

              During the quarter ended September 30, 2003, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

  11/10/2003                            By:  /s/ John J. Park
--------------                              -----------------------------------
    Date                                          John J. Park
                                                  Managing Director and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

  11/10/2003                            By:  /s/ Claude Fernandez
--------------                              -----------------------------------
    Date                                          Claude Fernandez
                                                  Managing Director and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)