Form 10-K
period 2003-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2004-03-15
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                            -------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

         Registrant has no active market for its common stock as of March 5, 2004. Non-affiliates held 65,198,813 shares as of March 5, 2004.

         As of March 5, 2004, there are 66,944,487 shares of common stock of Registrant outstanding.

         CPA(R):14 incorporates by reference its definitive Proxy Statement with respect to its 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

Item 1. Business.

Corporate Property Associates 14 Incorporated ("CPA(R):14") is a Real Estate Investment Trust ("REIT") that acquires and owns commercial properties leased to companies nationwide and internationally, primarily on a triple net basis. As of December 31, 2003, CPA(R):14's portfolio consisted of 157 properties leased to 71 tenants and totaling more than 24,133 thousand square feet.

CPA(R):14's core investment strategy is to purchase and own properties leased to a variety of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CPA(R):14 also generally includes in its leases:

                  - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

                  - covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

                  - indemnification of CPA(R):14 for environmental and other liabilities; and

                  - when appropriate, guarantees from parent companies or other entities.

CPA(R):14 was formed as a Maryland corporation on June 4, 1997. Between November 1997 and November 2001, CPA(R):14 sold a total of 65,794,280 shares of common stock for a total of $657,942,800 in gross offering proceeds. Through December 31, 2003, CPA(R):14 has also issued 147,550 shares ($1,475,500) through its dividend reinvestment plan. These proceeds are being combined with limited recourse mortgage debt to acquire a portfolio of properties. As a REIT, CPA(R):14 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

W. P. Carey & Co. LLC ("WPC"), CPA(R):14's advisor, provides both strategic and day-to-day management for CPA(R):14, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. WPC also provides office space and other facilities for CPA(R):14. WPC has dedicated senior executives in each area of its organization so that CPA(R):14 functions as a fully integrated operating company. CPA(R):14 pays asset management fees to WPC and pays certain transactional fees. CPA(R):14 also reimburses WPC for certain expenses. WPC also serves in this capacity for Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated, Corporate Property Associates 15 Incorporated and Corporate Property Associates 16 - Global Incorporated. WPC is listed on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):14's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2003, CPA(R):14 had no employees. WPC employs 120 individuals who perform services for CPA(R):14.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

ACQUISITION STRATEGIES

WPC has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CPA(R):14. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, WPC has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CPA(R):14 takes advantage of WPC's presence in the net lease market to build its portfolio. In evaluating opportunities for CPA(R):14, WPC carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CPA(R):14 believes that WPC has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. WPC seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CPA(R):14 believes that the experience of WPC's management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables WPC to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

WPC's strategy in structuring its net lease investments for CPA(R):14 is to:

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

DEVELOPMENTS DURING 2003

SIGNIFICANT ACQUISITIONS:

On February 7, 2003, the Company, and two affiliates, Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 15 Incorporated ("CPA(R):15"), through a newly-formed limited liability company with ownership interests of 41%, 15% and 44%, respectively, purchased land and 15 health club facilities for $178,010,471 and entered into a master net lease with Starmark Camhood, LLC ("Starmark"). The lease obligations of Starmark are jointly and unconditionally guaranteed by seven of its affiliates. The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272,400 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021. In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300,000 and a mezzanine loan of $20,000,000. The first mortgage provides for monthly payments of interest and principal of $563,936 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is payable. The mezzanine loan provides for monthly payments of interest and principal of $277,201 at an annual interest rate of 11.15% and will fully amortize over its ten-year term. The limited liability company was granted warrants for Class C Unit interests in Starmark. If exercised, the Unit interests would represent a 5% interest in Starmark as of the date of grant. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

On July 24, 2003, the Company completed an expansion at its existing facility in Le Mans, France leased to Carrefour France SAS ("Carrefour") at a cost of E9,068,072 ($10,421,935 based on the exchange rate at the completion date) and amended and restated its existing lease with Carrefour. The amended and restated lease has a remaining term through March 2011 and provides for an increase in annual rent of E867,851 to E2,306,612 ($2,650,989), with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index. In connection with the expansion, the Company obtained E7,137,000 ($8,202,554) of limited recourse mortgage financing collateralized by the property. The loan provides for quarterly payments of interest at an annual interest rate of 5.51%. The interest rate is fixed through July 2010, at which time the loan will convert to a variable rate. Principal installments are payable based on an initial 2.60% annuity, with scheduled increases throughout the term of the loan. The loan matures on April 30, 2017, at which time a balloon payment is scheduled.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

During 2003, CPA(R):14 completed build-to-suit projects with Waddington North America, Inc., Career Education Group and Rave Motion Pictures LLC which are providing an increase in aggregate annual lease revenues of $2,690,902. In July 2003, the Company obtained $6,700,000 of limited recourse mortgage debt collateralized by the UTI Holdings, Inc. property in Mooresville, North Carolina, at an annual debt service of $586,729.

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):14 uses leverage when available on favorable terms. CPA(R):14 has approximately $702,175,000 in property level debt outstanding. These mortgages mature between 2006 and 2008 and have fixed interest rates between 3.12% and 8.85%.

CPA(R):14 is a party to a mortgage financing securitization transaction with three affiliates, W. P. Carey & Co. LLC, Carey Institutional Properties Incorporated and Corporate Property Associates 12 Incorporated, entered into in August 2002. CPA(R):14 and the three affiliates obtained an aggregate of approximately $172,335,000 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans, and sold the interests in the trust as collateralized mortgage obligations in a private placement to institutional investors. CPA(R):14 and the three affiliates agreed to acquire a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by CPA(R):14 was proportional to the mortgage amounts obtained. The CPA(R) Interests were purchased for $24,129,000 of which CPA(R):14's share was $6,032,000 or 25%, and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. CPA(R):14 is accounting for its interest in the CPA(R) Interests as an available-for-sale security and will be measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity.

WPC continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

In analyzing potential acquisitions, WPC reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CPA(R):14's acquisition criteria. The aspects of a transaction which are reviewed and structured by WPC include the following:

         Tenant Evaluation. WPC evaluates each potential tenant for its credit, management, position within its industry, operating history and profitability. WPC seeks tenants it believes will have stable or improving credit. By leasing properties to these tenants, CPA(R):14 can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CPA(R):14's property will likely increase (if all other factors affecting value remain unchanged). WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CPA(R):14 with additional financial security. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. While WPC will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. WPC's and the investment committee's standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.

         Leases with Increasing Rent. WPC typically includes, or attempts to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are generally tied to increases in indices such as the consumer price index. In the case of retail stores, these leases often provide for participation in gross sales above a stated level. The lease may also provide for mandated rental increases on specific dates or other methods that may not have been in existence or contemplated by us as of the date of this report. WPC seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

         Properties Important to Tenant Operations. WPC generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. WPC believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant. WPC also seeks to assess the income, cash flow and profitability of the business conducted at the property so that, if the tenant is unable to operate its business, CPA(R):14 can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

         Lease Provisions that Enhance and Protect Value. When appropriate, WPC attempts to include provisions in its leases that require its consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. These provisions protect CPA(R):14's investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or could reduce the value of CPA(R):14's properties.

         Diversification. WPC will continue to diversify CPA(R):14's portfolio to avoid dependence on any one particular tenant, type of facility, geographic location or tenant industry. By diversifying CPA(R):14's portfolio, WPC reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

WPC uses a variety of other strategies in connection with its acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant or the stock of the parent of the tenant. If the value of the stock exceeds the exercise price of the warrant, equity enhancements help CPA(R):14 to achieve its goal of increasing funds available for the payment of distributions.

As a transaction is structured, it is evaluated by the chairman of WPC's investment committee. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies CPA(R):14's investment criteria. The investment committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced individuals serve on its investment committee and does not invest in a transaction unless it is approved by the investment committee.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

      - Ralph F. Verni is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

      - Karsten von Koller was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

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

WPC's practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition. CPA(R):14 will also consider factors peculiar to the laws of foreign countries, in addition to the risk normally associated with real property investments, when considering an investment located outside the United States.

ASSET MANAGEMENT

CPA(R):14 believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

WPC monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. WPC reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

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

INDUSTRY SEGMENT

CPA(R):14 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2003, no lessee represented 10% or more of the total operating revenue of CPA(R):14.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

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

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.

Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet the mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

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

Some of the programs managed by WPC or its affiliates have had tenants file for bankruptcy protection and are involved in litigation. Four CPA(R) programs had to reduce the rate of distributions to their partners as a result of adverse developments involving tenants.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

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

Our success will be dependent on the performance of WPC.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of WPC in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of WPC and the oversight of the board of directors.

WPC may be subject to conflicts of interest.

WPC manages our business and selects our real estate investments. WPC has some conflicts of interest in its management of CPA(R):14, which arise primarily from the involvement of WPC and its affiliates in other activities that may conflict with CPA(R):14 and the payment of fees by us to WPC and its affiliates. The activities in which a conflict could arise between CPA(R):14 and WPC are:

- the receipt of commissions, fees and other compensation by WPC and its affiliates for property purchases, leases, sales and financing for CPA(R):14, which may cause WPC and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

- agreements between CPA(R):14 and WPC or any of its affiliates, including agreements regarding compensation of WPC and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

- purchases and loans from affiliates, subject to CPA(R):14's investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

- competition with certain affiliates for property acquisitions, which may cause WPC and its affiliates to direct properties suitable for us to other related entities;

- disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by WPC and/or its affiliates and the distributions to shareholders.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Our use of debt to finance acquisitions could adversely affect our cash flow.

Most of our property acquisitions will be made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. We typically borrow between 55% and 65% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties. Any borrowings in excess of 75% of the value of all properties must be approved by a majority of the independent directors and disclosed to shareholders. As of December 31, 2003, we had limited recourse mortgage notes payable outstanding of $702,175,000.

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

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. No balloon payments are scheduled in 2004 through 2007; in 2008, balloon payments totaling $5.3 million will be due.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

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

We participate in joint ventures with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

In some of our joint venture relationships with publicly registered investment programs or other entities sponsored by WPC or one of its affiliates, we enter into investments as tenants-in-common. This poses risks in addition to those mentioned above. The partition rights of each co-tenant in a tenancy-in-common could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Item 2.  Properties.

Set forth below is certain information relating to CPA(R):14's properties owned as of December 31, 2003.

                                                                       RENT PER     SHARE OF
          LEASE OBLIGOR/                  OWNERSHIP          SQUARE     SQUARE       CURRENT       INCREASE     LEASE     MAXIMUM
             LOCATION                    INTEREST(1)        FOOTAGE      FOOT    ANNUAL RENTS(2)    FACTOR       TERM      TERM
-----------------------------------------------------------------------------------------------------------------------------------
CARREFOUR FRANCE, SAS (3)
   Boe, Carpiquet, Le Mans,
   Vendin-le-Vieil, Lagnieu,
   Luneville, and St.
   Germain du                              100%             2,973,115   $ 2.43     $8,699,513(4)    INSEE(5)  Mar. 2011     None
   Puy, France
   Lieusaint, France                       100%               100,561    19.52      1,962,601(4)    INSEE(5)  Jun. 2011     None
   Le Mans, France                         100%               840,974     3.44      2,896,413(4)    INSEE(5)  Jul. 2012     None
                                                            ---------              ----------
                         Total:                             3,914,650              13,558,527

STARMARK CAMHOOD, L.L.C. (3)
   Tampa and Boca Raton, FL;
   Newton, MA; Bloomington (2),
   Brooklyn Center, Bumsville,       41% interest in a
   Eden Prairie (2), Fridley,        limited liability
   Minnetonka and St. Louis Park,      company owning
   MN; Albuquerque, NM (4)          land and buildings(5)   1,652,154    11.06      7,491,683        CPI      Feb. 2023   Feb. 2053

NORTEL NETWORKS LIMITED(3)
   Richardson, TX                          100%               281,758    18.77      5,287,500       Stated    Dec. 2016   Dec. 2031

PETSMART, INC. (3)
   Phoenix, AZ; Westlake Village,
   CA; Boca Raton, Lake Mary,
   Tallahassee, Plantation, FL;
   Evanston, IL; Braintree, MA;         70% interest
   Oxon Hill, MD; Flint, MI;           in two limited
   Fridley, MN; Dallas, Southlake,      partnerships
   TX                                 owning land and
                                         buildings(5)         946,177     7.68      5,083,924       Stated    Nov. 2021   Nov. 2041

ATRIUM COMPANIES, INC. (3)
   Dallas and
   Greenville, TX                          100%               823,713     2.13      1,757,940        CPI      Nov. 2019   Nov. 2029
   Welcome, NC; Murrysville, PA;
   Wylie, TX                               100%               826,702     3.38      2,791,356        CPI      Nov. 2021   Nov. 2031
                                                            ---------              ----------
                         Total:                             1,650,415               4,549,296

CLEAR CHANNEL COMMUNICATIONS, INC. (3)
   New York, NY                       40% interest in a
                                     limited partnership
                                       owning land and
                                          buildings           227,685    47.94      4,365,725       Stated    Sep. 2020   Sep. 2040

ADVANCE PARADIGM, INC. (3)
   Scottsdale, AZ                          100%               354,888    12.12      4,300,000     Fair value  Sep. 2021   Sep. 2051

TRUSERV CORPORATION (3)
   Kingman, AZ; Springfield, OR;       35% interest in
   Fogelsville, PA; Jonesboro, GA;      three limited
   Kansas City, MI; Woodland,           partnerships
   CA; Corsicana, TX                   owning land and
                                          buildings         3,628,160     3.31      4,202,502       Stated    Dec. 2022   Nov. 2042

FEDERAL EXPRESS CORPORATION(3)
   Collierville, TN                   60% interest in

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                                       RENT PER     SHARE OF
          LEASE OBLIGOR/                  OWNERSHIP          SQUARE     SQUARE       CURRENT       INCREASE     LEASE     MAXIMUM
             LOCATION                    INTEREST(1)        FOOTAGE      FOOT    ANNUAL RENTS(2)    FACTOR       TERM      TERM
-----------------------------------------------------------------------------------------------------------------------------------
                                         a limited
                                         liability
                                          company
                                        owning land
                                        and building

TOWER AUTOMOTIVE(3)
   Granite City, IL; Clinton
   Township, MI; Kendallville,
   IN; Upper Sandusky, OH                   100%           1,047,400      3.72     3,895,126         CPI      Apr. 2020   Apr. 2040

KATUN CORPORATION(3)
   Davenport, IA; Bloomington,              100%             343,423      8.65     2,971,350         CPI      Jul. 2022   Jul. 2042
   Gorinchem, NT                            100%             133,500      6.38       851,667(4)      CPI      Jul. 2022   Jul. 2042
                                                           ---------               ---------
                                                             476,923               3,823,017

GALYAN'S TRADING COMPANY(3)
   Kennesaw, GA; Plainfield, IN;
   Leawood, KS                              100%             401,252      8.60     3,451,027        Stated    Dec. 2020   Dec. 2060

COLLINS & AIKMAN CORPORATION(3)
   Manchester, MI; Albemarle,
   Farmville and Old Fort, NC;
   Holmesville, OH; Springfield,
   TN                                       100%           1,948,586      1.72     3,347,485         CPI      Sep. 2021   Sep. 2041

PERKINELMER, INC.(3)
                                                                                                   Finnish
   Turku, Finland                           100%             266,310     12.43     3,311,137         CPI      Dec. 2021   Dec. 2031

ADVANCED MICRO DEVICES, INC. (3)
                                           33 1/3%
                                        interest in a
                                      limited liability
                                           company
                                         owning land
   Sunnyvale, CA                        and buildings        361,965     27.01     3,258,612         CPI      Dec. 2018   Dec. 2038

METALDYNE COMPANY LLC(3)
   Rome, GA; Niles, IL;
   Plymouth, MI; Solon and
   Twinsburg, OH                            100%             534,501      6.08     3,250,804         CPI      Jun. 2021   Jun. 2041

APPLIED MATERIALS, INC. (ETEC SYSTEMS, INC.) (3)
                                      49.99% interest in
                                       a building owned
                                         by a limited
   Hayward, CA                        liability company      129,000     47.43     3,058,320         CPI      Sep. 2014  Jan.  2030

APW NORTH AMERICA, INC. (3)
   Monon, IN; Champlin, MN;
   Robbinsville, NJ; North Salt
   Lake City, UT; Radford, VA               100%             816,665      3.58     2,960,775         CPI      May  2017   May  2027

AMERIX CORP.(3)
   Columbia, MD                             100%             160,000     15.61     2,497,022         CPI      Feb. 2017   Feb. 2037

BUFFETS, INC.(3)
   Eagan, MN                                100%             154,394     14.68     2,266,366         CPI      Sep. 2020   Sep. 2040

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                                       RENT PER     SHARE OF
          LEASE OBLIGOR/                 OWNERSHIP           SQUARE     SQUARE       CURRENT       INCREASE     LEASE     MAXIMUM
             LOCATION                    INTEREST(1)        FOOTAGE      FOOT    ANNUAL RENTS(2)    FACTOR       TERM      TERM
-----------------------------------------------------------------------------------------------------------------------------------
GERBER SCIENTIFIC, INC.(3)
   South Windsor (2) and
   Manchester, CT                           100%             347,500      6.49      2,255,324        CPI      Jul. 2018  Jul. 2038

CELESTICA CORPORATION(3)
   Rochester, MN                            100%             204,846     10.71      2,193,900        CPI      Jul. 2017  Jul. 2026

WADDINGTON NORTH AMERICA, INC.(3)
   City of Industry, CA;
   Florence, KY; Chemsford,
   MA; Lancaster, TX                        100%             390,720      5.61      2,192,100        CPI      Apr. 2021  Apr. 2041

CHECKFREE HOLDINGS, INC.(3)
   Norcross, GA                        50% interest in
                                          a limited
                                          liability
                                           company
                                         owning land
                                        and building         220,676     19.29      2,128,373        CPI      Dec. 2015  Dec. 2015

NEXPAK CORPORATION(3)
   Duluth, GA                               100%             221,374      5.93      1,313,000        CPI      Mar. 2021  Mar. 2041

   Helmond, The Netherlands
                                            100%             117,000      6.33       740,974(4)      CPI      Jun. 2021  Jun. 2041
                                                             -------                ---------
                                                             338,374                2,053,974

SPECIAL DEVICES, INC.(3)

   Moorpark, CA; Mesa, AZ                    50%             249,276     16.36      2,038,513        CPI      Jun. 2021  Jun. 2041

MCLANE COMPANY, INC.(3)
   Shawnee, KS; Burlington, NJ;        60% interest in
   Manassas, VA                         a two limited
                                          liability
                                          companies
                                       owning land and
                                          buildings          539,428      6.25      2,021,600        CPI      Nov. 2015  Nov. 2025

STELLEX TECHNOLOGIES, INC.(3)
   Valencia, CA; North
   Amityville, NY                           100%             281,889      7.04      1,983,646        CPI      Feb. 2020  Feb. 2040

CAREER EDUCATION CORPORATION
   Upper Saucon Township, PA                100%              92,782     21.20      1,966,752        CPI      Jun. 2023  Jun. 2043

BEST BUY CO., INC.
   Torrance, CA                             100%             102,470     19.00      1,946,930      Stated     Jan. 2005  Jan. 2010

INSTITUTIONAL JOBBERS COMPANY(3)
   Valdosta, GA; Johnson City,
   TN                                       100%             411,417      4.72      1,942,159      Stated     Dec. 2019  Dec. 2028

BUILDERS FIRSTSOURCE, INC.(3)
   Harrisburg, NC                           100%             174,000      6.04      1,051,102        CPI      Jun. 2020  Jun. 2030

   Norcross, GA; Elkwood, VA;          60% interest in
   Cincinnati, OH                         a limited
                                         partnership         389,261      3.56        830,626        CPI      Jan. 2016  Jan. 2037
                                                             -------                ---------

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                                       RENT PER     SHARE OF
          LEASE OBLIGOR/                 OWNERSHIP           SQUARE     SQUARE       CURRENT       INCREASE     LEASE     MAXIMUM
             LOCATION                    INTEREST(1)        FOOTAGE      FOOT    ANNUAL RENTS(2)    FACTOR       TERM      TERM
-----------------------------------------------------------------------------------------------------------------------------------
                                        owning land
                                       and buildings

                         Total:                              563,261                1,881,728

RAVE REVIEWS CINEMAS, L.L.C.
   Pensacola, FL                            100%              58,916    18.42       1,085,164        CPI      Sep. 2023  Sep. 2043
   Port St. Lucie, FL                       100%              53,104    13.89         737,839        CPI      Jun. 2021  Jun. 2041
                                                             -------                ---------
                         Total:                              112,020                1,823,003

GIBSON GUITAR CORP. (3)
   Bozeman, MT; Elgin, IL;             82.5% interest
   Nashville, TN (2)                   in two limited
                                        partnerships
                                         owning land
                                        and buildings        336,721     6.44       1,790,239        CPI      Mar. 2021  Mar. 2031

PW EAGLE, INC. (3)
   Tacoma, WA; West Jordan,
   UT; Perris, CA; Eugene, OR               100%           1,079,424     1.53       1,650,875        CPI      Feb. 2022  Feb. 2042

AMERICAN TIRE DISTRIBUTORS, INC. (FORMERLY HEAFNER TIRE GROUP, INC.) (3)
   Mauldin, SC; Charlotte, NC;
   Lincolnton, NC                           100%             465,588     3.53       1,644,500        CPI      Mar. 2022  Mar. 2042

NEW CREATIVE ENTERPRISES, INC. (3)
   Milford, OH                              100%             437,000     3.73       1,629,114        CPI      Sep. 2021  Sep. 2046

CONSOLIDATED THEATERS HOLDING, G.P. (3)
   Midlothian, VA                           100%              80,730    19.21       1,550,489       Stated    Aug. 2020  Aug. 2030

PRODUCTION RESOURCE GROUP
   Las Vegas, NV                            100%             127,796     7.68         979,034        CPI      Mar. 2014  Mar. 2024
   Burbank and
   Los Angeles, CA                          100%              49,374     8.80         434,305        CPI      Oct. 2014  Oct. 2024
                                                             -------                ---------
                         Total:                              177,170                1,413,339

COMPUCOM SYSTEMS, INC. (3)
   Dallas, TX                         33 1/3% interest
                                        in a limited
                                         liability
                                          company
                                      owning land and
                                          building           255,378    16.54       1,408,043        CPI      Apr. 2019  Apr. 2029

FITNESS HOLDINGS, INC. (3)
   Salt Lake City, UT                       100%              36,851    16.80         618,949        CPI      May 2020   May 2035
   St. Charles, MO(3)                       100%              38,432    19.46         747,790        CPI      Dec. 2020  Dec. 2035
                                                              ------                ---------
                         Total:                               75,283                1,366,739

BARJAN PRODUCTS L.L.C. (3)
   Rock Island, IL                          100%             241,950     5.44       1,316,906       Stated    Oct. 2016  Oct. 2026

UTI HOLDINGS, INC. AND NASCAR
   TECHNICAL INSTITUTE, INC.
   Mooresville, NC                          100%             144,995     8.91       1,291,727     Fair value  Sep. 2022  Sep. 2043

THE BON-TON DEPARTMENT STORES, INC. (3)
   York, PA (2)                             100%             301,337     4.25       1,281,674        CPI      Dec. 2020   Dec. 2046

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                                       RENT PER     SHARE OF
          LEASE OBLIGOR/                 OWNERSHIP           SQUARE     SQUARE       CURRENT       INCREASE     LEASE     MAXIMUM
             LOCATION                    INTEREST(1)        FOOTAGE      FOOT    ANNUAL RENTS(2)    FACTOR       TERM      TERM
-----------------------------------------------------------------------------------------------------------------------------------
METAGENICS, INC.
   San Clemente, CA                         100%             88,070      14.45      1,272,924       Stated    Aug. 2011  Aug. 2021

TEXTRON, INC. (3)
   Gilbert, AZ                        50% interest in a
                                      limited liability
                                        company owning
                                           land and
                                           building         243,370      10.19      1,239,739        CPI      Jan. 2019  Jan. 2039

LINCOLN TECHNICAL INSTITUTE, INC. (3)
   Union, NJ; Grand Prairie, TX;
   Allentown and Philadelphia, PA           100%            158,202       7.56      1,196,485        CPI      Dec. 2016  Dec. 2016

MERIDIAN AUTOMOTIVE SYSTEMS, INC. (3)
   Salisbury, NC                            100%            333,830       3.51      1,170,830       Stated    Sep. 2021  Sep. 2041

BLP GROUP PLC(3)
   Doncaster, South Yorkshire,
   United Kingdom                           100%            225,998       4.56      1,031,530       Stated    Jan. 2031  Jan. 2031

INTERNATIONAL GARDEN PRODUCTS, INC. (3)
   Lakewood, NJ                             100%            218,201       4.15        905,674        CPI      Dec. 2021  Dec. 2031

TOWNE HOLDINGS, INC. (3)
   Elk Grove Village, IL                    100%             46,672      19.08        890,591        CPI      Oct. 2020  Oct. 2040

LENNAR CORPORATION(3)
   Houston, TX                              100%             52,144      13.73        715,750        CPI      Oct. 2015  Oct. 2035

BRASHEAR LP (3)
   Pittsburgh, PA                           100%            146,103       4.79        699,200        CPI      Dec. 2013  Dec. 2023

TRANSCORE HOLDINGS INC. (3)
   Albuquerque, NM                          100%             74,747       8.69        649,881       Stated    Sep. 2015  Sep. 2030

EARLE M. JORGENSEN COMPANY(3)
   Kansas City, MO                          100%            120,855       5.19        627,059       Stated    Mar. 2020  Mar. 2035

MCCOY, INC. (3)
                                      90% interest in a
                                           limited
   Houston, TX                           partnership
                                       owning land and
                                          building          140,000       4.26        536,760       Stated    Sep. 2007  Sep. 2007

WEST UNION CORPORATION(3)

   Tempe, AZ                                100%            116,922       4.55        532,350       Stated    Jan. 2015  Jan. 2035

NEWPARK RESOURCES, INC.

   Lafayette, LA                            100%             34,425      11.24        384,873        CPI      Nov. 2017  Nov. 2027

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                                       RENT PER     SHARE OF
          LEASE OBLIGOR/                 OWNERSHIP           SQUARE     SQUARE       CURRENT       INCREASE     LEASE     MAXIMUM
             LOCATION                    INTEREST(1)        FOOTAGE      FOOT    ANNUAL RENTS(2)    FACTOR       TERM      TERM
-----------------------------------------------------------------------------------------------------------------------------------
VARIOUS TENANTS(3)
   Nashville, TN                     82.5% interest in
                                         a limited
                                        partnership                                                           Sep. 2004  Sep. 2004
                                      owning land and                                                          through    through
                                         building            23,178      12.69       294,217        Stated    Feb. 2008  Feb. 2008

WASATCH SUMMIT
   Lindon, UT                              100%              20,100      12.00       241,200         CPI      Mar. 2008  Mar. 2013

TELESERVICES DIRECT
   Daleville, IN                           100%              11,343      12.00       136,116         CPI      Jul. 2005  Jul. 2007

BIG O DEVELOPMENT, INC.
   Torrance, CA                            100%               4,500      22.80       102,600         CPI      Jun. 2012  Jun. 2022

VACANT
   Daleville, IN;                          100%              95,009
   Gardena, CA                             100%              87,693
                                      60% interest in a
                                      limited liability
   Grand Rapids, MI                     company owning
                                      land and building     107,677
   Lindon, UT                              100%              39,186

      1. Percentage of ownership in land and building, except as noted. Fee simple ownership interest unless otherwise noted.

      2. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

      3. These properties are encumbered by mortgage notes payable.

      4. Based on exchange rates at December 31, 2003.

      5. INSEE construction index, an index published quarterly by the French Government.

      6. Annual Rent will be based on value of tenant improvements upon completion.

Item 3. Legal Proceedings.

As of the date hereof, CPA(R):14 is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to CPA(R):14's common equity is hereby incorporated by reference to page 32 of CPA(R):14's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of CPA(R):14's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 11 of CPA(R):14's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and currency exchange rates.

The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.

Approximately $674,134,000 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2003 ranged from 6.09% to 8.85%. The interest rate on the variable rate debt as of December 31, 2003 ranged from 3.12% to 6.49%.

                       2004        2005        2006        2007        2008     Thereafter    Total    Fair Value
(in thousands)         ----        ----        ----        ----        ----     ----------    -----    ----------
Fixed rate debt      $ 10,513    $ 11,534    $ 12,500    $ 13,449    $ 19,613    $606,525    $674,134   $677,999
Weighted average
  interest rate          7.17%       7.17%       7.17%       7.18%       7.33%       7.46%
Variable rate debt   $    580    $    605    $    624    $    643    $    662    $ 24,927    $ 28,041   $ 28,041

CPA(R):14 conducts business in the United Kingdom, Finland, France and The Netherlands. The foreign operations were not significant to CPA(R):14's consolidated financial position, results of operations or cash flows during the three-year period ended December 31, 2003. Realized and unrealized foreign currency translation gains of $349 and $691, respectively, for the year ended December 31, 2003 are included in the accompanying consolidated financial statements and are due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries. CPA(R):14 was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies may have on its future costs or on future cash flows it may receive from its foreign subsidiaries. To date, CPA(R):14 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. One lease provides CPA(R):14 the option to receive up to $77,500 of its rents in U.S. dollars or the functional local currency. Under accounting principles generally accepted in the United States, this option is considered a derivative instrument. Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from CPA(R):14's foreign operations are as follows:

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                           2004        2005        2006        2007        2008     Thereafter     Total
(in thousands)                             ----        ----        ----        ----        ----     ----------     -----
Rental income(1)                         $ 18,223    $ 18,223    $ 18,223    $ 18,223    $ 18,223    $ 98,337    $189,452
Interest income from direct financing
     leases(1)                           $  1,127    $  1,127    $  1,127    $  1,232    $  1,232    $ 38,744    $ 44,589

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2003 and thereafter are as follows:

                           2004        2005        2006        2007        2008     Thereafter    Total
(in thousands)             ----        ----        ----        ----        ----     ----------    -----
Fixed rate debt (1)      $  3,996    $  4,406    $  4,798    $  5,127    $  5,467    $115,801    $139,595
Variable rate debt(1)    $     84    $     88    $     94    $    101    $    108    $  6,082    $  6,557

     (1) Based on December 31, 2003 exchange rate. The mortgage notes are denominated in the functional currency of the country of each property.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of CPA(R):14 are hereby incorporated by reference to pages 12 to 31 of CPA(R):14's Annual Report contained in Appendix A:

   (i)   Report of Independent Auditors

   (ii)  Consolidated Balance Sheets at December 31, 2003 and 2002.

   (iii) Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001.

   (iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 2001, 2002, and 2003.

   (v) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

   (vi)  Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

         The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of December 31, 2003.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

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

Item 14. Principal Accountant Fees and Services.

This information will be contained in CPA(R):14's definitive Proxy Statement with respect to CPA(R):14's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the CPA(R):14's fiscal year, and is hereby incorporated by reference.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) 1. Consolidated Financial Statements:

                  The following consolidated financial statements are filed as a part of this Report:

                      Report of Independent Auditors.

                      Consolidated Balance Sheets, December 31, 2003 and 2002.

                      Consolidated Statements of Income for the years ended December 31, 2003, 2002, 2001.

                      Consolidated Statement of Shareholders' Equity for the years ended December 31, 2001, 2002, and 2003.

                      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

                      Notes to Consolidated Financial Statements.

                  The consolidated financial statements are hereby incorporated by reference to pages 12 to 31 of CPA(R):14's Annual Report contained in Appendix A.

         (a) 2. Financial Statement Schedule:

                  The following schedules are filed as a part of this Report:

                      Report of Independent Auditors.

                      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003.

                      Schedule III of Registrant is contained on pages 32 to 38 of this Form 10-K.

                  Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

(a) 3. Exhibits:

         The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit
  No.                             Description                                       Method of Filing
  ---                             -----------                                       ----------------
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Exhibit
  No.                             Description                                       Method of Filing
  ---                             -----------                                       ----------------
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Exhibit
  No.                             Description                                       Method of Filing
  ---                             -----------                                       ----------------
10.4(7)     Lease Agreement date July 29, 1998 by and between META (CA)     Exhibit 10.4(3) to Registrant's
            QRS 14-16, as Landlord, and Metagenics Incorporated, as         Post-Effective Amendment No. 2 dated
            Tenants.                                                        November 22, 2000

10.5(2)     Lease Agreement dated July 30, 1998 by and between TRUCK (IN)   Exhibit 10.5 (2) (Form S-11) No. 333-
            QRS 14-3, as Landlord, and Burlington Motor Carrier Inc., as    76761
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


                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Exhibit
  No.                             Description                                       Method of Filing
  ---                             -----------                                       ----------------
10.7(2)     Lease Agreement dated December 22, 1998 by and between          Exhibit 10.7 (2) to Registration
            Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro       Statement (Form S-11) No. 333- 76761
            Devices, Inc., as Tenants.

10.7(3)     Lease Agreement dated December 22, 1998 by and between          Exhibit 10.7 (3) to Registrant's Post
            Conductor (CA) QRS 14-11, as Landlord, and Advanced Micro       Effective Amendment No. 2 dated April
            Devices, Inc., as Tenants.                                      19, 1999

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

10.28(4)    Form of Sales Agency Agreement.                                 Exhibit 10.28(4) to Registrant's
                                                                            Post-Effective Amendment No. 1 dated
                                                                            April 28, 2000

10.28(5)    Form of Sales Agency Agreement.                                 Exhibit 10.28(4) to Registrant's
                                                                            Post-Effective Amendment No. 2 dated
                                                                            November 22, 2000

10.29(4)    Form of Selected Dealer Agreement.                              Exhibit 10.29(4) to Registrant's
                                                                            Post-Effective Amendment No. 1 dated
                                                                            April 28, 2000

10.29(5)    Form of Selected Dealer Agreement.                              Exhibit 10.29(4) to Registrant's
                                                                            Post-Effective Amendment No. 2 dated
                                                                            November 22, 2000

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Exhibit
  No.                             Description                                       Method of Filing
  ---                             -----------                                       ----------------
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

21.1        Subsidiaries of Registrant as of March 11, 2004                 Filed herewith

23.1        Consent of PricewaterhouseCoopers LLP                           Filed herewith


23.2        Consent of PricewaterhouseCoopers LLP                           Exhibit 23.2 to Registrant's Form S-3D
                                                                            dated July 22, 2002

31.1        Certification of Co-Chief Executive Officers                    Filed herewith

31.2        Certification of Chief Financial Officer                        Filed herewith

32.1        Section 906 Certification of Co-Chief Executive Officers        Filed herewith

32.2        Section 906 Certification of Chief Financial Officer            Filed herewith

(b) Reports on Form 8-K

         During the quarter ended December 31, 2003 the Registrant was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED a Maryland corporation

3/10/04                           BY: /s/ John J. Park
--------                              ----------------------------------
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

                                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

3/10/04                           BY: /s/ William Polk Carey
--------                              ----------------------------------
Date                                  William Polk Carey
                                      Chairman of the Board, Co-Chief
                                      Executive Officer and Director
                                      (Principal Executive Officer)

3/10/04                           BY: /s/ Gordon F. DuGan
--------                              ----------------------------------
Date                                  Gordon F. DuGan
                                      Vice Chairman of the Board,
                                      Co-Chief Executive Officer,
                                      Senior Managing Director and Chief
                                      Acquisitions Officer

3/10/04                           BY: /s/ Gordon J. Whiting
--------                              ----------------------------------
Date                                  Gordon J. Whiting
                                      President

3/10/04                           BY: /s/ Charles E. Parente
--------                              ----------------------------------
Date                                  Charles E. Parente
                                      Director

3/10/04                           BY: /s/ William Ruder
--------                              ----------------------------------
Date                                      William Ruder
                                          Director

3/10/04                           BY: /s/ George E. Stoddard
--------                              ----------------------------------
Date                                  George E. Stoddard
                                      Director

3/10/04                           BY: /s/ Warren G. Wintrub
--------                              ----------------------------------
Date                                  Warren G. Wintrub
                                      Director

3/10/04                           BY: /s/ John J. Park
--------                              ----------------------------------
Date                                  John J. Park
                                      Managing Director and Chief
                                      Financial Officer
                                      (Principal Financial Officer)


3/10/04                           BY: /s/ Claude Fernandez
--------                              ----------------------------------
Date                                  Claude Fernandez
                                      Managing Director and Chief
                                      Accounting Officer
                                      (Principal Accounting Officer)

                         REPORT of INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2004 appearing in the 2003 Annual Report to Shareholders of Corporate Property Associates 14 Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 10, 2004

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003


                                                  Initial Cost to Company
                                                  -----------------------

                                                                                 Costs            Increase
                                                                               Capitalized       (Decrease)
                                                                             Subsequent to         in Net
         Description            Encumbrances      Land         Buildings     Acquisition (a)    Investment (b)       Land
         -----------            ------------      ----         ---------     ---------------    --------------       ----
Operating Method:
Vacant trucking facility in
  Daleville, Indiana                           $  2,100,000   $  5,439,267                      $ (3,810,000)    $  2,100,000
Retail store leased to
  BestBuy Co., Inc.                              13,059,980      6,933,851    $      45,914                        13,059,980
Research and development
  facility leased to
  Metagenics, Inc.                                2,390,000                       8,957,798                         2,390,000
Manufacturing facility
  leased to Brashear LP         $  3,903,265        620,000      6,186,283                                            620,000
Manufacturing and
  distribution facilities
  leased to Production
  Resource Group L.L.C             7,299,108      3,860,000      8,263,455                                          3,860,000
Vacant
  industrial/manufacturing
  facilities in Gardena,
  California                       2,882,785      2,340,000      3,942,723                        (2,900,000)       2,340,000
Distribution and warehouse
  facility leased to McLane
  Company, Inc.                   20,944,044      3,604,000      8,613,172       21,321,241                         3,604,000
Distribution and warehouse
  facility leased to The
  Retail Distribution Group,
  Inc.                             5,826,970        740,000      3,042,828        7,543,357                           740,000
Multiplex motion picture
  theater leased to
  Consolidated Theaters
  Holding, G.P.                    2,021,698      3,515,000                                                         3,515,000
Office and warehouse
  facility leased to
  Builders FirstSource, Inc.      13,787,176      3,929,891     10,397,514        8,476,016                         3,945,275
Office and research facility
  leased to Amerix
  Corporation                     13,870,677      2,622,500     20,232,580        3,113,719                         2,622,500
Industrial and manufacturing
  facility leased to Atrium
  Companies, Inc.                 13,748,732      1,596,442     23,910,092          322,771                         1,596,442

                                Gross Amount at which Carried
                                      at Close of Period
                                      ------------------
                                                                                                             Life on which
                                                                                                            Depreciation in
                                                                                                            Latest Statement
                                                                  Accumulated                                  of Income
         Description             Buildings         Total        Depreciation (d)      Date Acquired           is Computed
         -----------             ---------         -----        ----------------      -------------           -----------
Operating Method:
Vacant trucking facility in
  Daleville, Indiana            $  1,629,267   $    3,729,267     $   563,065          June 29, 1998             40 yrs.
Retail store leased to
  BestBuy Co., Inc.                6,979,765       20,039,745         951,899          July 28, 1998             40 yrs.
Research and development
  facility leased to
  Metagenics, Inc.                 8,957,798       11,347,798         947,267          July 29, 1998             40 yrs.
Manufacturing facility
  leased to Brashear LP            6,186,283        6,806,283         779,729        December 28, 1998           40 yrs.
Manufacturing and
  distribution facilities
  leased to Production                                                              March 31, 1999 and
  Resource Group L.L.C             8,263,455       12,123,455         959,655        October 15, 1999            40 yrs.
Vacant
  industrial/manufacturing
  facilities in Gardena,
  California                       1,042,723        3,382,723           1,086         July 19, 1999              40 yrs.
Distribution and warehouse
  facility leased to McLane
  Company, Inc.                   29,934,413       33,538,413       2,885,057        August 18, 1999             40 yrs.
Distribution and warehouse
  facility leased to The
  Retail Distribution Group,
  Inc.                            10,586,185       11,326,185       1,088,509        August 18, 1999             40 yrs.
Multiplex motion picture
  theater leased to
  Consolidated Theaters
  Holding, G.P.                                     3,515,000                       September 22, 1999            N/A
Office and warehouse
  facility leased to                                                                 June 29, 1999 and
  Builders FirstSource, Inc.      18,858,146       22,803,421       1,359,107        December 20, 2001           40 yrs.
Office and research facility
  leased to Amerix
  Corporation                     23,346,299       25,968,799       2,279,737        November 1, 1999            40 yrs.
Industrial and manufacturing
  facility leased to Atrium                                                        November 18, 1999 and
  Companies, Inc.                 24,232,863       25,829,305       1,498,217        December 1, 2001            40 yrs.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003


                                                  Initial Cost to Company
                                                  -----------------------

                                                                                 Costs            Increase
                                                                               Capitalized       (Decrease)
                                                                             Subsequent to         in Net
         Description            Encumbrances      Land         Buildings     Acquisition (a)    Investment (b)       Land
         -----------            ------------      ----         ---------     ---------------    --------------       ----
Operating Method:
Retail and service facility
  leased to Fitness
  Holdings, Inc.                   6,980,539      2,920,000      8,659,950          680,271                         2,920,000

Office and research facility
  leased to West Union
  Corporation                      3,261,612        940,000      4,557,382           12,498                           940,000
Office and warehouse
  facility leased to Barjan
  Products, LLC                    7,067,867        500,000      9,944,545        1,887,506                           500,000
Industrial and manufacturing
  facility leased to Stellex
  Technologies, Inc.              12,968,598      2,932,000     16,397,988           17,904                         2,932,000
Manufacturing and
  distribution facility
  leased to APW North
  America Inc.                    16,968,462      4,580,000     24,844,084           14,784                         4,580,000
Distribution and warehouse
  facility leased to
  Langeveld International,
  Inc.                             6,582,526        710,000      4,531,037        3,438,798                           710,000
Retail and services facility
  leased to Galyan's Trading
  Company                         19,118,614      7,330,000     22,305,554        4,177,399                         7,830,000
Land leased to Advanced
  Paradigm, Inc.                   8,670,575     14,600,000                                                        14,600,000
Industrial and manufacturing
  facility leased to
  Transcore Holdings, Inc.         3,414,617      1,490,000      4,635,655            7,176                         1,490,000
Office and research facility
  leased to Lennar
  Corporation                      4,880,639        570,000      6,759,843                                            570,000
Office and research facility
  leased to Buffets, Inc.         11,290,781      4,225,000     15,518,481            1,420                         4,225,000
Distribution and warehouse
  facility leased to Earle
  M. Jorgensen Company             3,718,948        570,000      5,869,790           39,219                           570,000

                                Gross Amount at which Carried
                                      at Close of Period
                                      ------------------
                                                                                                             Life on which
                                                                                                            Depreciation in
                                                                                                            Latest Statement
                                                                  Accumulated                                  of Income
         Description             Buildings         Total        Depreciation (d)      Date Acquired           is Computed
         -----------             ---------         -----        ----------------      -------------           -----------
Operating Method:
Retail and service facility
  leased to Fitness                                                                December 29, 1999 and
  Holdings, Inc.                   9,340,221       12,260,221         771,389        December 28, 2000           40 yrs.

Office and research facility
  leased to West Union
  Corporation                      4,569,880        5,509,880         433,187        January 12, 2000            40 yrs.
Office and warehouse
  facility leased to Barjan
  Products, LLC                   11,832,051       12,332,051         912,625        February 3, 2000            40 yrs.
Industrial and manufacturing
  facility leased to Stellex
  Technologies, Inc.              16,415,892       19,347,892       1,590,290        February 29, 2000           40 yrs.
Manufacturing and
  distribution facility
  leased to APW North
  America Inc.                    24,858,868       29,438,868       2,252,835          May 30, 2000              40 yrs.
Distribution and warehouse
  facility leased to
  Langeveld International,
  Inc.                             7,969,835        8,679,835         621,125         June 29, 2000              40 yrs.
Retail and services facility
  leased to Galyan's Trading
  Company                         25,982,953       33,812,953       2,243,637         June 29, 2000              40 yrs.
Land leased to Advanced
  Paradigm, Inc.                                   14,600,000                       September 21, 2000            N/A
Industrial and manufacturing
  facility leased to
  Transcore Holdings, Inc.         4,642,831        6,132,831         382,066       September 25, 2000           40 yrs.
Office and research facility
  leased to Lennar
  Corporation                      6,759,843        7,329,843         556,279       September 26, 2000           40 yrs.
Office and research facility
  leased to Buffets, Inc.         15,519,901       19,744,901       1,277,141       September 28, 2000           40 yrs.
Distribution and warehouse
  facility leased to Earle
  M. Jorgensen Company             5,909,009        6,479,009         486,132       September 29, 2000           40 yrs.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003


                                                  Initial Cost to Company
                                                  -----------------------

                                                                                 Costs            Increase
                                                                               Capitalized       (Decrease)
                                                                             Subsequent to         in Net
         Description            Encumbrances      Land         Buildings     Acquisition (a)    Investment (b)       Land
         -----------            ------------      ----         ---------     ---------------    --------------       ----
Operating Method:
Distribution and warehouse
  facility leased to
  Institutional Jobbers
  Company                         12,876,605        650,000     16,889,267          409,990                           650,000
Land leased to Towne
  Holdings, Inc.                   2,319,413      4,100,000                                                         4,100,000
Office facility leased to
  Newpark Resources, Inc.          2,485,358        660,000      3,004,921                                            660,000
Office and research facility
  leased to Federal Express
  Corporation                     43,697,946      3,154,425     70,645,575           12,000                         3,154,425
Retail, service,
  distribution and warehouse
  facility leased to The
  Bon-Ton Stores, Inc.             7,298,110      1,974,000     10,067,885            2,900                         1,974,000
Distribution and warehouse
  facility leased to McCoy,
  Inc.                             4,032,872      1,025,000      4,530,120            9,419                         1,025,000
Industrial and manufacturing
  facility leased to
  Metaldyne Company LLC           16,356,965      4,140,000     23,822,057            7,859                         4,140,000
Retail and service facility
  leased to Celestica
  Corporation                     12,113,470      3,348,824      9,275,468        8,941,752                         3,348,824
Industrial and manufacturing
  facility leased to Gerber
  Scientific, Inc.                12,297,876      1,555,400     18,822,872          250,000                         1,555,400
Industrial and manufacturing
  facility leased to
  Meridian Automotive
  Systems, Inc.                    7,185,542      1,370,000      2,671,897        6,298,329                         1,370,000
Industrial and manufacturing
  facility leased to
  Waddington North America,
  Inc.                            10,787,739      4,398,000     13,418,144        3,723,160                         4,643,000
Industrial and manufacturing
  facility leased to New
  Creative Enterprises, Inc.       9,809,192      2,000,000     12,869,110                                          2,000,000


                                 Gross Amount at which Carried
                                      at Close of Period
                                      ------------------
                                                                                                             Life on which
                                                                                                            Depreciation in
                                                                                                            Latest Statement
                                                                  Accumulated                                  of Income
         Description             Buildings         Total        Depreciation (d)      Date Acquired           is Computed
         -----------             ---------         -----        ----------------      -------------           -----------
Operating Method:
Distribution and warehouse
  facility leased to
  Institutional Jobbers
  Company                         17,299,257       17,949,257       1,387,936         October 6, 2000            40 yrs.
Land leased to Towne
  Holdings, Inc.                                    4,100,000                        October 30, 2000             N/A
Office facility leased to
  Newpark Resources, Inc.          3,004,921        3,664,921         228,499        December 1, 2000            40 yrs.
Office and research facility
  leased to Federal Express
  Corporation                     70,657,575       73,812,000       9,807,994        December 6, 2000         7 - 40 yrs.
Retail, service,
  distribution and warehouse
  facility leased to The
  Bon-Ton Stores, Inc.            10,070,785       12,044,785         765,938        December 27, 2000           40 yrs.
Distribution and warehouse
  facility leased to McCoy,
  Inc.                             4,539,539        5,564,539         345,234        December 27, 2000           40 yrs.
Industrial and manufacturing
  facility leased to                                                                 June 29, 2000 and
  Metaldyne Company LLC           23,829,916       27,969,916       1,606,200         August 16, 2001            40 yrs.
Retail and service facility
  leased to Celestica
  Corporation                     18,217,220       21,566,044       1,187,488         August 14, 2000            40 yrs.
Industrial and manufacturing
  facility leased to Gerber
  Scientific, Inc.                19,072,872       20,628,272       1,161,249          July 30, 2001              N/A
Industrial and manufacturing
  facility leased to
  Meridian Automotive
  Systems, Inc.                    8,970,226       10,340,226         457,775        November 16, 2000           40 yrs.
Industrial and manufacturing
  facility leased to
  Waddington North America,
  Inc.                            16,896,304       21,539,304         957,090         April 30, 2001          7 - 40 yrs.
Industrial and manufacturing
  facility leased to New
  Creative Enterprises, Inc.      12,869,110       14,869,110         737,293        September 6, 2001           40 yrs.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003


                                                  Initial Cost to Company
                                                  -----------------------
                                                                                 Costs
                                                                               Capitalized        Increase
                                                                             Subsequent to    (Decrease) in Net
         Description            Encumbrances      Land         Buildings     Acquisition (a)    Investment (b)       Land
         -----------            ------------      ----         ---------     ---------------    --------------       ----
Operating Method:
Retail and service facility
  leased to Lincoln
  Technical Institute, Inc.        6,126,905      2,486,384      7,601,852                                          2,486,384
Manufacturing and
  distribution facility
  leased to Gibson Guitar,
  Inc.                            11,774,386      3,900,000     17,937,226           13,947         (293,545)       3,900,000
Office and Research facility
  leased to Nortel Networks
  Limited                         29,493,209      3,400,000     45,053,608                                          3,400,000
Industrial and manufacturing
  facility leased to Perkin
  Elmer, Inc. - Finland           24,105,314        801,195     23,389,834           81,315        9,710,691        1,136,644
Retail and service
  facilities leased to
  Petsmart, Inc.                  42,428,290     17,100,000     54,742,917                                         17,100,000
Distribution and warehouse
  facility leased to Nexpak
  Corporation                      7,678,985      2,167,000     11,445,566            5,231                         2,167,000
Distribution and warehouse
  facility leased to Nexpak
  Corporation - Netherlands        6,331,729      2,230,224      3,360,091                         2,217,842        3,161,213
Multiplex motion picture
  theater leased to Rave
  Review Cinemas, LLC                             3,200,000      3,066,397        6,799,722       (4,112,076)       3,685,000
Office building in Lindon,
  Utah partially leased to
  Wasatch Summit LLC                              1,390,000      1,122,716        6,154,192                         1,390,000
Warehouse, distribution,
  office, and industrial
  facility to PW Eagle, Inc.       8,084,905      6,050,000      8,198,138                                          6,050,000
Distribution and Warehouse
  facility leased to Heafner
  Tire Group, Inc.                 8,645,813      1,860,000     12,851,675                                          1,860,000
Warehouse and distribution
  facility leased to
  Carrefour France, SAS          102,310,644     15,724,087     75,210,660        9,761,339       36,248,565       23,369,118
Warehouse, distribution, and
  office facility leased to
  Katun Corporation               18,774,473      3,260,000     26,009,123                                          3,260,000


                                 Gross Amount at which Carried
                                      at Close of Period
                                      ------------------
                                                                                                             Life on which
                                                                                                            Depreciation in
                                                                                                            Latest Statement
                                                                  Accumulated                                  of Income
         Description             Buildings         Total        Depreciation (d)      Date Acquired           is Computed
         -----------             ---------         -----        ----------------      -------------           -----------
Operating Method:
Retail and service facility
  leased to Lincoln
  Technical Institute, Inc.        7,601,852       10,088,236         388,441        December 28, 2001           40 yrs.
Manufacturing and
  distribution facility
  leased to Gibson Guitar,
  Inc.                            17,657,628       21,557,628       1,248,161         March 19, 2001             40 yrs.
Office and Research facility
  leased to Nortel Networks
  Limited                         45,053,608       48,453,608       2,299,610        December 19, 2001           40 yrs.
Industrial and manufacturing
  facility leased to Perkin
  Elmer, Inc. - Finland           32,846,391       33,983,035       1,687,760        December 28, 2001           40 yrs.
Retail and service
  facilities leased to
  Petsmart, Inc.                  54,742,917       71,842,917       2,908,664        November 28, 2001           40 yrs.
Distribution and warehouse
  facility leased to Nexpak
  Corporation                     11,450,797       13,617,797         799,072          March 28, 2001            40 yrs.
Distribution and warehouse
  facility leased to Nexpak
  Corporation - Netherlands        4,646,944        7,808,157         300,317          June 29, 2001             40 yrs.
Multiplex motion picture
  theater leased to Rave
  Review Cinemas, LLC              5,269,043        8,954,043         332,139        December 7, 2000            40 yrs.
Office building in Lindon,
  Utah partially leased to
  Wasatch Summit LLC               7,276,908        8,666,908         360,513        December 27, 2000           40 yrs.
Warehouse, distribution,
  office, and industrial
  facility to PW Eagle, Inc.       8,198,138       14,248,138         384,204        February 28, 2002           40 yrs.
Distribution and Warehouse
  facility leased to Heafner
  Tire Group, Inc.                12,851,675       14,711,675         577,194          March 26, 2002            40 yrs.
Warehouse and distribution
  facility leased to
  Carrefour France, SAS          113,575,533      136,944,651       4,696,390          March 26, 2002            40 yrs.
Warehouse, distribution, and
  office facility leased to
  Katun Corporation               26,009,123       29,269,123         948,231          July 5, 2002              40 yrs.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003


                                                  Initial Cost to Company
                                                  -----------------------

                                                                                 Costs
                                                                               Capitalized        Increase
                                                                             Subsequent to    (Decrease) in Net
         Description            Encumbrances      Land         Buildings     Acquisition (a)    Investment (b)       Land
         -----------            ------------      ----         ---------     ---------------    --------------       ----
Operating Method:
Industrial facility leased
  to Katun Corporation -
  Netherlands                      6,847,332      2,374,404      3,864,260                         1,603,239        3,013,680
Industrial facility leased
  to Tower Automotive, Inc.       19,619,558      4,390,000     30,336,328                                          4,390,000
Educational facility leased
  to Career Education Corp.       12,470,345      3,200,000     15,415,229        1,086,974                         3,200,000
                                ------------   ------------   ------------    -------------     ------------     ------------
                                $635,161,209   $183,653,756   $746,609,010    $ 103,615,920     $ 38,664,716     $194,449,885
                                ============   ============   ============    =============     ============     ============

                                Gross Amount at which Carried
                                      at Close of Period
                                      ------------------
                                                                                                             Life on which
                                                                                                            Depreciation in
                                                                                                            Latest Statement
                                                                  Accumulated                                  of Income
         Description             Buildings         Total        Depreciation (d)      Date Acquired           is Computed
         -----------             ---------         -----        ----------------      -------------           -----------
Operating Method:
Industrial facility leased
to Katun Corporation -
  Netherlands                      4,828,223        7,841,903         176,854          July 5, 2002
Industrial facility leased
  to Tower Automotive, Inc.       30,336,328       34,726,328       1,295,614        August 10, 2002             40 yrs.
Educational facility leased
  to Career Education Corp.       16,502,203       19,702,203         219,444         August 10, 2002            40 yrs.
                                ------------   --------------     -----------
                                $878,093,517   $1,072,543,402     $62,105,338
                                ============   ==============     ===========

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003

                                                                                   Costs Capitalized        Increase
                                                                                     Subsequent to     (Decrease) in Net
                                                       Initial Cost to Company        Acquisition       Investments (b)
                                                       -----------------------        -----------       ---------------
           Description                Encumbrances     Land          Buildings
           -----------                ------------     ----          ---------
Direct Financing Method:

Industrial/manufacturing
  facilities leased to Atrium
  Companies, Inc.                       12,863,291   $    459,608   $ 20,426,564                         $ (3,191,407)

Multiplex theater facility leased
  to Consolidated Theaters
  Holding, G.P                           6,991,965                    10,818,996     $   854,117              483,380

Office and research facility
  leased to Advance Paradigm, Inc.      15,093,285                    25,414,917

Distribution and warehouse
  facility leased to Towne
  Holdings, Inc.                         2,362,503                     4,172,251           3,920

Multiplex motion picture theater
  leased to Rave Review Cinemas,
  LLC                                                                  4,112,076       2,398,737

Manufacturing and distribution
  facility leased to BLP Group plc       6,557,330                     8,383,364           7,099            2,305,486

Industrial and manufacturing
  facility leased to Collins and
  Aikman Corporation                    16,502,121      2,961,000     24,473,555          20,257

Office facility leased to UTI
  Holdings, Inc. and Nascar
  Technical Institute                    6,643,119      1,600,000      9,275,962         130,053             (202,686)
                                       -----------   ------------   ------------     -----------        -------------

                                       $67,013,614   $  5,020,608   $107,077,685     $ 3,414,183        $    (605,227)
                                       ===========   ============   ============     ===========        =============

                                        Gross Amount
                                     at which Carried at
                                       Close of Period
                                       ---------------
           Description                     Total             Date Acquired
           -----------                     -----             -------------
Direct Financing Method:

Industrial/manufacturing
  facilities leased to Atrium
  Companies, Inc.                       $ 17,694,765       November 18, 1999

Multiplex theater facility leased
  to Consolidated Theaters
  Holding, G.P                            12,156,493       September 22, 1999

Office and research facility
  leased to Advance Paradigm, Inc.        25,414,917       September 21, 2000

Distribution and warehouse
  facility leased to Towne
  Holdings, Inc.                           4,176,171       October 30, 2000

Multiplex motion picture theater
  leased to Rave Review Cinemas,
  LLC                                      6,510,813       December 7, 2000

Manufacturing and distribution
  facility leased to BLP Group plc        10,695,949       January 9, 2001

Industrial and manufacturing
  facility leased to Collins and
  Aikman Corporation                      27,454,812       September 28, 2001

Office facility leased to UTI
  Holdings, Inc. and Nascar
  Technical Institute                     10,803,329       February 11, 2002
                                        ------------

                                        $114,907,249
                                        ============


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

(c) At December 31, 2003, the aggregate cost of real estate owned by CPA(R):14 and its subsidiaries for Federal income tax purposes $942,085,146.

(d)

                                                         Reconciliation of Real Estate Accounted for
                                                         -------------------------------------------
                                                                Under the Operating Method
                                                                --------------------------
                                                                         December 31,
                                                                         ------------
                                                               2003                        2002
                                                               ----                        ----
Balance at beginning of year                             $1,010,142,307               $  799,046,644
Additions                                                    19,988,102                  189,179,533
Reclassification from real estate under construction         14,723,082                      571,164
Reclassification to direct financing lease, net of
reclassification from direct financing lease                   (729,353)                           -
Foreign currency translation adjustment                      28,419,264                   21,344,966
                                                         --------------               --------------
Balance at close of year                                 $1,072,543,402               $1,010,142,307
                                                         ==============               ==============

                                                          Reconciliation of Accumulated Depreciation
                                                          ------------------------------------------
                                                                          December 31,
                                                                          ------------
                                                               2003                         2002
                                                               ----                         ----
Balance at beginning of year                               $38,682,696                   $17,728,004
Depreciation expense                                        22,795,344                    20,698,586
Reclassification to direct financing lease                    (236,973)                            -
Foreign currency translation adjustment                        864,271                       256,106
                                                           -----------                   -----------
Balance at close of year                                   $62,105,338                   $38,682,696
                                                           ===========                   ===========

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                              2003 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share and share amounts)

                                           2003              2002              2001            2000              1999
                                           ----              ----              ----            ----              ----
OPERATING DATA:

     Revenues                            $128,452          $112,356        $   67,141      $   42,540         $    9,990

     Income from continuing
       operations  (1)                     33,820            29,861            18,237          21,438              7,645

     Net income                            33,820            30,266            18,377          21,577              7,678

     Basic and diluted earnings
       from continuing
       operations per share                   .51               .45               .36             .60                .39

     Basic and diluted earnings
       per share                              .51               .45               .36             .60                .39

     Dividends paid                        50,173            48,581            32,811          21,466              9,781

     Dividends declared per share             .76               .75               .71             .67                .65

     Weighted average shares
     outstanding - basic               66,638,026        66,193,674        51,422,168      32,721,141         19,909,834

     Payment of mortgage
     principal(2)                           9,234             6,543             2,557             628                144

BALANCE SHEET DATA:

     Total consolidated assets          1,345,747         1,319,897         1,097,238         645,762            331,063

      Long-term obligations (3)           710,346           678,401           471,942         224,015             54,350

(1)      Includes loss from sale of real estate in 2001.

(2)      Represents scheduled mortgage principal amortization paid.

(3) Represents mortgage obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

(dollar amounts in thousands)

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 14 Incorporated ("CPA(R):14") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):14. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or objectives and plans of CPA(R):14 will be achieved.

CPA(R):14 was formed in 1997 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. Between November 1997 and November 2001, CPA(R):14 raised $657,943 in two "best efforts" public offerings of common stock. CPA(R):14 used the proceeds from the public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. Substantially all of CPA(R):14's net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. When possible, CPA(R):14 also negotiates guarantees of the obligations from the parent company of the lessees. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for certain retail properties, may provide for additional rents based on sales in excess of a specified base amount. In addition to investing directly, CPA(R):14 may also acquire interests in real estate through joint ventures. These joint ventures are generally with affiliates.

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

CPA(R):14 is advised by W. P. Carey & Co. LLC ("WPC"), an affiliate, pursuant to an Advisory Agreement. CPA(R):14's Advisory Agreement is renewable annually by Independent Directors who are elected by CPA(R):14's shareholders. In connection with each renewal, WPC is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides, commencing in 2003, that an independent portfolio valuation be performed annually. The portfolio valuation is used to determine the asset base for calculating asset management and performance fees. Until the initial valuation is performed, the fees are calculated based on the historical cost of the purchased real estate assets.

Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of CPA(R):14's portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):14's ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking favorable limited recourse mortgage financing opportunities. As of December 31, 2003, CPA(R):14 operates in one segment, real estate operations, and owned properties in the United States, the Netherlands, Finland, France and the United Kingdom.

Management evaluates the results of CPA(R):14 with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of overall property appreciation and increasing its distribution rate to its shareholders.

(dollar amounts in thousands)

As a result, Management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. While impairment charges are intended to reflect an actual or potential decrease in the value of an asset, accounting principles do not permit increasing an asset to fair value when such fair value exceeds the asset's carrying value (historical cost less accumulated depreciation). Management believes that as the portfolio matures there is a potential for a substantial increase in the value of the portfolio and that any increase will not be reflected in its financial statements. In evaluating cash flow from operations, Management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income is the result of noncash charges such as depreciation and amortization. For the year ended December 31, 2003, cash flow generated from operations was greater than dividends paid but not sufficient to fully meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests which hold ownership interests in several of CPA(R):14's properties. Such deficit is met from existing cash reserves. Management expects based on its projections that over the long-term cash flow from operations and equity investments will meet the objective of increasing the distribution rate and meeting other cash obligations. CPA(R):14 still has a significant amount of cash which is available for investment in real estate. It is likely that additional investments will be made with affiliates. As of December 31, 2003, CPA(R):14 has approximately $55,000 of cash which it believes is in excess of its operating needs. These funds are currently invested in money market instruments which are bearing interest at historically low yields; however, Management intends to invest these funds in real estate investments which Management and the Investment Committee of the Advisor believe are suitable. While the results of operations for the years presented in the accompanying consolidated financial statements are not fully comparable because CPA(R):14 has not fully invested its funds, income from continuing operations before gains has reflected increases from year to year. Cash flow from operations and equity investments in 2003 would have increased however changes in other operating assets and liabilities such as prepaid rents reflected a net use of cash. CPA(R):14's operating cash flow may be affected by such short-term fluctutations. Management's evaluation of CPA(R):14's potential for generating cash flow is based on a long-term analysis and, therefore, its evaluation of the ability to generate cash flow does not take into account short-term changes in assets and liabilities for items such as changes in prepaid rents.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net income for the year ended December 31, 2003 increased by $3,554 to $33,820 and income from continuing operations before gains increased by $3,294 to $32,800 as compared with 2002. The results of operations for 2003 included the benefit from the forfeiture of a $2,588 security deposit to CPA(R):14 by a former lessee and noncash impairment charges of $3,103 on real estate. The increases in income from continuing operations, net of the forfeiture benefit and impairment charge, are due to an increase in CPA(R):14's real estate asset base including its equity investments and the completion of build-to-suit projects.

Lease revenues increased by $11,805 in 2003, primarily as a result of completing build-to-suit commitments and purchasing real estate. In July 2003, CPA(R):14 funded an expansion of an existing property leased to Carrefour France SAS in Le Mans, France. Additional annual rent from the expansion will provide approximately $1,131, based on current exchange rates. CPA(R):14 also completed build-to-suit projects with Waddington North America, Inc., Career Education Group and Rave Motion Pictures LLC during the year which are providing an increase in aggregate annual lease revenues of $2,691. During 2002, CPA(R):14 purchased properties and entered into leases with Carrefour France SA, UTI Holdings, Inc., Tower Automotive, Inc., PW Eagle, Inc., American Tire Distributors and Katun Corporation, which provided for $9,607 of the increases in lease revenues in 2003 as compared with 2002.

In March 2003, Fleming Companies, Inc. filed a voluntary petition of bankruptcy and subsequently terminated its lease at a property in Grand Rapids, Michigan. An affiliate owns a 40% minority interest in the property. CPA(R):14's share of annual rent from the Fleming lease was $925. On January 1, 2004, the Company entered into a net lease with The Retail Distribution Group for the property at an initial annual rent of $903, of which the Company's share is $361. The Retail Distribution lease provides for certain reductions of rent as it vacated another property which is still subject to lease in order to lease the Grand Rapids property. The reductions will be adjusted based on the sublease rentals Retail Distribution receives from the other property. The Retail Distribution lease has an initial term through August 31, 2009 with one four-year renewal term. In November 2003, Scott Companies, Inc.

(dollar amounts in thousands)

entered into liquidation proceedings and subsequently terminated its lease at its property in Gardena, California. The property is being remarketed. The Scott lease had provided lease revenues of $737. CPA(R):14 owns a property in Rochester, Minnesota leased to Celestica Corporation. In July 2003, Celestica vacated the property but continued to pay its $2,194 annual rent. In January 2004, CPA(R):14 agreed to assign the Celestica lease to the Mayo Foundation in exchange for payments to the Mayo Foundation of $150 from CPA(R):14 and a payment from Celestica. CPA(R):14 believes that this provides an overall benefit because of Mayo's strong credit rating and its unique stature in Rochester.

More than 30 leases have rent increases scheduled in 2004. The initial term of a lease with Best Buy, Inc. for a retail property in Torrance, California is scheduled to expire in 2005 and contributes $1,900 of annual lease revenues. Best Buy has not indicated whether it intends to extend its lease. BLP Group plc leases a manufacturing and distribution facility in the United Kingdom which it may purchase at its option in 2006. Earle M. Jorgensen Company has an option to purchase the Kansas City, Missouri distribution and warehouse facility it leases from CPA(R):14 in 2007. CPA(R):14 has not received any indication that the purchase options will be exercised.

Income from equity investments increased by $7,672 for the year ended December 31, 2003, primarily as the result of acquiring interests in properties leased to TruServ Corporation and Clear Channel Communications, Inc. in December 2002 and Starmark Camhood, LLC in February 2003. CPA(R):14's annual distributions from the real estate operations of these equity investments are $7,368 in 2003. The increase in interest and other income of $4,291 during the year ended December 31, 2003 consisted of property expense reimbursements received from lessees, interest income earned from CPA(R):14's interest in a mortgage securitization and the forfeiture of the $2,588 security deposit. Reimbursements from tenants of $2,214 were used to pay real estate taxes and other property expenses that a lessee generally incurs under a net lease, and the reimbursements, net of the expenses, have no effect on net income. CPA(R):14 acquired its subordinated interest in the mortgage securitization in August 2002 along with three affiliates and earned interest income of $792 from the investment in 2003, as compared with $278 in 2002. Interest income from cash investments decreased by $1,415 for the current year as CPA(R):14 has used its cash to purchase real estate.

Interest expense for the year ended December 31, 2003 increased by $7,641 as a result of obtaining $198,455 and $27,477 of mortgage financing in 2002 and 2003, respectively. Increases in depreciation were directly attributable to the increase in real estate assets purchased in 2002 and 2003. Property expense for the year increased by $5,902 due to expenses which have been reimbursed by lessees and an increase in asset management and performance fees of $4,072 since 2002. The asset-based fees increased as a result of the growth of CPA(R):14's asset base. Property expenses increased due to the vacancies at the Grand Rapids and Gardena properties. The re-leasing of the Grand Rapids property will alleviate a portion of these carrying costs, and if the Gardena property is re-leased, CPA(R):14 expects the lessee to pay or reimburse a portion or all of such costs. Carrying costs on the Grand Rapids property were approximately $545 in 2003 and estimated carrying costs for the Gardena property are $196. General and administrative expense increased by $1,967 for the year due to an increase in investor-related costs and increases in certain variable costs which increased as CPA(R):14's asset base increased.

As of December 31, 2003, CPA(R):14 recognized realized gains on foreign currency transactions of $349 and an unrealized foreign currency gain of $691, offset by an unrealized loss of $20 on its holdings of warrants for common stocks. In evaluating its ability to fund dividends, CPA(R):14 does not consider unrealized gains and losses from these derivative instruments.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net income for the year ended December 31, 2002 is not directly comparable to net income for the year ended December 31, 2001 as a result of substantial increase in CPA(R):14's asset base. Net income was $30,266 in 2002 as compared to $18,377 in 2001. Since December 31, 2001, CPA(R):14's asset base increased by more than $217,371,

(dollar amounts in thousands)

or 20%, and by more than 100% since December 31, 2000. The asset base is projected to continue to increase until available cash is fully invested in real estate.

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

Lease revenues increased primarily as a result of real estate purchases and the completion of built-to-suit projects during 2001 and 2002. During 2002, CPA(R):14 purchased properties and entered into new leases with American Tire Distributors, Carrefour, PW Eagle, UTI Holdings, Tower Automotive, Career Education Group and Katun. These leases will provide annual revenues of $22,728 ($11,594 of cash flow after debt service). These new leases contributed $14,186 of lease revenues in 2002. CPA(R):14 completed new acquisitions with thirteen leases in 2001 and the results for 2002 reflected the first full year of results from those lessees. Lease revenues also benefited from scheduled rent increases on existing leases. Lease revenues for the year ended December 2002 reflect a reduction of $605 as a result of the lease termination of the Burlington Motor Carriers, Inc. lease in March 2002 pursuant to its reorganization in bankruptcy. Annual revenues from the Burlington lease were $833.

Income from equity investments increased primarily due to the acquisition of properties leased to Special Devices, Inc. and Clear Channel Communication, Inc. in June 2001 and December 2002, respectively. In addition, equity income benefited from rent increases on three existing leases. Of the $1,627 increase in equity income from 2001, $387 was due to the acquisition of the interests in the Special Devices and Clear Channel properties and $407 was due to rent increases. An equity investment in properties leased to CheckFree Corporation has a mortgage obligation with a variable rate indexed to the London Inter-Bank Offered Rate. The LIBOR index declined in 2002 and 2001, and CPA(R):14's share of income from the CheckFree investment increased by approximately $265 from 2001, solely as a result of this rate reduction. Equity income is projected to increase due to the acquisition in December 2002 of 35% and 40% interests in limited partnerships that lease properties to TruServ Corporation and Clear Channel, respectively.

Interest expense for the year ended December 31, 2002 increased by $23,168, primarily from obtaining new mortgage loans. In connection with its participation in a mortgage securitization transaction, CPA(R):14 obtained $42,332 of limited recourse mortgage financing on previously unencumbered properties. As a result of this transaction, annual interest expense will increase by $3,175. The increase in depreciation expense is the result of the increase in real estate assets. Depreciation, a noncash charge, increased by $8,107.

The increase in general and administrative expense of $2,130 was primarily due to an increase in investor-related costs and other costs related to the increase in CPA(R):14's asset base. Property expense increased primarily due to increases in asset management and performance fees which are calculated based on the Average Invested Assets (i.e. real estate assets) of CPA(R):14. Effective January 1, 2003, asset management and performance fees are being determined based on an independent valuation of CPA(R):14's real estate assets which will be performed annually. Asset-based fees may be expected to increase as a result of appreciation in the value of CPA(R):14's real estate assets and the acquisition of properties. Property expense also increased to reflect the costs of the initial valuation of CPA(R):14's real estate assets.

As of December 31, 2002, CPA(R):14 recognized an unrealized gain of $385 on its holdings of warrants for common stocks and unrealized foreign currency loss of $30. In evaluating its ability to fund dividends, CPA(R):14 does not consider unrealized gains and losses from these derivative instruments. Discontinued operations include a gain on sale of real estate property in Greenville, Texas of $333, which was sold in June 2002, and $72 from the operations of the Greenville property for the period prior to the sale.

Financial Condition

CPA(R):14's cash has decreased by $19,432 since December 31, 2002, primarily as a result of acquiring new real estate investments. CPA(R):14 is using its cash to purchase new properties to further diversify its portfolio, complete its commitments on build-to-suit construction projects and maintain cash balances sufficient to meet working capital

(dollar amounts in thousands)

needs. As of December 31, 2003, CPA(R):14 had approximately $25,000 of cash available for the acquisition of real estate investments.

For the year ended December 31, 2003, cash flows from operating activities and equity investments of $60,588 were not sufficient to pay dividends to shareholders of $50,173, meet scheduled principal payment installments on mortgage debt of $9,234 and distribute $3,340 to minority partners ($400 from the release of mortgage escrow funds was distributed to a minority partner). Operating cash flow is expected to continue to increase as a result of acquiring the Carrefour expansion and completing three build-to-suit projects, all of which commenced paying rent in the third quarter of 2003. Annual cash flow (lease revenues, net of property-level debt service) from the three build-to-suit projects and the Carrefour expansion, net of property-level debt service, is approximately $2,375. CPA(R):14's investment in Starmark is projected to contribute annual distributions of $3,300, of which only $1,336 was received in 2003. A portion of Starmark's rent has been used to fund certain debt service escrow obligations which are to be reimbursed by the lessee. Based on the projected increase in operating cash flows from the completed build-to-suit projects and the investment in Starmark, cash flow from operations and equity investments is expected to be sufficient to meet operating cash flow objectives. Accordingly, CPA(R):14 expects to have sufficient cash flow to continue increasing the distribution rate to its shareholders. Current distributions are determined by Management's long-term projections of cash flow and it is willing to sustain moderate cash flow deficits as the portfolio matures.

CPA(R):14's investing activities included using $42,031 to purchase its 41% interest in the Starmark properties, to complete the Waddington, Career Education and Rave projects and to acquire the Carrefour expansion. In July 2003, CPA(R):14 used $10,422 for the Carrefour expansion (including obtaining mortgage financing of $8,203 based on the exchange rate for the Euro at the acquisition date). The annual cash flow from the expansion is projected to be approximately $430, based on current exchange rates. In January 2003, CPA(R):14 received $8,722 from its share of mortgage proceeds obtained by an equity investee. CPA(R):14 also paid an annual installment of deferred acquisition fees in January 2003 of $2,373.

In addition to paying dividends to shareholders, principal payments on mortgage debt and paying distributions to minority interest owners, CPA(R):14's financing activities included obtaining proceeds of $21,582 from mortgage loans and $1,617 from a note payable collateralized by the Carrefour property. During 2003, CPA(R):14 obtained the $8,203 mortgage loan collateralized by the Carrefour property and $6,680 of additional proceeds on a mortgage loan collateralized by the Career Education property, increasing the loan on the property to $12,500. Annual debt service on the Carrefour and Career Education properties is $596 at current exchange rates and $746, respectively. CPA(R):14 also obtained $6,700 of limited recourse mortgage debt collateralized by the UTI Holdings, Inc. property in Mooresville, North Carolina, at an annual debt service of $587. CPA(R):14 has no mortgage balloon payments scheduled until February 2008. Substantially all of CPA(R):14's mortgages are limited recourse and bear interest at fixed rates. Accordingly, CPA(R):14's cash flow should not be adversely affected by increases in interest rates which are at or near historical lows. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):14's other assets. Unsecured financing would give a lender recourse to all of CPA(R): 14's assets. The use of limited recourse debt, therefore, will allow CPA(R):14 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):14 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):14's portfolio and, therefore, reduce concentration of risk in any particular lessee.

In 2002, CPA(R):14 purchased a participation in a mortgage pool consisting of $172,335 of newly-issued mortgage debt collateralized by properties and lease assignments on properties owned by CPA(R):14 and three affiliates. CPA(R):14 and the affiliates also purchased subordinated interests of $24,129 in which CPA(R):14 owns a 25% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, will be affected by any defaults or nonpayment by lessees. As of December 31, 2003, there have been no defaults. Three Garden Ridge Corporation properties that are owned by affiliates are included in the mortgage pool and the lessee has filed a petition of bankruptcy. In the event the Garden Ridge leases are terminated, cash flow from this investment might be adversely affected.

CPA(R):14 conducts business in Europe. While CPA(R):14 recognized foreign currency transaction gains in 2003 of $349 in connection with the transfer of cash from foreign subsidiaries, foreign currency transaction gains and losses were not material to CPA(R):14's results of operations for the year ended December 31, 2003. CPA(R):14 was not subject to material foreign currency exchange rate risk from the effects of changes in exchange rates. To date,

(dollar amounts in thousands)

CPA(R):14 has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. CPA(R):14 has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. As of December 31, 2003, Carrefour, which leases properties in France, contributed 8% of lease revenues. The leverage used on the limited recourse financing of the Carrefour investments is higher than the average leverage on CPA(R):14's domestic real estate investments.

Off-Balance Sheet and Aggregate Contractual Agreements

A summary of CPA(R):14's contractual obligations and commitments are as follows:

(in thousands)                            Total         2004          2005         2006         2007         2008        Thereafter
                                          -----         ----          ----         ----         ----         ----        ----------
Obligations:
  Mortgage notes payable                $702,175       $11,093      $12,139       $13,124      $14,092      $20,275      $631,452
  Deferred acquisition fees               22,530         3,266        3,483         3,483        3,483        3,214         5,601
  Subordinated disposition fees              240                                                                              240
Commitments:
  Share of minimum rents payable
     under office cost-sharing
     agreement                             1,026           373          373           280
                                        --------       -------      -------       -------      -------      -------      --------
                                        $725,971       $14,732      $15,995       $16,887      $17,575      $23,489      $637,293
                                        ========       =======      =======       =======      =======      =======      ========

In connection with the purchase of its properties, CPA(R):14 requires the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that CPA(R):14's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CPA(R):14's leases generally require tenants to indemnify CPA(R):14 from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow CPA(R):14 to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow CPA(R):14 to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of CPA(R):14, in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of any environmental matter will not have a material adverse effect on CPA(R):14's financial condition, liquidity or results of operations.

Critical Accounting Estimates

CPA(R):14 makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States of America in the preparation of its consolidated financial statements that affect the reported amount of assets, liabilities, revenues and expenses. CPA(R):14 believes its most critical accounting estimates relate to its provision for uncollected amounts from lessees, potential impairment of assets, identification of discontinued operations, classification of real estate assets, determining the fair value of assets and liabilities which are "marked to market" but not actively traded in a public market and determining the interest to be capitalized in connection with real estate under construction. CPA(R):14's significant accounting policies are described in the notes to the financial statements. Certain policies, while significant, may not require the use of estimates.

CPA(R):14 must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):14's real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. CPA(R):14 generally recognizes a provision

(dollar amounts in thousands)

for uncollected rents which typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, Management makes subjective judgments based on its knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations. Under net leases, lessees are obligated to pay real estate taxes on behalf of CPA(R):14; however, when a lessee is in bankruptcy, CPA(R):14 may pay the tax obligation in order to preserve its interest in the property. If such a payment relates to a pre-petition period, CPA(R):14 may record such payment as an expense rather than as a receivable when it assumes the chance of reimbursement by the lessee is unlikely. Based on its actual experience in 2003, CPA(R):14 recorded a provision equal to approximately .5% of lease revenues.

Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2003, 2002 and 2001 was $357, $808 and $1,986, respectively. CPA(R):14 considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CPA(R):14 allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction. CPA(R):14 does not have a credit facility and determines an interest rate to be applied for capitalizing interest based on an average rate on its outstanding limited recourse mortgage debt.

CPA(R):14 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):14 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of CPA(R):14's leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.

CPA(R):14 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of a property accounted for under the operating method may not be recoverable, Management must first determine if the property will be held for use or held for sale. Management then performs projections of cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CPA(R):14's investment objective is to hold properties on a long-term basis, holding periods will generally range from five to ten years. In its evaluations, CPA(R):14 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. Because CPA(R):14's properties are leased to single tenants, CPA(R):14 is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. The risk of vacancy for single tenant properties is different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

For direct financing leases, CPA(R):14 performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):14's current estimate of residual value of the underlying real estate assets of direct financing leases. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using

(dollar amounts in thousands)

the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. CPA(R):14 may also assess properties for impairment because it expects a lease not to be renewed and the lease is within one year of its expiration, a lessee is experiencing financial difficulty and Management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy organization or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

When assets are identified by management as held for sale, CPA(R):14 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized, and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that CPA(R):14 has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

In 2002, CPA(R):14 acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that are owned by CPA(R):14 or three of its affiliates. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value will be adjusted. CPA(R):14 measures derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on CPA(R):14's right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.

In connection with the acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values.

The value attributed to tangible assets will be determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at "market" rates. In applying the model CPA(R):14 assumes that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information is not available, CPA(R):14 will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

(dollar amounts in thousands)

Above-market and below-market lease intangibles will be based on the difference between the market rent and the contractual rents and will be discounted to a present value using an interest rate reflecting CPA(R):14's assessment of the risk associated with the lease acquired. CPA(R):14 acquires properties subject to net leases and considers the credit of the lessee in negotiating the initial rent.

The total amount of other intangible assets will be allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals, among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and
(ii) the property valued as if vacant. Independent appraisals or our estimates will be used to determine these values.

Factors considered include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

Significant accounting policies are described in the notes to the consolidated financial statements.

Accounting Pronouncements

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

(dollar amounts in thousands)

FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004.

CPA(R):14 has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs. CPA(R):14's maximum loss exposure is the carrying value of its equity investments.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for CPA(R):14 as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on CPA(R):14's financial statements.

                         REPORT of INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of W. P. Carey & Co. LLC (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 10, 2004

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                    December 31,
                                                                                    ------------
                                                                          2003                         2002
                                                                          ----                         ----
         ASSETS:

Real estate leased to others:
   Accounted for under the operating method
       Land                                                            $  194,450                   $  181,834
       Buildings                                                          878,093                      828,308
                                                                       ----------                   ----------
                                                                        1,072,543                    1,010,142
       Less, accumulated depreciation                                      62,105                       38,683
                                                                       ----------                   ----------
                                                                        1,010,438                      971,459
Net investment in direct financing leases                                 114,907                      113,428
Real estate under construction                                                  -                       14,723
Equity investments                                                        120,388                       99,320
Cash and cash equivalents                                                  54,675                       74,107
Marketable securities                                                       6,792                        6,258
Other assets, net of accumulated amortization of $2,360
     and $1,252 in 2003 and 2002 and allowance for
     uncollected rents of $619 and $574 in 2003 and 2002                   38,547                       40,602
                                                                       ----------                   ----------
            Total assets                                               $1,345,747                   $1,319,897
                                                                       ==========                   ==========

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS'
           EQUITY:

Liabilities:
Mortgage notes payable                                                 $  702,175                   $  666,740
Accrued interest                                                            4,461                        4,043
Due to affiliates                                                           4,559                        3,821
Accounts payable and accrued expenses                                       5,968                        7,898
Prepaid rental income and security deposits                                19,607                       20,642
Deferred acquisition fees payable to affiliate                             22,530                       23,170
Dividends payable                                                          12,662                       12,488
                                                                       ----------                   ----------
            Total liabilities                                             771,962                      738,802
                                                                       ----------                   ----------

Minority interest                                                          27,356                       29,206
                                                                       ----------                   ----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000
   shares; issued and outstanding, 67,694,702 and
   66,836,152 shares at December 31, 2003 and 2002                             68                           67
Additional paid-in capital                                                606,380                      597,852
Dividends in excess of accumulated earnings                               (64,036)                     (47,508)
Accumulated other comprehensive income                                     11,150                        6,113
                                                                       ----------                   ----------
                                                                          553,562                      556,524
Less, treasury stock at cost, 802,642 and 520,911 shares
   at December 31, 2003 and 2002                                           (7,133)                      (4,635)
                                                                       ----------                   ----------
            Total shareholders' equity                                    546,429                      551,889
                                                                       ----------                   ----------
            Total liabilities, minority interest and
                shareholders' equity                                   $1,345,747                   $1,319,897
                                                                       ==========                   ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME
                (In thousands except share and per share amounts)

                                                                                     For the years ended December 31,
                                                                                     --------------------------------
                                                                               2003                  2002                   2001
                                                                               ----                  ----                   ----
Revenues:
     Rental income                                                       $    108,705           $    98,112            $    55,490
     Interest income from direct financing leases                              13,010                11,798                  8,899
     Interest and other income                                                  6,737                 2,446                  2,752
                                                                         ------------           -----------            -----------
                                                                              128,452               112,356                 67,141
                                                                         ------------           -----------            -----------

Expenses:
     Interest                                                                  52,890                45,249                 22,081
     Depreciation                                                              22,795                20,699                 12,592
     General and administrative                                                 8,405                 6,438                  4,308
     Property expense                                                          19,962                14,060                  9,247
     Impairment charges on real estate                                          3,103                     -                  3,810
                                                                         ------------           -----------            -----------
                                                                              107,155                86,446                 52,038
                                                                         ------------           -----------            -----------

       Income from continuing operations before minority
         interest, equity investments and gains                                21,297                25,910                 15,103

Minority interest in income                                                    (1,489)               (1,724)                  (291)

Income from equity investments                                                 12,992                 5,320                  3,693
                                                                         ------------           -----------            -----------

       Income from continuing operations before gains                          32,800                29,506                 18,505

Unrealized gain on derivative instruments and foreign currency
  transactions, net                                                               671                   355                     78
Gain on foreign currency transactions                                             349                     -                      -
                                                                         ------------           -----------            -----------

       Income from continuing operations before loss on sale of
         real estate                                                           33,820                29,861                 18,583

Discontinued operations:
Income from operation of discontinued properties                                    -                    72                    140
Gain on sale of real estate                                                         -                   333                      -
                                                                         ------------           -----------            -----------

       Income from discontinued operations                                          -                   405                    140
                                                                         ------------           -----------            -----------

Loss on sale of real estate                                                         -                     -                   (346)
                                                                         ------------           -----------            -----------

       Net income                                                        $     33,820           $    30,266            $    18,377
                                                                         ============           ===========            ===========

Basic and diluted earnings per share:
       Income from continuing operations                                 $        .51           $       .45            $       .36
       Discontinued operations                                                      -                     -                      -
                                                                         ------------           -----------            -----------

       Net income                                                        $       .51            $       .45            $       .36
                                                                         ============           ===========            ===========

Weighted average shares outstanding - basic and diluted                    66,638,026           $66,193,674            $51,422,168
                                                                         ============           ===========            ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

                 CONSOLIDATED STATEMENT of SHAREHOLDERS' EQUITY
                       (In thousands except share amounts)
              For the years ended December 31, 2001, 2002, and 2003

                                                                        Dividends in
                                                                          Excess of     Accumulated Other
                                Common    Additional     Comprehensive   Accumulated      Comprehensive    Treasury
                                 Stock  Paid-in Capital     Income        Earnings           Income         Stock         Total
                                 -----  ---------------     ------      -----------           ------         -----         -----
Balance at December 31, 2000    $   43    $    386,341                  $     (9,185)                      $ (1,338)     $375,861

23,233,922 shares issued
  $.001 par, at $10 per
  share, net of offering costs      23         207,146                                                                    207,169

Dividends declared                                                           (37,215)                                     (37,215)

Purchase of treasury stock,
  183,289  shares                                                                                            (1,612)       (1,612)

Comprehensive income:

  Net income                                             $     18,377         18,377                                       18,377
Other comprehensive income:
 Foreign currency translation
 adjustment                                                      (101)                     $    (101)                        (101)
                                                         ------------
                                                         $     18,276
                                ------    ------------   ============   ------------       ---------       --------      --------
Balance at December 31, 2001        66         593,487                       (28,023)           (101)        (2,950)      562,479

520,686 shares issued $.001
  par, at $10 per share, net
  of offering costs                  1           4,365                                                                      4,366

Dividends declared                                                           (49,751)                                     (49,751)

Purchase of treasury stock,
  190,935 shares                                                                                             (1,685)       (1,685)

Comprehensive income:

  Net income                                             $     30,266         30,266                                       30,266
                                                         ------------
Other comprehensive income:
  Unrealized appreciation on
  marketable securities                                           257
  Foreign currency
  translation adjustment                                        5,957
                                                         ------------
                                                                6,214                          6,214                        6,214
                                                         ------------
                                                         $     36,480
                                ------    ------------   ============   ------------       ---------       --------      --------
Balance at December 31, 2002        67         597,852                       (47,508)          6,113         (4,635)      551,889
                                ------    ------------                  ------------       ---------       --------      --------

858,550 shares issued $.001
  par, at $10 per share, net
  of offering costs                  1           8,528                                                                      8,529

Dividends declared                                                           (50,348)                                     (50,348)

Purchase of treasury stock,
  281,731 shares                                                                                             (2,498)       (2,498)

Comprehensive income:

   Net income                                            $     33,820         33,820                                       33,820
                                                         ------------
Other comprehensive income:
  Unrealized appreciation on
  marketable securities                                           641
  Foreign currency
  translation adjustment                                        4,396
                                                         ------------
                                                                5,037                          5,037                        5,037
                                                         ------------
                                                         $     38,857
                                ------    ------------   ============   ------------       ---------       --------      --------
Balance at December 31, 2003    $   68    $    606,380                  $    (64,036)      $  11,150       $ (7,133)     $546,429
                                ======    ============                  ============       =========       ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                 (In thousands)

                                                                                              For the year ended December 31,
                                                                                              -------------------------------
                                                                                          2003               2002            2001
                                                                                          ----               ----            ----
Cash flows from operating activities:
    Net income                                                                          $ 33,820           $ 30,266        $ 18,377
    Adjustments to reconcile net income to net cash provided by continuing operations:
       Income from discontinued operations, including gain on sale of real
          estate                                                                               -               (405)           (140)
       Depreciation and amortization                                                      23,964             21,548          12,951
       Straight-line rent adjustments                                                     (3,965)            (4,201)         (3,192)
       Income from equity investments in excess of distributions received                 (1,529)               (30)            (58)
       Minority interest in income                                                         1,489              1,724             291
       Loss on sale of real estate                                                             -                  -             346
       Issuance of shares in satisfaction of current and accrued performance
          fees                                                                             7,105              5,092           5,012
       Impairment charge on real estate                                                    3,103                  -           3,810
       Funds released from (deposited in) escrow                                               -                  -           6,144
       (Decrease) increase in prepaid rents and security deposits                         (1,727)             2,545           8,435
       Realized gain on foreign currency transactions                                       (349)                 -               -
       Unrealized gain on derivative instruments and foreign currency
          transactions, net                                                                 (643)              (355)            (78)
       Change in other operating assets and liabilities, net (a)                          (1,858)             4,311           1,233
                                                                                        --------           --------        --------
       Net cash provided by continuing operations                                         59,410             60,495          53,131
       Net cash provided by discontinued operations                                            -                 74             144
                                                                                        --------           --------        --------
          Net cash provided by operating activities                                       59,410             60,569          53,275
                                                                                        --------           --------        --------

Cash flows from investing activities:
    Equity distributions received in excess of equity income                               1,178              1,456           1,738
    Purchases of real estate and equity investments and other
       capitalized costs, net (b)                                                        (50,385)          (269,117)       (372,835)
    Value added taxes recoverable on purchase of real estate                                 827              1,448               -
    Purchase of securities                                                                     -             (8,396)              -
    Proceeds from sale of real estate and securities                                           -              5,998           2,903
    Payment of deferred acquisition fees                                                  (2,373)            (1,638)           (722)
    Capital distributions received from equity investments                                 8,722                  -          22,664
                                                                                        --------           --------        --------
          Net cash used in investing activities                                          (42,031)          (270,249)       (346,252)
                                                                                        --------           --------        --------

Cash flows from financing activities:
    Dividends paid                                                                       (50,173)           (48,581)        (32,811)
    Proceeds from stock issuance, net of costs                                             1,424             (1,725)        203,155
    Prepayment of mortgage principal                                                           -             (3,800)        (15,529)
    Release of mortgage funds by lenders                                                   2,776                  -               -
    Proceeds from mortgages                                                               21,582            196,596         262,136
    Proceeds from note                                                                     1,617                  -               -
    Payments of mortgage principal                                                        (9,234)            (6,543)         (2,557)
    Funding of defeasance escrow account                                                       -             (2,537)              -
    Deferred financing costs and mortgage deposits                                             -             (4,050)         (6,546)
    Purchase of treasury stock                                                            (2,498)            (1,685)         (1,612)
    Distributions paid to (contributions from) minority interest partner, net             (3,340)             7,661          (1,111)
                                                                                        --------           --------        --------
          Net cash (used in) provided by financing activities                            (37,846)           135,336         405,125
                                                                                        --------           --------        --------

                                  - Continued -

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

      Effect of exchange rates on cash                                             1,035               756                  -
                                                                                --------          --------           --------

      Net (decrease) increase in cash and cash equivalents                       (19,432)          (73,588)           112,148

Cash and cash equivalents, beginning of year                                      74,107           147,695             35,547
                                                                                --------          --------           --------

Cash and cash equivalents, end of year                                          $ 54,675          $ 74,107           $147,695
                                                                                ========          ========           ========

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

(b) Included in the cost basis of real estate investments acquired in 2003, 2002 and 2001 are deferred acquisition fees payable of $1,733, $6,146 and $6,554, respectively.

        The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
            Amounts in thousands, except share and per share amounts

 1. Summary of Significant Accounting Policies:

         Basis of Consolidation:

                  The consolidated financial statements include the accounts of Corporate Property Associates 14 Incorporated, its wholly-owned subsidiaries and controlling majority-owned interests in limited liability companies and partnerships (collectively, the "Company"). The Company is not the primary beneficiary of any variable interest entity. All material inter-entity transactions have been eliminated.

         Use of Estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates will relate to the assessment of recoverability of real estate assets and investments, classification of real estate leased by others and identification of any intangible assets identified in connection with asset acquisitions. Actual results could differ from those estimates.

         Real Estate Leased to Others:

                  Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. For the year ended December 31, 2003, lessees were responsible for the direct payment of real estate taxes of approximately $13,197. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred, significant renovations which increase the useful life of the properties are capitalized.

                  The Company diversifies its real estate investments among various corporate tenants engaged in different industries and by property type.

                  The leases are accounted for under either the operating or direct financing method. Such methods are described below:

                           Operating method - Real estate is recorded at cost less accumulated depreciation, revenue is recognized on a straight-line basis over the term of the lease and expenses (including depreciation) are charged to operations as incurred.

                           Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                  When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. Residual values of direct financing leases are reviewed at least annually. If a decline in the estimated residual value is other than temporary, the accounting for the net investment in direct financing lease will be revised using the changed estimate. The resulting reduction in the net investment in the direct financing lease is recognized as a loss in the period in which the estimate is changed.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

                  In connection with the Company's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.

                  Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

                  The total amount of other intangible assets is allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals, among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or management's estimates are used to determine these values.

                  Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases, including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property, are also considered.

                  The value of in-place leases will be amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

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

         Assets Held For Sale:

                  Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale by the Company after December 31, 2001, are included in discontinued operations.

                  If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

                  reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

                  The Company recognizes gains and losses on the sale of properties when among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.

         Depreciation:

                  Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the remaining term of the lease.

        Equity Investments:

                  The Company's interests in entities in which the entity is not considered to be a VIE, the Company is not deemed to be the primary beneficiary and the Company's ownership is 50% or less, and has the ability to exercise significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Cash Equivalents:

                  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2003 and 2002 were held in the custody of two financial institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

         Foreign Currency Translation:

                  The Company consolidates its real estate investments in the Netherlands, Finland, France and the United Kingdom. The functional currencies for these investments are the Euro and British Pound. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity. As of December 31, 2003, the cumulative foreign currency translation adjustment gain was $10,252.

                  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are
                  (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

                  determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder's equity. The contributions to the equity investments were funded in part through subordinated debt.

                  Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and, for the year ended December 31, 2003, the Company recognized unrealized gains of $720 from such transactions. In 2003, the Company recognized realized gains of $349 on foreign currency transactions, in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.

         Marketable Securities:

                  Marketable securities are classified as available for sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income (loss) until realized. Such marketable securities had a cost basis of $5,894 and $6,001 and reflected a fair value of $6,792 and $6,258 at December 31, 2003 and 2002, respectively.

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

         Derivative Instruments:

                  Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments. Stock warrants granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments if such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS No. 133, changes in the fair value of such derivative instruments as determined using an option pricing model are recognized currently in earnings as gains or losses. The Company recognized an unrealized loss of $20 and an unrealized gain of $385 in 2003 and 2002, respectively on warrants issued to the Company by PW Eagle, Inc., American Tire Distributors, Inc. and Consolidated Theaters Holding, G.P. No unrealized gain or loss were recognized in 2001. The Company also holds stock warrants which were not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

                  A lease for a property located in the Netherlands provides the Company with an option to receive a portion of rental payments in Euros or U.S. dollars. Pursuant to the adoption of SFAS No. 133, the option is a derivative instrument and changes in the fair value of the option are recognized in earnings as gains or losses. An unrealized gain on the option of $78 was recognized in 2001 and unrealized losses of $29 and $30 were recognized in 2003 and 2002, respectively. As of December 31, 2003, the Company's cumulative unrealized foreign currency gain was $19.

         Costs of Raising Capital:

                  Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

         Treasury Stock:

                  Treasury stock is recorded at cost.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

         Deferred Acquisition Fees:

                  Fees are payable for services provided by W. P. Carey & Co. LLC (the "Advisor"), an affiliate, to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to .25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the Preferred Return (see Note 3).

         Earnings Per Share:

                  The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

         Federal Income Taxes:

                  The Company is qualified as a real estate investment trust ("REIT") as of December 31, 2003 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions. The Company and subsidiaries are subject to state and local and foreign taxes, which aggregate $255 in 2003 and $152 in 2002, and are included in general and administrative expenses.

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

        Accounting Pronouncements:

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

                  The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

                  On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

                  FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004.

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

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

                  This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for CPA(R):14 as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

 2. Organization and Offering:

         The Company was formed on June 4, 1997 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by the Advisor.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

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

 3. Transactions with Related Parties:

         In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are -1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative rate of cash flow from operations of 7%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $7,550, $5,514 and $3,592 in 2003, 2002 and 2001, respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $3,088, $2,234 and $1,372 in 2003, 2002 and 2001, respectively.

         Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees are deferred and payable in equal installments over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions and refinancings that were completed in 2003, 2002 and 2001, current fees were $2,166, $8,489 and $8,193, respectively and deferred fees were $1,733, $6,773 and $6,554, respectively.

         The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. Only if the Independent Directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the Advisor and Independent Directors, is made at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the Advisor to reimburse the Company.

         The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The Advisor's interest in such disposition fees amounts to $240 as of December 31, 2003. Payment of such amount, however, cannot be made until the subordination provisions are met. The Company has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

         The Company owns interests in entities which range from 33 1/3% to 90% and a jointly-controlled 50% tenancy-in-common interest in two properties subject to a net lease with the remaining interests held by affiliates. The Company has a significant influence in these investments, which are accounted for under the equity method of accounting.

         The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 2003, 2002 and 2001 were $470, $376 and $237, respectively. The Company's current share of future minimum lease payments is $1,026 through 2006.

 4. Real Estate Leased to Others Accounted for Under the Operating Method:

         Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases amount are approximately as follows:

Year Ending December 31,
-------------------------
2004                                    $  102,738
2005                                       101,391
2006                                       101,440
2007                                       102,836
2008                                       102,315
Thereafter through 2022                  1,035,965
                                        ----------
   Total                                $1,546,685
                                        ==========

         Contingent rentals (including CPI-based increases) were approximately $1,405 in 2003, $532 in 2002 and $249 in 2001.

 5. Net Investment in Direct Financing Leases:

         Net investment in direct financing leases is summarized as follows:

                                                              December 31,
                                                        --------------------------
                                                        2003                  2002
                                                        ----                  ----
Minimum lease payments receivable                     $246,161              $253,369
Unguaranteed residual value                            111,645               112,667
                                                      --------              --------
                                                       357,806               366,036
Less: unearned income                                  242,899               252,608
                                                      --------              --------
                                                      $114,907              $113,428
                                                      ========              ========

         Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases are approximately as follows:

Year Ending December 31,
2004                                      $ 12,481
2005                                        12,545
2006                                        12,636
2007                                        12,724
2008                                        12,724
Thereafter through 2031                    183,052
                                          --------
   Total                                  $246,162
                                          ========

         Contingent rents (including CPI-based increases) were approximately $108 in 2003, $63 in 2002 and $36 in 2001.

 6. Equity Investments:

         The Company owns interests in properties leased to corporations through non-controlling interests. The ownership interests range from 33.33% to 50%. Contributions, distributions and allocations of income or loss from the equity investees are based on ownership percentages and no fees are paid by the Company or the partnerships to any of the general partners of the limited partnerships. All of the underlying investments are owned with affiliates that have similar investment objectives as the

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

         Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., Special Devices, Inc., Applied Materials, Inc. and CheckFree Holdings, Inc., Clear Channel Communications, Inc. and TruServ Corporation. The Company along with two affiliates, CPA(R):12 and Corporate Property Associates 15 Incorporated ("CPA(R):15") formed a limited liability company and, on February 7, 2003, entered into a net lease with Starmark Camhood, L.L.C. ("Starmark").

         Summarized combined financial information of the Company's equity investees is as follows:

                                                                              December 31,
                                                                        ------------------------
                                                                          2003           2002
                                                                          ----           -----
Assets (primarily real estate)                                          $781,144        $591,167
Liabilities (primarily limited recourse mortgage notes payable)          471,052         329,330
Members' equity                                                          310,092         261,837

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                           2003            2002              2001
                                                                           ----            ----              ----
Revenues (primarily rental revenues)                                      $80,329         $34,521          $ 31,060
Expenses (primarily interest on mortgage and depreciation)                (46,429)        (20,352)          (19,539)
                                                                          -------         -------          --------
Net income                                                                $33,900         $14,169          $ 11,521
                                                                          =======         =======          ========

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

         In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300 and a mezzanine loan of $20,000. The first mortgage provides for monthly payments of interest and principal of $564 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is scheduled. The mezzanine loan provides for monthly payments of interest and principal of $277 at an annual interest rate of 11.15% and will fully amortize over its ten-year term.

         The limited liability company was granted 5,276 warrants for Class C Unit interests in Starmark that represent a 5% interest in Starmark. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

 7. Mortgage Financing Through Securitization:

         In 2002, the Company and three affiliates, W.P. Carey & Co. LLC ("W. P. Carey"), Carey Institutional Properties Incorporated ("CIP(R)") and Corporate Property Associates 12 Incorporated ("CPA(R):12") obtained an aggregate of approximately $172,335 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans, and sold the interests in the trust as collateralized mortgage obligations in a private placement to institutional investors (the "Offered Interests"). The Company and the three affiliates acquired a separate class of subordinated interests in the trust (the "CPA(R) Interests"). The amount of CPA(R) Interests acquired by the Company was proportional to the mortgage amounts obtained.

         All of the mortgage loans provide for payments of principal and interest at an annual rate of 7.5% and are based on a 25-year amortization schedule. Each loan is collateralized by mortgages on the properties and lease assignments. Under the lease assignments, the lessees direct their rent payment to the mortgage servicing company which in turn

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

         distributes amounts in excess of debt service requirements to the applicable lessors. Under certain limited conditions, a property may be released from its mortgage by the substitution of another property. Such substitution is subject to the approval of the trustee of the trust.

         The initial Offered Interests consisted of $148,206 of mortgage loan balances with different tranches of principal entitled to distributions at annual interest rates as follows: $119,772 - 5.97%, $9,478 - 6.58%, $9,478 - 7.18% and $9,478 - 8.43%. The assumed final distribution dates for the four classes of Offered Interests range from December 2011 through March 2012.

         The CPA(R) Interests were purchased for $24,129 of which the Company's share was $6,032, or 25%, and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. The CPA(R) Interests are subordinated to the Offered Interests and will be payable only when and if all distributions to the Offered Interests are current. The assumed final distribution date for the CPA(R) Interests is June 30, 2012. The distributions to be paid to the CPA(R) Interests do not have a stated rate of interest and will be affected by any shortfall in rents received from the lessees or defaults at the mortgaged properties. As of the purchase date, the Company's cost basis attributable to the principal and interest and interest only components was $3,612 and $2,420, respectively. Over the term of its ownership interest in the CPA(R) Interests, the value of the interest only component will fully amortize to $0 and the principal and interest component will amortize to its anticipated face value of its share in the underlying mortgages (which currently is $6,032). For financial reporting purposes, the effect of such amortization is reflected in interest income. Interest income, including all related amortization, is recognized using an effective interest method.

         The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. The fair value of the Company's CPA(R) Interests was $6,792 and $6,258, reflecting an unrealized gain of $898 and $257 and accumulated amortization of $138 and $31 at December 31, 2003 and 2002, respectively. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

         The key variable in determining the fair value of the CPA(R) Interests is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the CPA(R) Interests based on adverse changes in the market interest rates of 1% and 2% as of December 31, 2003 is as follows:

                                               Actual          1% Adverse Change    2% Adverse Change
                                               ------          -----------------    -----------------
Fair value of CPA(R) Interests                 $6,792                $6,461               $6,152

         The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

 8. Mortgage Notes Payable:

         Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of $1,069,454. As of December 31, 2003, mortgage notes payable had fixed interest rates ranging from 6.09% to 8.85% and variable interest rates ranging from 3.12% to 6.49% and maturity dates ranging from 2008 to 2026.

         Scheduled principal payments during each of the five years following December 31, 2003 are as follows:

Year Ending December 31,                     Total Debt          Fixed Rate Debt      Variable Rate Debt
------------------------                     ----------          ---------------      ------------------
     2004                                     $ 11,093               $ 10,513                $   580
     2005                                       12,139                 11,534                    605
     2006                                       13,124                 12,500                    624
     2007                                       14,092                 13,449                    643
     2008                                       20,275                 19,613                    662
     Thereafter through 2026                   631,452                606,525                 24,927
                                              --------               --------                -------
        Total                                 $702,175               $674,134                $28,041
                                              ========               ========                =======

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

         Interest paid, excluding capitalized interest, was $50,445, $42,813 and $20,271 in 2003, 2002 and 2001, respectively. Capitalized interest was $357 in 2003, $808 in 2002 and $1,986 in 2001.

  9. Dividends:

         Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, dividends per share reported for tax purposes were as follows:

                             2003       2002       2001
                             ----       ----       ----
Capital gain dividend                  $ .01
Ordinary income             $ .57        .36      $ .44
Return of capital             .19        .38        .27
                            -----      -----      -----
                            $ .76      $ .75      $ .71
                            =====      =====      =====

         A dividend of $.18920 per share for the quarter ended December 31, 2003 ($12,662) was declared in December 2003 and paid in January 2004.

 10. Lease Revenues:

         The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. For the years ended December 31, 2003, 2002, and 2001 the financial reporting sources are as follows:

                                                            2003       2002       2001
                                                            ----       ----       ----
Per Statements of Income:
  Rental income from operating leases                     $108,705    $ 98,112    $55,490
  Interest income from direct financing leases              13,010      11,798      8,899
  Share of lease revenues applicable to minority
      interest                                              (7,838)     (7,629)    (4,579)
  Share of leasing revenues from equity
      investments                                           30,556      13,279     11,769
                                                          --------    --------    -------
                                                          $144,433    $115,560    $71,579
                                                          ========    ========    =======

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

         In 2003, 2002 and 2001, the Company earned its share of net lease revenues from its direct and indirect ownership of real estate from the following lease obligations:

                                                             2003         %          2002          %        2001         %
                                                             ----                    ----                   ----
Carrefour France, SAS                                      $ 11,597       8%       $  6,671       6%             -       -
Starmark Camhood, L.L.C. (b)                                  6,713       5               -       -              -       -
Nortel Networks Limited                                       6,001       4           6,001       5        $   157       -
Petsmart, Inc. (a)                                            5,812       4           6,228       5            635       1%
Clear Channel Communications, Inc.                            5,660       4               -       -              -       -
TruServ Corporation (b)                                       5,056       4              11       -              -       -
Atrium Companies, Inc.                                        4,457       3           4,451       4          2,810       4
Advance PCS, Inc.                                             4,300       3           4,300       4          4,300       6
Federal Express Corporation (a)                               3,958       3           3,915       3          3,872       5
Tower Automotive, Inc.                                        3,895       3           2,813       2              -       -
Galyan's Trading Company                                      3,811       3           3,811       3          3,811       5
Katun Corporation                                             3,739       3           1,746       2              -       -
Collins & Aikman Corporation                                  3,296       2           3,249       3            836       1
Advanced Micro Devices, Inc. (b)                              3,259       2           3,259       3          3,049       4
Metaldyne Company LLC                                         3,207       2           3,142       3          2,071       3
Applied Materials, Inc. (b)                                   3,097       2           3,099       3          3,072       4
Perkin Elmer, Inc.                                            2,985       2           2,494       2             26       -
APW North America Inc.                                        2,857       2           2,761       2          2,650       4
Amerix Corporation                                            2,477       2           2,458       2          2,393       3
Celestica Corporation                                         2,421       2           2,420       2          1,614       2
Institutional Jobbers Company                                 2,271       2           2,271       2          2,271       3
Buffets, Inc.                                                 2,224       2           2,133       2          2,131       3
Gerber Scientific, Inc.                                       2,202       2           2,134       2            894       1
CheckFree Holdings, Inc. (b)                                  2,128       2           2,108       2          2,088       3
McLane Company, Inc. (a)                                      2,113       1           2,090       2          2,075       3
Gibson Guitar Corp. (c)                                       2,053       1           1,892       2          1,493       2
Waddington North America, Inc.                                2,038       1           1,811       2          1,202       2
Best Buy Co., Inc.                                            2,004       1           1,959       2          1,989       3
Special Devices, Inc. (b)                                     1,995       1           1,962       2          1,119       2
Stellex Technologies, Inc.                                    1,984       1           1,883       3          1,563       4
Builders FirstSource, Inc. (a)                                1,871       1           1,944       2          1,052       1
Consolidated Theaters Holding, G.P.                           1,733       1           1,711       1          1,691       2
PW Eagle, Inc.                                                1,651       1           1,374       1              -       -
American Tire Distributors, Inc.                              1,645       1           1,261       1              -       -
New Creative Enterprises, Inc.                                1,590       1           1,576       1            504       -
Rave Reviews Cinemas, L.L.C.                                  1,531       1           1,405       1            780       -
Other (a) (b) (c)                                            24,802      17          23,217      18         19,431      29
                                                           --------     ---        --------     ---        -------     ---
                                                           $144,433     100%       $115,560     100%       $71,579     100%
                                                           ========     ===        ========     ===        =======     ===

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

         For 2003, geographic information for the real estate operations segment is as follows:

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

                                                   Domestic                Foreign              Total Company
                                                  ----------               --------             ------------
Revenues                                          $  109,622               $ 18,830               $  128,452
Expenses                                              88,026                 19,129                  107,155
Income from equity investments                        12,992                      -                   12,992
Net operating income (loss) (1)                       33,099                   (299)                  32,800
Total assets                                       1,143,581                202,166                1,345,747
Total long-lived assets                            1,055,321                190,412                1,245,733

         For 2002, geographic information for the real estate operations segment is as follows:

                                                   Domestic                Foreign              Total Company
                                                  ----------               --------             ------------
Revenues                                          $  101,202               $ 11,154               $  112,356
Expenses                                              76,348                 10,098                   86,446
Income from equity investments                         5,320                      -                    5,320
Net operating income(1)                               28,451                  1,055                   29,506
Total assets                                       1,151,723                168,174                1,319,897
Total long-lived assets                            1,043,682                155,248                1,198,930

         For 2001, geographic information for the real estate operations segment is as follows:

                                                   Domestic                Foreign              Total Company
                                                  ----------               --------             ------------
Revenues                                             $65,845                 $1,296                  $67,141
Expenses                                              51,032                  1,006                   52,038
Income from equity investments                         3,693                      -                    3,693
Net operating income(1)                               18,215                    290                   18,505
Total assets                                       1,058,123                 39,115                1,097,238
Total long-lived assets                              889,238                 38,092                  927,330

         (1) Income from continuing operations before (loss) gain.

12. Impairment Charges:

         2003

         The Company owns a property in Gardena, California leased to Scott Companies Inc. Scott has rent arrearages of $474 as of December 31, 2003 and as a result of its financial difficulties has defaulted on its lease. The Company has written down the property to its estimated fair value and recognized an impairment charge of $2,900.

         In connection with the Company's annual review of the estimated residual values on its properties classified as net investments in direct financing leases, the Company determined that an other than temporary decline in estimated residual value had occurred at its property in Mooresville, North Carolina leased to NASCAR Technical Institute, Inc., and the accounting for the direct financing lease was revised using the changed estimates. The resulting change in estimate resulted in the recognition of an impairment charge of $203.

         2001

         The Company purchased a property in Daleville, Indiana in June 1998 and entered into a net lease with Burlington Motor Carriers, Inc. ("Burlington"). Subsequent to Burlington's petition of bankruptcy, the lease was terminated. The Company recorded an impairment charge of $3,810 on the Burlington property in 2001.

13. Purchases of Real Estate:

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

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

         No properties are held for sale as of December 31, 3003. At December 31, 2002, the operations from a property in Greenville, Texas which was sold in June 2002 at a gain of $333 were included as "Discontinued Operations." A summary of Discontinued Operations for the years ended December 31, 2002 and 2001 is as follows.

                                                          Year Ended December 31,
                                                          -----------------------
                                                             2002         2001
                                                             ----         ----
Revenues (primarily rental revenues)                         $150         $317
Expenses (primarily interest on mortgages,
   depreciation and property expenses)                        (78)        (177)
Gain on sale of real estate                                   333            -
                                                             ----          ---
    Income from discontinued operations                      $405         $140
                                                             ====         ====

15. Disclosures About Fair Value of Financial Instruments:

         The Company estimates that the fair value of mortgage and notes payable at December 31, 2003 and 2002 was approximately $706,040 and $681,711, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk.

16. Selected Quarterly Financial Data (unaudited):

                                                                             Three Months Ended
                                                                             ------------------
                                                 March 31, 2003     June 30, 2003     September 30, 2003      December 31, 2003
                                                 --------------     -------------     ------------------      -----------------
Revenues                                            $32,864            $30,906             $32,815                  $31,867
Expenses                                             25,136             25,039              30,418                   26,562
Net income                                           10,604              8,666               6,124                    8,426
Net income per share - Basic and diluted                .16                .13                 .09                      .13
Dividends declared per share                          .1884              .1887               .1889                    .1892

                                                                             Three Months Ended
                                                                             ------------------
                                                 March 31, 2002     June 30, 2002     September 30, 2002      December 31, 2002
                                                 --------------     -------------     ------------------      -----------------
Revenues                                            $24,931            $27,815             $29,500                  $30,110
Expenses                                             18,888             20,195              22,556                   24,807
Income from continuing operations                     7,311              8,468               7,784                    6,298
Income from continuing operations per
   share - Basic and diluted                            .11                .13                 .12                      .09
Net income                                            7,347              8,837               7,784                    6,298
Net income per share - Basic and diluted                .11                .13                 .12                      .09
Dividends declared per share                          .1875              .1877               .1879                    .1882

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2003, there were 21,137 holders of record of the Shares of the Company.

The Company is required to distribute annually at least 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. Quarterly dividends paid by the Company since December 31, 2000 are as follows:

                                  Cash Dividends Paid Per Share
                             ----------------------------------------
                               2003             2002           2001
                               ----             ----           ----
First quarter                $.188200         $.186245       $.171249
Second quarter                .188400          .187500        .175005
Third quarter                 .188700          .187700        .178751
Fourth quarter                .188900          .187900        .182500
                             --------         --------       --------
                             $.754200         $.749345       $.707505
                             ========         ========       ========

REPORT ON FORM 10-K

         The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.