Form 10-Q
period 2004-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2004-05-10
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO               .
                                       --------------    --------------

                        COMMISSION FILE NUMBER: 000-25771

]                            -------------------------

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                MARYLAND                                 13-3951476
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

          50 ROCKEFELLER PLAZA                             10020
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

     CPA(R):14 has no active market for common stock at May 6, 2004.

     CPA(R):14 has 67,110,556 shares of common stock, $.001 par value outstanding at May 6, 2004.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED


                                      INDEX


                                                                                             Page No.
                                                                                             --------
PART I
------

Item 1. -     Financial Information*

              Condensed Consolidated Balance Sheets as of March 31, 2004
              and December 31, 2003                                                              2

              Condensed Consolidated Statements of Income for the three months ended
              March 31, 2004 and 2003                                                            3

              Condensed Consolidated Statements of Comprehensive Income for the
              three months ended March 31, 2004 and 2003                                         3

              Condensed Consolidated Statements of Cash Flows for the three months
              ended March 31, 2004 and 2003                                                      4

              Notes to Condensed Consolidated Financial Statements                             5-8

Item 2. -     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                       9-12

Item 3. -     Quantitative and Qualitative Disclosures About Market Risk                        13

Item 4. -     Controls and Procedures                                                           13


PART II -     Other Information
-------

Item 2. -     Changes in Securities, Use of Proceeds and
              Issuer Purchases of Equity Securities                                             14

Item 4. -     Submission of Matters to a Vote of Security Holders                               14

Item 6. -     Exhibits and Reports on Form 8-K                                                  14

Signatures                                                                                      15



* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                        March 31, 2004   December 31, 2003
                                                                        --------------   -----------------
                                                                         (Unaudited)          (Note)
                                                                        --------------   -----------------
           ASSETS:

Land and buildings, net of accumulated depreciation of $67,739 at
    March 31, 2004 and $62,105 at December 31, 2003                      $   999,585      $ 1,010,438
Net investment in direct financing leases                                    115,433          114,907
Equity investments                                                           120,227          120,388
Cash and cash equivalents                                                     49,997           54,675
Marketable securities                                                          6,921            6,792
Other assets                                                                  39,172           38,547
                                                                         -----------      -----------
              Total assets                                               $ 1,331,335      $ 1,345,747
                                                                         ===========      ===========

          LIABILITIES, MINORITY INTEREST AND
            SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                   $   695,445      $   702,175
Accrued interest                                                               4,387            4,461
Due to affiliates                                                              3,801            4,559
Accounts payable and accrued expenses                                          4,375            5,968
Prepaid rental income and security deposits                                   19,825           19,607
Deferred acquisition fees payable to affiliate                                19,263           22,530
Dividends payable                                                             12,718           12,662
                                                                         -----------      -----------
              Total liabilities                                              759,814          771,962
                                                                         -----------      -----------

Minority interest                                                             27,180           27,356
                                                                         -----------      -----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par  value; authorized, 120,000,000 shares;
    issued and outstanding, 67,990,109 shares at March 31, 2004
    and 67,694,702 shares at December 31, 2003                                    68               68
Additional paid-in capital                                                   609,496          606,380
Dividends in excess of accumulated earnings                                  (67,765)         (64,036)
Accumulated other comprehensive income                                        10,350           11,150
                                                                         -----------      -----------
                                                                             552,149          553,562
Less, treasury stock at cost, 878,854 shares at March 31, 2004 and
    802,642 shares at December 31, 2003                                       (7,808)          (7,133)
                                                                         -----------      -----------
              Total shareholders' equity                                     544,341          546,429
                                                                         -----------      -----------
              Total liabilities, minority interest and shareholders'
                equity                                                   $ 1,331,335      $ 1,345,747
                                                                         ===========      ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (Unaudited)
               (in thousands, except share and per share amounts)

                                                                                      Three Months Ended March 31,
                                                                                     ------------------------------
                                                                                         2004              2003
                                                                                     ------------      ------------
Revenues:
    Rental income                                                                    $     28,249      $     26,559
    Interest income from direct financing leases                                            3,388             3,229
    Other operating income                                                                    220             2,651
                                                                                     ------------      ------------
                                                                                           31,857            32,439
                                                                                     ------------      ------------

Operating expenses:
    Depreciation                                                                            5,859             5,596
    General and administrative                                                              1,802             2,161
    Property expenses                                                                       4,866             4,592
                                                                                     ------------      ------------
                                                                                           12,527            12,349
                                                                                     ------------      ------------

        Income from continuing operations before other interest income, minority interest, equity investments, interest expense and
          (loss) gain                                                                      19,330            20,090

    Other interest income                                                                     331               425
    Minority interest in income                                                              (406)             (472)
    Income from equity investments                                                          3,367             3,138
    Interest expense                                                                      (13,518)          (12,787)
                                                                                     ------------      ------------
        Income from continuing operations before (loss) gain                                9,104            10,394

    Unrealized (loss) gain on derivative instruments and foreign currency
      transactions, net                                                                      (168)              210
    Gain on foreign currency transactions, net                                                 53                --
                                                                                     ------------      ------------

        Net income                                                                   $      8,989      $     10,604
                                                                                     ============      ============


Basic and diluted earnings per share:                                                $        .13      $        .16
                                                                                     ============      ============

Weighted average shares outstanding - basic and diluted                                67,129,602        66,351,057
                                                                                     ============      ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.



      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                 (in thousands)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            2004           2003
                                                           -------        -------
Net income                                                 $ 8,989        $10,604
                                                           -------        -------

Other comprehensive income:
   Change in foreign currency translation adjustment          (955)         1,055
   Unrealized appreciation of marketable securities            155            263
                                                           -------        -------
                                                              (800)         1,318
                                                           -------        -------

   Comprehensive income                                    $ 8,189        $11,922
                                                           =======        =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                           2004          2003
                                                                                         --------      --------
Cash flows from operating activities:
   Net income                                                                            $  8,989      $ 10,604
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                         6,158         5,885
      Straight-line rent adjustments                                                       (1,138)       (1,012)
      Income from equity investments in excess of distributions received                     (258)         (494)
      Issuance of shares in satisfaction of current and accrued performance fees            1,906         1,461
      Minority interest in income                                                             406           472
      Unrealized loss (gain) on warrants and foreign currency transactions, net               173          (210)
      Gain on foreign currency transactions                                                   (58)           --
      Increase (decrease) in prepaid rents and security deposits                               83          (702)
      Change in other operating assets and liabilities, net                                  (458)         (470)
                                                                                         --------      --------
           Net cash provided by operating activities                                       15,803        15,534
                                                                                         --------      --------

Cash flows from investing activities:
   Distributions from operations of equity investments in excess of equity income             419           395
   Purchases of real estate and equity investments and additional capitalized costs          (368)      (29,563)
   Distributions of mortgage financing proceeds received from equity investee                  --         8,722
   Payment of value added taxes from purchase of real estate                               (1,617)           --
   Payment of deferred acquisition fees                                                    (3,266)       (2,373)
                                                                                         --------      --------
           Net cash used in investing activities                                           (4,832)      (22,819)
                                                                                         --------      --------

Cash flows from financing activities:
   Proceeds from mortgages                                                                     --         3,017
   Funds released by mortgage lenders                                                          96            --
   Payments of mortgage principal                                                          (2,716)       (2,099)
   Distributions to minority interest partner                                                (582)         (754)
   Proceeds from issuance of shares, net of costs                                           1,209           100
   Deferred financing costs                                                                    --            21
   Dividends paid                                                                         (12,662)      (12,488)
   Purchase of treasury stock                                                                (675)         (400)
                                                                                         --------      --------
           Net used in financing activities                                               (15,330)      (12,603)
                                                                                         --------      --------

           Effect of exchange rate changes on cash                                           (319)          206
                                                                                         --------      --------

           Net decrease in cash and cash equivalents                                       (4,678)      (19,682)

Cash and cash equivalents, beginning of period                                             54,675        74,107
                                                                                         --------      --------

       Cash and cash equivalents, end of period                                          $ 49,997      $ 54,425
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1.    Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 14 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2.    Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. Asset management fees were $2,103 and $1,854 for the three months ended March 31, 2004 and 2003, respectively, with performance fees in like amount. For the three months ended March 31, 2004 and 2003, the Company incurred personnel reimbursements of $775 and $803, respectively.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal installments over no less than eight years following the first anniversary of the date a property is purchased. No such fees were incurred during the three months ended March 31, 2004. Current and deferred fees incurred during the three months ended March 31, 2003 were $1,825 and $1,460, respectively.

Note 3.    Equity Investments:

The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in various partnerships and limited liability companies and (ii) as tenants-in-common subject to joint control. The ownership interests range from 33.33% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., TruServ Corporation, Clear Channel Communications, Inc. and Starmark Camhood, LLC.

Summarized financial information of the Company's equity investees is as follows:

  (In thousands)                                                   March 31, 2004            December 31, 2003
                                                                   --------------            -----------------
  Assets (primarily real estate)                                      $778,543                   $781,144
  Liabilities (primarily mortgage notes payable)                       468,670                    471,052
  Partners' and members' equity                                        309,873                    310,092

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                         2004                      2003
                                                                         ----                      ----
  Revenues (primarily rental revenues)                                $ 20,569                   $ 19,470
  Expenses (primarily interest on mortgages and depreciation)          (11,770)                   (11,214)
                                                                       -------                    -------
  Net income                                                           $ 8,799                    $ 8,256
                                                                       =======                    =======

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 4.    Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale marketable security which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of March 31, 2004, the fair value of the Company's interests was $6,921, reflecting an aggregate unrealized gain of $1,054 and cumulative net amortization of $164 ($26 for the three months ended March 31, 2004). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining fair value of the subordinated interest is current interest rates. As required by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                                 Fair Value at      1% Adverse Change    2% Adverse Change
                                 --------------     -----------------    -----------------
                                 March 31, 2004
                                 --------------
Fair value of the interests          $6,921              $6,586               $6,273

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

Note 5.    Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month periods ended March 31, 2004 and 2003 are as follows:

                                                                   2004          2003
                                                                 --------      --------
Per Statements of Income:
    Rental income from operating leases                          $ 28,249      $ 26,559
    Interest from direct financing leases                           3,388         3,229
Adjustment:
    Share of leasing revenue applicable to minority interest       (1,995)       (2,045)
    Share of leasing revenue from equity investments                7,873         7,047
                                                                 --------      --------
                                                                 $ 37,515      $ 34,790
                                                                 ========      ========

For the three-month periods ended March 31, 2004 and 2003, the Company earned its net lease revenues from its investments as follows:

                                                    2004           %                 2003            %
                                                    ----                             ----
Carrefour France, SAS                               $3,372          9%              $ 2,603           7%
Starmark Camhood, L.L.C. (a)                         1,873          5                 1,094           3
Nortel Networks Limited.                             1,500          4                 1,500           4
Petsmart, Inc. (b)                                   1,453          4                 1,453           4
Clear Channel Communications, Inc. (a)               1,415          4                 1,415           4
TruServ Corporation (a)                              1,264          3                 1,264           4
Atrium Companies, Inc.                               1,139          3                 1,112           3
Advance PCS, Inc.                                    1,075          3                 1,075           3
Federal Express Corporation (b)                        997          3                   986           3
Tower Automotive, Inc.                                 974          3                   974           3
Galyan's Trading Company                               953          3                   953           3
Katun Corporation                                      955          3                   925           3
Collins & Aikman Corporation                           837          2                   819           2
Advanced Micro Devices, Inc. (a)                       815          2                   815           2
Metaldyne Company LLC                                  813          2                   791           2
Applied Materials, Inc. (a)                            789          2                   774           2

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)


                                                    2004           %                 2003            %
                                                    ----                             ----
PerkinElmer, Inc.                                      891          2                   707           2
APW North America Inc.                                 731          2                   690           2
Amerix Corporation                                     624          2                   614           2
Mayo Foundation                                        605          2                   605           2
Institutional Jobbers Company                          568          2                   568           2
Buffets, Inc.                                          568          2                   556           2
Gerber Scientific, Inc.                                564          2                   546           2
Other (a) (b) (c)                                   12,740         31                11,951          34
                                                   -------        ---               --------        ---
                                                   $37,515        100%              $34,790         100%
                                                   =======        ===               =======         ===


(a) Represents the Company's proportionate share of lease revenues from its equity investments.
(b) Net of minority interest of an affiliate.
(c) Net of minority interest of an unaffiliated third party.

Note 6.    Subsequent Event:

On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 15 Incorporated, and Corporate Property Associates 16 - Global Incorporated through a limited partnership in which the Company owns an approximate 11% interest through two subsidiaries, one of which is the general partner, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP, ("Mercury"), and the truck rental facilities are leased to U-Haul Moving Partners, Inc., ("U-Haul"). The total cost was $312,445. In connection with the purchase, the limited partnership obtained $183,000 of limited recourse mortgage financing collateralized by the properties and lease assignments.

The Mercury lease has an initial term of 20 years with two 10-year renewal options and provides for annual rent of $18,551. The U-Haul lease has an initial term of 10 years with two 10-year renewal options and provides for annual rent of $9,990. In the event that U-Haul does not renew its lease, Mercury will assume the lease obligation for the truck rental facilities. Each lease provides for rent increases every five years based on a formula indexed to the CPI.

The loan provides for monthly payments of principal and interest of $1,230 at a fixed annual interest rate of 6.449% and based on a 25-year amortization schedule. The loan matures on May 1, 2014.

Note 7.    Accounting Pronouncements:

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)


148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans. Accordingly, the adoption of SFAS No. 148 did not impact the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures. The adoption of FIN 46 did not have a material impact on the financial statements as none of its investments in unconsolidated joint ventures are VIEs.

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

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests entered into before November 5, 2003. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has interests in five limited partnerships that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of the deferral. Accordingly, in accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests at March 31, 2004 are approximately $12,414 and $18,078, respectively. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 14 Incorporated ("CPA(R):14") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2004 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):14. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or objectives and plans of CPA(R):14 will be achieved. Additionally, a description of CPA(R):14's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.


Management evaluates the results of CPA(R):14 with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of overall property appreciation and increasing its distribution rate to its shareholders. As a result, Management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. Management believes that as the portfolio matures there is a potential for a substantial increase in the value of the portfolio and that any increase will not be reflected in its financial statements until actual sales occur. In evaluating cash flow from operations, Management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating its ability to fund dividends. For the three months ended March 31, 2004, cash flow generated from operations was greater than dividends paid and was sufficient to fully meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests which hold ownership interests in several of CPA(R):14's properties. Management expects based on its projections that over the long-term, cash flow from operations and equity investments will meet the objective of increasing the distribution rate and meeting other cash obligations. CPA(R):14 has more than $15,000 of cash available for investment in real estate. It is likely that additional investments will be made with affiliates. These funds are currently invested in money market instruments and CPA(R):14 expects to invest these funds in real estate investments which Management and the Investment Committee of the Advisor believe are suitable. Cash flow from operations and equity investments for the three months ended March 31, 2004 reflected a moderate increase over the comparable three-month period ended March 31, 2003. Management's evaluation of CPA(R):14's potential for generating cash flow is based on long-term projections.

RESULTS OF OPERATIONS:

Net income for the three-month period ended March 31, 2004 decreased by $1,615 to $8,989 as compared with net income of $10,604 for the three-month period ended March 31, 2003. Income for the three-month period ended March 31, 2003 included $2,588 recognized from a forfeiture of a security deposit. During the current period, CPA(R):14 benefited from increases in lease revenues and income from equity investments as well as a decrease in general and administrative expense, but these benefits were offset by increases in depreciation, interest and property expenses.

Lease revenues (rental income and interest income from direct financing leases) increased by $1,849 for the comparable three-month periods as a result of an acquisition and the completion of build-to-suit projects during 2003 and the impact of favorable changes in foreign exchange rates on rents from our foreign properties. During 2003, CPA(R):14 completed build-to-suit commitments at properties leased to Waddington North America, Inc.,

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (Dollars in thousands, except share and per share amounts)

Career Education Group and Rave Motion Pictures LLC, which provided $677 of the increase in lease revenues during the current three-month period. Lease revenues also increased by $276 as the result of the expansion in July 2003 at a property in LeMans, France leased to Carrefour S.A. Scheduled rent increases at 30 properties since March 31, 2003 contributed an additional $459 to lease revenues. Approximately 20 properties have scheduled rent increases during 2004. The rent increase are generally determined by formulas that are indexed to increases in the Consumer Price Index. Lease revenues from CPA(R):14's properties in Europe and the United Kingdom benefited from the changes in foreign exchange rates, with $643 of the increase in lease revenues attributable to the favorable changes in the average exchange rates for the Euro and the British Pound as compared with average exchange rates in 2003.

On January 1, 2004, CPA(R):14 entered into a net lease with The Retail Distribution Group for a property in Grand Rapids, Michigan in which CPA(R):14 owns a 60% interest. The Grand Rapids property had been vacant since May 2003. The Retail Distribution lease provides for initial annual rent of $903, of which CPA(R):14's share is $542, and has an initial term through August 31, 2009. The Retail Distribution lease provides for adjustments to its rent as it vacated another property which is still subject to lease in order to lease the Grand Rapids property. Any adjustments to rent will be reduced by any sublease rentals Retail Distribution receives from the other property. The Retail Distribution lease contributed $216 of lease revenues during the current period, of which CPA(R):14's share is $130. In December 2003, CPA(R):14 entered into a net lease with Wavetronix LLC for a portion of a property in Lindon, Utah which will contribute $301 of annual lease revenues upon completion of certain improvements at the property, expected to occur in May 2004. The lease has an initial term of five years and seven months. In November 2003, Scott Companies, Inc. entered into liquidation proceedings and subsequently terminated its lease at its property in Gardena, California. CPA(R):14 has entered into a lease at the Gardena property at an initial annual rent of $356. The lease is subject to a due diligence review through May 12, 2004. If accepted, the lease will have an initial five-year term and provide for a purchase option on the property.

Interest expense increased by $731 for the comparable three-month periods, of which $308 was attributable to the change in foreign exchange rates and $317 to new mortgages obtained during 2003 on properties leased to Carrefour, Career Education and Nascar Technical Institute, Inc. Of the increase in depreciation expense of $263, $182 is attributable to depreciation on three build-to-suit projects completed in 2003 and the Carrefour expansion, while $98 results from the increase in average exchange rates for the comparable periods. Property expense increased by $274 as the result of an increase in asset management and performance fees of $498 over the comparable period in 2003, which was partially offset by a decrease in charges for uncollectible receivables. The asset-based fees increased as a result of the growth of CPA(R):14's asset base and the appreciation of existing properties.

Income from equity investments increased by $229 for the three-month period ended March 31, 2004, substantially all of which was the result of acquiring a noncontrolling interest in properties leased to Starmark Camhood, LLC in February 2003. On April 29, 2004, CPA(R):14 along with two affiliates through a newly-formed limited partnership purchased 78 self-storage and truck leasing facilities and entered into two net leases with lessees that operate the properties under the U-Haul brand name. CPA(R):14's annual cash flow from its approximate 11% interest is estimated to be $1,516.

FINANCIAL CONDITION:

There has been no material change in CPA(R):14's financial condition since December 31, 2003. CPA(R):14's cash has decreased by $4,678 since December 31, 2003 to $49,997, primarily as a result of repaying value added taxes related to the funding of the Carrefour expansion in July 2003, and making a scheduled payment on deferred acquisition fees payable to an affiliate. CPA(R):14 intends to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. As of May 5, 2004, CPA(R):14 had in excess of $15,000 of cash available for the acquisition of real estate investments.

For the three months ended March 31, 2004, cash flows from operating activities and equity investments of $16,222 were sufficient to pay dividends to shareholders of $12,662, meet scheduled principal payment installments on mortgage debt of $2,716 and distribute $582 to minority partners. Annual operating cash flow is expected to continue to increase as a result of signing the Retail Distribution and Wavetronix leases, acquiring the Carrefour

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (Dollars in thousands, except share and per share amounts)


expansion in July 2003 and completing three build-to-suit projects during 2003. The Retail Distribution and Wavetronix leases will contribute annual cash flow (lease revenues, net of property-level debt service) of up to $549. Annual cash flow from the three build-to-suit projects and the Carrefour expansion, net of property-level debt service, is approximately $2,360. Based on the projected increase in operating cash flows from the new leases, the completed build-to-suit projects and the Carrefour expansion, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to continue to be sufficient to meet operating cash flow objectives. Accordingly, CPA(R):14 expects to have sufficient cash flow to continue increasing the distribution rate to its shareholders. Distributions are determined by Management's long-term projections of cash flow.

CPA(R):14's investing activities included paying its annual installment of deferred acquisition fees in January 2004 of $3,266. Additionally, $1,617 was used to pay off a payable for refundable value added taxes ("VAT") due to the French government in connection with the Carrefour expansion. The payable was repaid after the VAT had been fully refunded to CPA(R):14 as of December 31, 2003. CPA(R):14 also used $202 to fund leasehold improvements at the Lindon, Utah building in connection with signing the Wavetronix lease and $166 to pay final construction costs for the Waddington and Rave Reviews build-to-suit projects which were placed in service in 2003. Remaining costs to complete the Wavetronix improvement are estimated to be approximately $260. Since March 31, 2004, CPA(R):14 has used approximately $14,465 to purchase its interest in the 78 U-Haul properties.

In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, CPA(R):14 obtained $1,209 as a result of shares issued through its dividend reinvestment plan, and used $675 to purchase treasury shares. CPA(R):14 has no mortgage balloon payments scheduled until February 2008. Substantially all of CPA(R):14's mortgages are limited recourse and bear interest at fixed rates. Accordingly, CPA(R):14's cash flow should not be adversely affected by increases in interest rates which are at or near historical lows. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):14's other assets, while unsecured financing would give a lender recourse to all of CPA(R): 14's assets. The use of limited recourse debt, therefore, will allow CPA(R):14 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):14 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):14's portfolio and, therefore, reduce concentration of risk in any particular lessee.

CPA(R):14 conducts business in Europe and may recognize transaction gains and losses from its foreign operations. Foreign currency transaction gains and losses were not material to CPA(R):14's results of operations for the current three-month period. CPA(R):14 is subject to material foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):14 has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. CPA(R):14 has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. As of March 31, 2004, Carrefour, which leases properties in France, contributed 9% of lease revenues (see Note 4 to the accompanying condensed consolidated financial statements). The leverage used on the limited recourse financing of the Carrefour investments is higher than the average leverage on CPA(R):14's domestic real estate investments.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (Dollars in thousands, except share and per share amounts)



OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):14's contractual obligations and commitments is as follows:

(in thousands)                              Total         2004         2005         2006         2007         2008      Thereafter
                                           --------     --------     --------     --------     --------     --------    ----------
Obligations:
  Mortgage notes payable (1)               $695,445     $  8,281     $ 12,008     $ 12,981     $ 13,939     $ 20,112     $628,124
  Deferred acquisition fees                  19,263           --        3,483        3,483        3,483        3,214        5,600
  Subordinated disposition fees                 240           --           --           --           --           --          240
Commitments:
  Commitments for tenant improvements           260          260           --           --           --           --           --
  Share of minimum rents payable under
     office cost-sharing agreement              903          250          373          280           --           --           --
                                           --------     --------     --------     --------     --------     --------     --------
                                           $716,111     $  8,791     $ 15,864     $ 16,744     $ 17,422     $ 23,326     $633,964
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

The value of CPA(R):14's real estate is subject to fluctuations based on changes in interest and foreign currency exchange rates, local and regional economic conditions and changes in the creditworthiness of lessees. These factors may affect CPA(R):14's ability to refinance its debt when balloon payments are scheduled.

CPA(R):14 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2004, CPA(R):14's interests in CCMT had a fair value of $6,921.

Approximately $667,370 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of March 31, 2004 ranged from 6.091% to 8.85%. The interest rate on the variable rate debt as of March 31, 2004 ranged from 2.15% to 6.27%.

                         2004          2005          2006          2007          2008       Thereafter      Total      Fair Value
                       --------      --------      --------      --------      --------     ----------     --------    ----------
Fixed rate debt        $  7,842      $ 11,401      $ 12,355      $ 13,293      $ 19,447      $603,032      $667,370     $682,793
Weighted average
    interest rate         7.18%         7.18%         7.18%         7.19%         7.34%        7.47%
Variable rate debt     $    439      $    607      $    626      $    646      $    665      $ 25,092      $ 28,075     $ 28,075

Annual interest expense from variable rate debt would increase or decrease by approximately $281 for each change of 1% in annual interest rates.

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2004.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (c) For the quarter ended March 31, 2004, 168,685 shares were issued to the Advisor as consideration for performance fees and 126,722 shares were issued pursuant to the Company's Stock Purchase and Dividend Reinvestment Plan. Shares were issued at per share amounts which ranged from $10.00 to $11.30.

          (e)  Issuer Purchases of Equity Securities

                                                                                               Total Number of Shares
                                                                                                Purchased as Part of
                                                      Total Number of      Average Price        Publicly Announced
                      Period                          Shares Purchased     Paid Per Share       Plans or Programs (1)
                      ------                          ----------------     --------------       ---------------------
           January 1, 2004 - January 31, 2004              47,328              $8.89                    N/A
           February 1, 2004 - February 29, 2004            28,884               8.85                    N/A
           March 1, 2004 - March 31, 2004                    -                    -                     N/A
                                                           ------
                 Total                                     76,212
                                                           ======

          (1) All shares were purchased pursuant to the Company's Redemption Plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Dividend Reinvestment Plan and other factors at the discretion of the Company's Board of Directors.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the quarter ended March 31, 2004, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits:

               31.1 Certification of Co-Chief Executive Officers

               31.2 Certification of Chief Financial Officer

               32.1 Certification of Co-Chief Executive Officers Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Chief Financial Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K:

               During the quarter ended March 31, 2004, the Company furnished a report on Form 8-K on March 25, 2004, which included an Item 9 disclosure with respect to the Company's dividend.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED



             5/6/2004            By:    /s/ John J. Park
           ------------               ----------------------------------------
               Date                          John J. Park
                                             Managing Director and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



             5/6/2004            By:    /s/ Claude Fernandez
           ------------               ----------------------------------------
               Date                          Claude Fernandez
                                             Managing Director and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)