Form 10-Q
period 2004-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2004-08-06
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

      [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100
                          -----------------------------

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

      CPA(R):14 has no active market for common stock at August 6, 2004.

      CPA(R):14 has 67,350,313 shares of common stock, $.001 par value outstanding at August 6, 2004.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I

Item 1.  -  Financial Information*

            Condensed Consolidated Balance Sheets as of June 30, 2004
            and December 31, 2003                                                                     2

            Condensed Consolidated Statements of Income for the three and six
            months ended June 30, 2004 and 2003                                                       3

            Condensed Consolidated Statements of Comprehensive Income for the
            three and six months ended June 30, 2004 and 2003                                         3

            Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2004 and 2003                                                              4

            Notes to Condensed Consolidated Financial Statements                                    5-8

Item 2.  -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                              9-13

Item 3.  -  Quantitative and Qualitative Disclosures About Market Risk                               14

Item 4.  -  Controls and Procedures                                                                  14

PART II  -  Other Information

Item 2.  -  Changes in Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities                                                    15

Item 4.  -  Submission of Matters to a Vote of Security Holders                                      15

Item 6.  -  Exhibits and Reports on Form 8-K                                                         15

Signatures                                                                                           16

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                       June 30, 2004   December 31, 2003
                                                                       -------------   -----------------
                                                                        (Unaudited)         (Note)
                                                                        -----------         ------
    ASSETS:

Land and buildings, net of accumulated depreciation of $73,531 at
  June 30, 2004 and $62,105 at December 31, 2003                        $   992,709        $ 1,010,438
Net investment in direct financing leases                                   115,424            114,907
Equity investments                                                          135,186            120,388
Cash and cash equivalents                                                    34,655             54,675
Marketable securities                                                         6,653              6,792
Other assets, net                                                            39,928             38,547
                                                                        -----------        -----------
     Total assets                                                       $ 1,324,555        $ 1,345,747
                                                                        ===========        ===========

    LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                  $   691,709        $   702,175
Accrued interest                                                              4,385              4,461
Due to affiliates                                                             4,139              4,559
Accounts payable and accrued expenses                                         4,529              5,968
Prepaid rental income and security deposits                                  18,538             19,607
Deferred acquisition fees payable to affiliate                               19,985             22,530
Dividends payable                                                            12,772             12,662
                                                                        -----------        -----------
     Total liabilities                                                      756,057            771,962
                                                                        -----------        -----------

Minority interest                                                            26,852             27,356
                                                                        -----------        -----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares;
  issued and outstanding, 68,306,747 shares at
  June 30, 2004 and 67,694,702 shares at December 31, 2003                       68                 68
Additional paid-in capital                                                  612,995            606,380
Dividends in excess of accumulated earnings                                 (71,632)           (64,036)
Accumulated other comprehensive income                                        9,224             11,150
                                                                        -----------        -----------
                                                                            550,655            553,562
Less, treasury stock at cost, 1,011,903 shares at June 30, 2004 and
  802,642 shares at December 31, 2003                                        (9,009)            (7,133)
                                                                        -----------        -----------
     Total shareholders' equity                                             541,646            546,429
                                                                        -----------        -----------
     Total liabilities, minority interest and shareholders' equity      $ 1,324,555        $ 1,345,747
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (Unaudited)
               (in thousands, except share and per share amounts)

                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                         ---------------------------     -------------------------
                                                             2004            2003            2004            2003
                                                             ----            ----            ----            ----
Revenues:
  Rental income                                         $    28,193     $    26,753     $    56,442     $    53,312
  Interest income from direct financing leases                3,319           3,234           6,707           6,463
  Other operating income                                        948             518           1,168           3,169
                                                        -----------     -----------     -----------     -----------
                                                             32,460          30,505          64,317          62,944
                                                        -----------     -----------     -----------     -----------

Operating expenses:
  Depreciation                                                5,846           5,617          11,705          11,213
  General and administrative                                  1,552           2,170           3,354           4,331
  Property expenses                                           5,798           4,277          10,664           8,869
                                                        -----------     -----------     -----------     -----------
                                                             13,196          12,064          25,723          24,413
                                                        -----------     -----------     -----------     -----------

    Income from continuing operations
      before other interest income, minority
      interest, equity investments, interest
      expense and (loss) gain                                19,264          18,441          38,594          38,531

  Other interest income                                         280             401             611             826
  Minority interest in income                                  (406)           (410)           (812)           (882)
  Income from equity investments                              3,578           3,354           6,945           6,492
  Interest expense                                          (13,471)        (12,975)        (26,989)        (25,762)
                                                        -----------     -----------     -----------     -----------

    Income from continuing operations
      before (loss) gain                                      9,245           8,811          18,349          19,205

  Unrealized loss on derivative instruments, net               (853)           (314)           (909)           (104)
  Gain on foreign currency transactions, net                    513             169             454             169
                                                        -----------     -----------     -----------     -----------

    Net income                                          $     8,905     $     8,666     $    17,894     $    19,270
                                                        ===========     ===========     ===========     ===========

Basic and diluted earnings per share:                   $       .13     $       .13     $       .27     $       .29
                                                        ===========     ===========     ===========     ===========

Weighted average shares outstanding - basic
  and diluted                                            67,339,075      66,578,604      67,234,339      66,465,459
                                                        ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                          ---------------------------       -------------------------
                                                           2004                2003          2004             2003
                                                           ----                ----          ----             ----
Net income                                                $ 8,905            $ 8,666        $17,894          $19,270
                                                          -------            -------        -------          -------

Other comprehensive income:
 Change in foreign currency translation adjustment           (885)             2,034         (1,840)           3,089
 Change in unrealized (depreciation)
  appreciation of marketable securities                      (241)               362            (86)             625
                                                          -------            -------        -------          -------
                                                           (1,126)             2,396         (1,926)           3,714
                                                          -------            -------        -------          -------

 Comprehensive income                                     $ 7,779            $11,062        $15,968          $22,984
                                                          =======            =======        =======          =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                             Six Months Ended June 30,
                                                                                             -------------------------
                                                                                              2004             2003
                                                                                              ----             ----
Cash flows from operating activities:
    Net income                                                                               $17,894         $19,270
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                         12,290          11,794
        Straight-line rent adjustments                                                        (2,282)         (1,989)
        Income from equity investments in excess of distributions received                      (455)           (997)
        Issuance of shares in satisfaction of current and accrued performance fees             4,008           3,314
        Minority interest in income                                                              812             882
        Funds released from escrow                                                                 -           1,120
        Unrealized loss on derivatives, net                                                      909             104
        Unrealized loss on foreign currency transactions, net                                    272               -
        Gain on foreign currency transactions, net                                              (726)           (169)
        Decrease in prepaid rents and security deposits                                         (987)         (2,269)
        Change in other operating assets and liabilities, net                                 (1,134)         (1,666)
                                                                                             -------         -------
               Net cash provided by operating activities                                      30,601          29,394
                                                                                             -------         -------

Cash flows from investing activities:
    Distributions from operations of equity investments in excess of equity income             1,423             564
    Purchases of real estate and equity investments and additional capitalized costs         (15,665)        (35,798)
    Distributions of mortgage financing proceeds received from equity investee                     -           8,722
    Payment of value added taxes from purchase of real estate                                 (1,617)           (924)
    Payment of deferred acquisition fees                                                      (3,266)         (2,373)
                                                                                             -------         -------
               Net cash used in investing activities                                         (19,125)        (29,809)
                                                                                             -------         -------

Cash flows from financing activities:
    Proceeds from mortgages                                                                        -           4,852
    Funds released by mortgage lenders                                                           167               -
    Payments of mortgage principal                                                            (5,354)         (4,451)
    Distributions to minority interest partner                                                (1,427)         (1,833)
    Contributions from minority interest partner                                                 111               -
    Proceeds from issuance of shares, net of costs                                             2,607             217
    Deferred financing costs                                                                       -            (266)
    Dividends paid                                                                           (25,380)        (25,011)
    Purchase of treasury stock                                                                (1,876)         (1,138)
                                                                                             -------         -------
               Net cash used in financing activities                                         (31,152)        (27,630)
                                                                                             -------         -------

               Effect of exchange rate changes on cash                                          (344)            564
                                                                                             -------         -------

               Net decrease in cash and cash equivalents                                     (20,020)        (27,481)

Cash and cash equivalents, beginning of period                                                54,675          74,107
                                                                                             -------         -------

 Cash and cash equivalents, end of period                                                    $34,655         $46,626
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

Note  2. Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $2,133 and $1,889 for the three months ended June 30, 2004 and 2003, respectively, and $4,236 and $3,743 for the six months ended June 30, 2004 and 2003, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying condensed consolidated financial statements. For the three months ended June 30, 2004 and 2003, the Company incurred personnel reimbursements of $774 and $797, respectively, and $1,549 and $1,600 for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition until paid. Current and deferred fees for transactions completed during the six months ended June 30, 2004 were $901 and $721, respectively. For transactions that were completed during the six months ended June 30, 2003, the current and deferred fees were $1,825 and $1,460, respectively.

Note  3. Equity Investments:

The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to joint control. The ownership interests range from 11.54% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., TruServ Corporation, Clear Channel Communications, Inc., Starmark Camhood, LLC, U-Haul Moving Partners, Inc. ("U-Haul") and Mercury Partners, LP ("Mercury"). The interests in the properties leased to U-Haul and Mercury were acquired in April 2004 and are described below.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Summarized financial information of the Company's equity investees is as follows:

(In thousands)                                          June 30, 2004   December 31, 2003
                                                        -------------   -----------------
Assets (primarily real estate)                          $1,123,025         $781,144
Liabilities (primarily mortgage notes payable)             681,032          471,052
                                                        ----------         --------
Partners' and members' equity                           $  441,993         $310,092
                                                        ==========         ========

Company's share of equity investees' net assets         $  135,186         $120,388
                                                        ==========         ========

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                          2004           2003
                                                          ----           ----
Revenues (primarily rental income and interest income
  from direct financing leases)                         $ 47,962       $ 39,705
Expenses (primarily interest on mortgages and
  depreciation)                                          (28,885)       (22,663)
                                                        --------       --------
Net income                                              $ 19,077       $ 17,042
                                                        ========       ========

Company's share of net income from equity investments   $  6,945       $  6,492
                                                        ========       ========

On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 15 Incorporated and Corporate Property Associates 16 - Global Incorporated, through a limited partnership in which the Company owns an 11.54% interest through a subsidiary, one of which is the general partner, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury, and the truck rental facilities are leased to U-Haul. The total cost was $312,445. In connection with the purchase, the limited partnership obtained $183,000 of limited recourse mortgage financing collateralized by the properties and lease assignments.

The Mercury lease has an initial term of 20 years with two 10-year renewal options and provides for annual rent of $18,551. The Mercury lease is guaranteed by Mercury 99, LLC, an entity that owns a 99% ownership interest in Mercury. The U-Haul lease has an initial term of 10 years with two 10-year renewal options and provides for annual rent of $9,990. In the event of default, termination or expiration of the U-Haul lease, Mercury 99, LLC will automatically assume the obligations of the U-Haul lease and Mercury 99, LLC will continue to lease the self-storage facilities and shall lease the truck rental facilities pursuant to the terms (with extension) of the U-Haul lease. Upon Mercury 99, LLC's assumption, the term of the U-Haul lease shall be deemed extended so as to automatically become co-terminus for the term of the Mercury 99, LLC lease. Each lease provides for rent increases every five years based on a formula indexed to the Consumer Price Index.

The loan provides for monthly payments of principal and interest of $1,230 at a fixed annual interest rate of 6.449% and based on a 25-year amortization schedule. The loan matures on May 1, 2014.

Note  4. Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of June 30, 2004, the fair value of the Company's interests was $6,653, reflecting an aggregate unrealized gain of $812 and cumulative net amortization of $192 ($53 for the six months ended June 30, 2004). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                                  Fair Value as of June 30, 2004    1% Adverse Change    2% Adverse Change
                                  ------------------------------    -----------------    -----------------
Fair value of the interests                   $6,653                      $6,339              $6,046

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

Note  5. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of lease revenues for the six-month periods ended June 30, 2004 and 2003 are as follows:

                                                                    2004        2003
                                                                    ----        ----
Per Statements of Income:
     Rental income from operating leases                           $56,442     $53,312
     Interest from direct financing leases                           6,707       6,463
Adjustment:
     Share of lease revenue applicable to minority interest         (3,980)     (4,036)
     Share of lease revenue from equity investments                 16,349      14,872
                                                                   -------     -------
                                                                   $75,518     $70,611
                                                                   =======     =======

For the six-month periods ended June 30, 2004 and 2003, the Company earned its net lease revenues from its investments as follows:

                                            2004         %        2003         %
                                            ----        ---       ----        ---
Carrefour France, SAS                    $ 6,690          9%   $ 5,415          8%
Starmark Camhood, LLC/Wellbridge Club
   Management, Inc.(a)                     3,746          5      2,967          4
Nortel Networks Limited.                   3,000          4      3,000          4
Petsmart, Inc. (b)                         2,906          4      2,906          4
Clear Channel Communications, Inc. (a)     2,830          4      2,830          4
TruServ Corporation (a)                    2,533          3      2,528          4
Atrium Companies, Inc.                     2,278          3      2,224          3
Advance PCS, Inc.                          2,150          3      2,150          3
Federal Express Corporation (b)            1,993          3      1,972          3
Tower Automotive, Inc.                     1,948          3      1,948          3
Galyan's Trading Company                   1,905          3      1,905          3
Katun Corporation                          1,902          3      1,860          3
PerkinElmer, Inc.                          1,698          2      1,457          2
Collins & Aikman Corporation               1,674          2      1,639          2
Advanced Micro Devices, Inc. (a)           1,629          2      1,629          2
Metaldyne Company LLC                      1,625          2      1,582          2
Applied Materials, Inc. (a)                1,609          2      1,549          2
APW North America Inc.                     1,466          2      1,394          2
Amerix Corporation                         1,249          2      1,229          2
Mayo Foundation (d)                        1,210          2      1,210          2
Buffets, Inc.                              1,136          2      1,112          2
Institutional Jobbers Company              1,135          2      1,135          2
Other (a) (b) (c)                         27,206         33     24,970         34
                                         -------        ---    -------        ---
                                         $75,518        100%   $70,611        100%
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

(d)   Lease was assumed from Celestica Corporation effective January 1, 2004.

In the quarter ended March 31, 2003, the Company recorded $2,588 of other operating income as a result of the forfeiture of a security deposit on property located in Utah.

Note  6. Unrealized Losses:

Included in the determination of net income for the six months ended June 30, 2004 and 2003 are unrealized losses of $1,181 and $104, respectively, which reflect changes in the fair value of derivative instruments and losses on foreign currency transactions. Derivative instruments include an interest rate swap agreement on a variable rate limited recourse mortgage obligation, common stock warrants in certain tenant companies, which provide for net settlement and a provision in a lease contract which provides the Company with an option to receive a portion of rent in U.S. dollars or the local currency. For the period ended June 30, 2004, unrealized losses on derivatives consist of $766 on the interest rate swap agreement, $136 on common stock warrants and $7 on the foreign currency option. The interest rate swap agreement has a notional amount of $8,943 and matures in September 2007.

Note  7. Accounting Pronouncements:

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

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests entered into before November 5, 2003. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has interests in five limited partnerships that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of the deferral. Accordingly, in accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests at June 30, 2004 are $12,380 and $18,692, respectively. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 14 Incorporated ("CPA(R):14") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of June 30, 2004 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):14. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or objectives and plans of CPA(R):14 will be achieved. Additionally, a description of CPA(R):14's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

How CPA(R):14 Earns Revenue

The primary source of CPA(R):14's revenues are earned from leasing real estate. CPA(R):14 acquires and owns commercial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and sales of property.

How Management Evaluates Results of Operations

Management evaluates the results of CPA(R):14 with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of increasing its distribution rate to its shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating its ability to fund dividends. Management's evaluation of CPA(R):14's potential for generating cash flow is based on long-term assessments.

For the three months ended June 30, 2004, cash flow generated from operations and equity investments were substantially sufficient to fund dividends paid and meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests which hold ownership interests in several of CPA(R):14's properties. Management expects based on its current projections that over the long-term, cash flow from operations and equity investments will meet the objective of increasing the distribution rate and meeting other cash obligations. CPA(R):14 has cash balances of $15,000 as of June 30, 2004 which can be utilized for working capital needs and other commitments and may be used for future real estate purchases.

Current Developments and Trends

As general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its objective of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends. In addition, the majority of lease transactions include Consumer Price Index escalation clauses or stated rent increases that are intended to help protect our investors against potential future inflation and should allow CPA(R):14 to continue to increase its dividend.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           (Dollars in thousands, except share and per share amounts)

Management will continue to pursue its objectives through long-term transactions and continuing to diversify its portfolio. To that end, management is seeking to continue to invest in the international commercial real estate market as a means of diversifying its portfolio. While more complex and generally requiring a longer lead time to complete, international transactions currently provide the benefits of more favorable interest rates and greater flexibility to leverage the underlying property.

Management believes that as the portfolio matures there is a potential for a substantial increase in the value of the portfolio and that any increase will not be reflected in its financial statements.

Current developments include:

In April 2004, CPA(R):14, along with two affiliates, Corporate Property Associates 15 Incorporated and Corporate Property Associates 16 - Global Incorporated through a limited partnership in which CPA(R):14 owns an approximate 11% interest through a subsidiary, completed a transaction purchasing 78 retail self-storage and truck rental facilities under the U-Haul brand for $312,000. In connection with the purchase, the limited partnership obtained $183,000 of limited recourse mortgage financing collateralized by the properties and lease assignments. The loan, which matures on May 1, 2014, provides for monthly payments of principal and interest of $1,230 at a fixed annual interest rate of 6.449% and based on a 25-year amortization schedule. Annual rental income from the related leases approximates $28,541 over the initial terms, which range from 10 to 20 years. This transaction is accounted for as an equity investment.

In June 2004, the Board of Directors of CPA(R):14 approved and increased the second quarter dividend to $.1897 per share payable on July 15, 2004 to shareholders of record as of June 30, 2004.

RESULTS OF OPERATIONS:

Lease Revenues - For the comparable quarters ended June 30, 2004 and 2003, lease revenues (rental income and interest income from direct financing leases) increased by $1,525 primarily as a result of recent acquisitions and the completion of build-to-suit projects during 2003, scheduled rent increases at several properties and the impact of favorable changes in foreign exchange rates on rents from foreign properties. During 2003, CPA(R):14 completed build-to-suit projects at properties leased to Waddington North America, Inc., Career Education Group and Rave Motion Pictures LLC, which provided $678 of the increase in lease revenues during the current quarter. Lease revenues also increased by $266 as the result of the expansion in July 2003 at a property in LeMans, France leased to Carrefour France, SAS. Scheduled rent increases at several properties contributed an additional $460 to lease revenues. Approximately 20 properties have scheduled rent increases during the remainder of 2004. The rent increases are generally determined by formulas that are indexed to increases in the Consumer Price Index. Lease revenues from CPA(R):14's properties in Europe and the United Kingdom benefited from the changes in foreign exchange rates, with $274 of the increase in lease revenues attributable to the favorable changes in the average exchange rates for the Euro and the British Pound as compared with average exchange rates in 2003. These increases were partially reduced by lower rental income as a result of vacant properties.

For the comparable six-month periods ended June 30, 2004 and 2003, lease revenues increased $3,374 primarily due to the same factors as described above. Additional rental income from completed build-to-suit projects and an acquisition contributed $1,897 of the increase, scheduled rent increases contributed $928 of the increase and the positive impact of foreign currency exchange rates accounted for $917 of the increase. These increases were partially reduced by lower rental income as a result of vacant properties.

During the first six months of 2004, CPA(R):14 entered into new net leases with The Retail Distribution Group and Wavetronix LLC at properties that were previously vacant or partially vacant. The net lease with Retail Distribution was entered into in January 2004 for property in Grand Rapids, Michigan in which CPA(R):14 owns a 60% interest. The Grand Rapids property had been vacant since May 2003. The Retail Distribution lease provides for initial annual rent of $903, of which CPA(R):14's share is $542, and has an initial term through August 31, 2009. The Retail Distribution lease provides for adjustments to its rent as it vacated another property, which is still subject to lease in order to lease the Grand Rapids property. Any adjustments to rent will be reduced by any sublease rentals Retail Distribution receives from the other property. In December 2003, CPA(R):14 entered into a net lease with Wavetronix

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           (Dollars in thousands, except share and per share amounts)

for a portion of a partially vacant property in Lindon, Utah which began contributing $301 of annual lease revenue in June 2004 when improvements at the property were completed. The lease has an initial term of five years and seven months.

Other Operating Income - For the comparable quarters ended June 30, 2004 and 2003, other operating income increased $430 primarily due to an increase in costs reimbursable by tenants. Such reimbursable costs are recorded as both revenue and expense and therefore have no impact on net income.

For the comparable six-month periods ended June 30, 2004 and 2003, other operating income decreased $2,001 primarily as a result of the recognition of $2,588 from the forfeiture of a security deposit in the quarter ended March 31, 2003 which was partially offset by the increase in costs reimbursable by tenants as described above.

Depreciation Expense - For the comparable quarters ended June 30, 2004 and 2003, depreciation expense increased $229 primarily due to additional depreciation of $160 related to acquisitions and completion of several build-to-suit projects in the last six months of 2003 and the increase in average exchange rates for the comparable periods.

For the comparable six-month periods ended June 30, 2004 and 2003, depreciation expense increased $492 primarily due to $333 of additional depreciation as a result of the 2003 acquisitions and completion of several build-to-suit projects as described above. Depreciation expense also increased as a result of increases in average exchange rates primarily due to Carrefour.

General and Administrative Expenses - For the comparable three and six-month periods ended June 30, 2004 and 2003, general and administrative expenses decreased $618 and $977, respectively, primarily due to a reduction in several general and administrative expenses including personnel cost reimbursements, investor related service costs and acquisition expenses partially offset by increased accounting and auditing fees and state taxes.

Property Expenses - For the comparable quarters ended June 30, 2004 and 2003, property expenses increased by $1,521 primarily due to increases in asset management and performance fees and property related expenses. Asset management and performance fees increased $488 as a result of the growth of CPA(R):14's asset base and the appreciation of existing properties as determined by CPA(R):14's initial independent valuation of its portfolio as of December 31, 2003. Property related expenses paid by CPA(R):14 and reimbursed by tenants increased $433 primarily related to an expansion of property leased to Carrefour. Such reimbursable costs are recorded as both revenue and expense and therefore have no impact on net income. Property related expenses also increased as a result of property carrying costs paid on vacant properties and changes in certain property related accruals.

The increase of $1,795 for the comparable six-month periods ended June 30, 2004 and 2003, is due primarily to the same factors as described above. Asset management and performance fees increased $986 for the six-month period ended June 30, 2004. Property related expenses paid by CPA(R):14 and reimbursed by tenants increased $474 due to the same factors as described above.

Income From Equity Investments - Income from equity investments increased by $224 for the comparable quarters ended June 30, 2004 and 2003, primarily as a result of the April 2004 purchase by CPA(R):14 along with two affiliates through a newly-formed limited partnership of 78 self-storage and truck leasing facilities and entering into two net leases with lessees that operate the properties under the U-Haul brand name. CPA(R):14's cash flow from its approximate 11% interest was $150 during the quarter. Annual cash flow from this transaction is expected to approximate $1,500. Rent increases at several properties during the first six months of 2004 also contributed to the increase. The increase of $453 for the comparable six-month periods ended June 30, 2004 and 2003, is due primarily to the same factors as described above as well as the acquisition of a noncontrolling interest in properties leased to Starmark Camhood, LLC in February 2003.

Interest Expense - For the comparable quarters ended June 30, 2004 and 2003, interest expense increased by $496 primarily due to additional interest of $339 on new mortgages obtained during 2003 on properties leased to Carrefour, Career Education and Nascar Technical Institute, Inc. Prior year capitalization of interest related to build-to-suit projects also contributed to the current quarter increase as there have been no such projects to date in 2004.

For the comparable six-month periods ended June 30 2004 and 2003, interest expense increased $1,227 primarily due to increased interest of $863 on new mortgages obtained during 2003 on properties leased to Carrefour, Career

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           (Dollars in thousands, except share and per share amounts)

Education Group and Nascar Technical Institute. Prior year capitalization of interest related to build-to-suit projects also contributed to the current quarter increase as there have been no such projects to date in 2004.

Net Income - For the quarter ended June 30, 2004, net income increased by $239 to $8,905 as compared with net income of $8,666 for the quarter ended June 30, 2003. For the comparable six-month periods ended June 30, 2004 and 2003 net income decreased by $1,376 to $17,894 as compared with net income of $19,270 for the comparable prior year period. The decease in net income for the six-month period is primarily due to the recognition of $2,588 in the quarter ended March 31, 2003 related to the forfeiture of a security deposit, which is classified as other operating income. During the current quarter and six-month period ended June 30, 2004, CPA(R):14 benefited from increases in lease revenues and income from equity investments as well as a decrease in general and administrative expense, but these benefits were offset by increases in depreciation, interest and property expenses.

FINANCIAL CONDITION:

Uses of Cash During the Period

There has been no material change in CPA(R):14's financial condition since December 31, 2003. Cash and cash equivalents totaled $34,655 as of June 30, 2004, a decrease of $20,020 from the December 31, 2003 balance. Management believes CPA(R):14 has sufficient cash balances to meet its working capital needs. CPA(R):14's use of cash during the period is described below.

Operating Activities - For the six-month period ended June 30, 2004, cash flows from operating activities and equity investments of $32,024 were substantially sufficient to pay dividends to shareholders of $25,380, meet scheduled principal payment installments on mortgage debt of $5,354 and distribute $1,316 to minority partners. Annual operating cash flow is expected to continue to increase as a result of new leases signed in 2004 including leases with Retail Distribution and Wavetronix as well as scheduled rent increases at several properties during the remainder of 2004. The Retail Distribution and Wavetronix leases will contribute annual cash flow (lease revenues, net of property-level debt service) of approximately $549. Retail Distribution and Wavetronix will also pay certain carrying costs of the properties which had been incurred by CPA(R):14.

Investing Activities - CPA(R):14's investing activities primarily consist of real estate purchases and payment of its annual installment of deferred acquisition fees. In April 2004, CPA(R):14 used $15,000 to purchase its interest in the U-Haul transaction. Annual cash flow from this transaction (lease revenues, net of property-level debt service) is expected to approximate $1,500. Other real estate related payments included $455 to fund leasehold improvements at the Lindon, Utah building in connection with signing the Wavetronix lease and $166 to pay final construction costs for the Waddington North America and Rave Motion Pictures build-to-suit projects, which were placed in service in 2003. The annual installment of deferred acquisition fees is paid each January and was $3,266 in 2004. Additionally, $1,617 was used to pay off a payable for refundable value added taxes in connection with the Carrefour expansion.

Financing Activities - In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, CPA(R):14 obtained $2,607 as a result of issuing shares through its dividend reinvestment plan, and used $1,876 to purchase treasury shares. Substantially all of CPA(R):14's mortgages are limited recourse and bear interest at fixed rates. Accordingly, CPA(R):14's cash flow should not be adversely affected by increases in interest rates which are near historical lows. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):14's other assets, while unsecured financing would give a lender recourse to all of CPA(R):14's assets. The use of limited recourse debt, therefore, will allow CPA(R):14 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):14 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):14's portfolio and, therefore, reduce concentration of risk in any particular lessee.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           (Dollars in thousands, except share and per share amounts)

Cash Resources

As of June 30, 2004, CPA(R):14 has $34,655 in cash and cash equivalents which can be used for working capital needs and other commitments and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $56,295 as of June 30, 2004 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payments (CPA(R):14 has no mortgage balloon payments scheduled until February 2008), paying dividends to shareholders and making distributions to minority partners as well as other normal recurring operating expenses. CPA(R):14 may also seek to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from new leases, the completed build-to-suit projects and recent property acquisitions, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives. Accordingly, CPA(R):14 expects to have sufficient cash flow to continue increasing the distribution rate to its shareholders. Distributions are determined by management's long-term projections of cash flow.

Other Matters

CPA(R):14 conducts business in Europe and may recognize transaction gains and losses from its foreign operations. Foreign currency transaction gains and losses were not material to CPA(R):14's results of operations for the current quarter. CPA(R):14 is subject to material foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):14 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. CPA(R):14 has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. As of June 30, 2004, Carrefour, which leases properties in France, contributed 9% of lease revenues (see Note 5 to the accompanying condensed consolidated financial statements). The leverage used on the limited recourse financing of the Carrefour France, SAS investments is higher than the average leverage on CPA(R):14's domestic real estate investments.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):14's contractual obligations and commitments is as follows:

(in thousands)                                    Total        2004       2005        2006      2007        2008       Thereafter
                                                  -----        ----       ----        ----      ----        ----       ----------
Obligations:
  Limited recourse mortgage notes payable (1)    $691,709     $5,617     $11,974    $12,945    $13,900     $20,071      $627,202
  Deferred acquisition fees                        19,985          -       3,484      3,573      3,573       3,304         6,051
  Subordinated disposition fees                       240          -           -          -          -           -           240
Commitments:
  Share of minimum rents payable under office
       cost-sharing agreement                         780        127         373        280          -           -             -
                                                 --------     ------     -------    -------    -------     -------      --------
                                                 $712,714     $5,744     $15,831    $16,798    $17,473     $23,375      $633,493
                                                 ========     ======     =======    =======    =======     =======      ========

(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

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

CPA(R):14 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2004, CPA(R):14's interests in CCMT had a fair value of $6,653.

Approximately $663,848 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of June 30, 2004 ranged from 5.15% to 8.85%. The interest rate on the variable rate debt as of June 30, 2004 ranged from 2.94% to 6.27%.

                        2004        2005        2006        2007        2008     Thereafter    Total    Fair Value
                        ----        ----        ----        ----        ----     ----------    -----    ----------
Fixed rate debt       $  5,323    $ 11,368    $ 12,320    $ 13,255    $ 19,407    $602,175    $663,848   $659,331
Weighted average
  interest rate           7.15%       7.16%       7.16%       7.16%       7.32%       7.46%
Variable rate debt    $    294    $    606    $    625    $    645    $    664    $ 25,027    $ 27,861   $ 27,861

Annual interest expense from variable rate debt would increase or decrease by approximately $279 for each change of 1% in annual interest rates.

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2004.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
           SECURITIES

      (c) For the three and six-month periods ended June 30, 2004, 186,089 and 354,774 shares, respectively, were issued to the Advisor as consideration for performance fees and 130,549 and 257,271 shares, respectively, were issued pursuant to the Company's Stock Purchase and Dividend Reinvestment Plan. Shares were issued at per share amounts which ranged from $10.00 to $11.30.

      (e)   Issuer Purchases of Equity Securities

                                                                               Total Number of Shares
                                                                                Purchased as Part of
                                         Total Number of     Average Price       Publicly Announced
             Period                      Shares Purchased    Paid Per Share    Plans or Programs (1)
             ------                      ----------------    --------------    ---------------------
January 1, 2004 - January 31, 2004          47,328              $ 8.89                  N/A
February 1, 2004 - February 29, 2004        28,884                8.85                  N/A
March 1, 2004 - March 31, 2004                   -                   -                  N/A
April 1, 2004 - April 30, 2004             130,987                8.98                  N/A
May 1, 2004 - May 31, 2004                   2,062               10.17                  N/A
June 1, 2004 - June 30, 2004                     -                   -                  N/A
                                           -------
                                           209,261
                                           -------

      (1) All shares were purchased pursuant to the Company's Redemption Plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Dividend Reinvestment Plan and other factors at the discretion of the Company's Board of Directors.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 10, 2004, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name Of Director    Total Shares Voting     Shares Voting Yes   Shares Voting No   Shares Abstaining
----------------    -------------------     -----------------   ----------------   -----------------
William P. Carey        36,504,693              36,181,681           24,500            298,512
William Ruder           36,504,693              36,109,925           96,256            298,512
George E. Stoddard      36,504,693              36,063,151          143,030            298,512
Warren G. Wintrub       36,504,693              36,185,643           20,538            298,512
Charles E. Parente      36,504,693              36,169,550           36,631            298,512

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

            None

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

    8/6/2004                        By:     /s/ John J. Park
    ---------                              ----------------------------------
      Date                                     John J. Park
                                               Managing Director and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

    8/6/2004                        By:     /s/ Claude Fernandez
    ---------                              -----------------------------------
      Date                                      Claude Fernandez
                                                Managing Director and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)