Form 10-Q
period 2004-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2004-11-09
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      CPA(R):14 has no active market for common stock at November 5, 2004.

      CPA(R):14 has 67,422,519 shares of common stock, $.001 par value outstanding at November 5, 2004.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I

Item 1. -  Financial Statements*

           Condensed Consolidated Balance Sheets as of September 30, 2004
           and December 31, 2003                                                       2

           Condensed Consolidated Statements of Income for the three and nine
           months ended September 30, 2004 and 2003                                    3

           Condensed Consolidated Statements of Comprehensive Income for the
           three and nine months ended September 30, 2004 and 2003                     3

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2004 and 2003                                           4

           Notes to Condensed Consolidated Financial Statements                      5-8

Item 2. -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                9-13

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk                 14

Item 4. -  Controls and Procedures                                                    14

PART II -  Other Information

Item 2. -  Unregistered Sales of Equity Securities and Use of Proceeds                15

Item 4. -  Submission of Matters to a Vote of Security Holders                        15

Item 6. -  Exhibits                                                                   15

Signatures                                                                            16

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                       September 30, 2004   December 31, 2003
                                                                           (Unaudited)            (Note)
                                                                           -----------            ------
         ASSETS:

Land and buildings, net of accumulated depreciation of $79,568 at
   September 30, 2004 and $62,105 at December 31, 2003                    $   990,357          $ 1,010,438
Net investment in direct financing leases                                     115,482              114,907
Equity investments                                                            134,911              120,388
Cash and cash equivalents                                                      36,616               54,675
Marketable securities                                                           6,851                6,792
Other assets, net                                                              42,026               38,547
                                                                          -----------          -----------
            Total assets                                                  $ 1,326,243          $ 1,345,747
                                                                          ===========          ===========

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                    $   691,610          $   702,175
Accrued interest                                                                4,408                4,461
Due to affiliates                                                               4,406                4,559
Accounts payable and accrued expenses                                           6,443                5,968
Prepaid rental income and security deposits                                    18,144               19,607
Deferred acquisition fees payable to affiliate                                 19,984               22,530
Dividends payable                                                              12,820               12,662
                                                                          -----------          -----------
            Total liabilities                                                 757,815              771,962
                                                                          -----------          -----------

Minority interest                                                              26,760               27,356
                                                                          -----------          -----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares;
   issued and outstanding, 68,636,465 shares at September 30, 2004
   and 67,694,702 shares at December 31, 2003                                      69                   68
Additional paid-in capital                                                    616,649              606,380
Dividends in excess of accumulated earnings                                   (74,551)             (64,036)
Accumulated other comprehensive income                                         10,037               11,150
                                                                          -----------          -----------
                                                                              552,204              553,562
Less, treasury stock at cost, 1,163,338 shares at September 30, 2004
   and 802,642 shares at December 31, 2003                                    (10,536)              (7,133)
                                                                          -----------          -----------
            Total shareholders' equity                                        541,668              546,429
                                                                          -----------          -----------
            Total liabilities, minority interest and shareholders'
                equity                                                    $ 1,326,243          $ 1,345,747
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (Unaudited)
               (in thousands, except share and per share amounts)

                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                   --------------------------------    -------------------------------
                                                      2004                  2003          2004                 2003
                                                      ----                  ----          ----                 ----
Revenues:
   Rental income                                   $   28,354            $   27,439    $   84,796           $   80,751
   Interest income from direct financing leases         3,326                 3,250        10,033                9,713
   Other operating income                               1,994                 2,550         3,162                5,719
                                                   ----------            ----------    ----------           ----------
                                                       33,674                33,239        97,991               96,183
                                                   ----------            ----------    ----------           ----------

Operating expenses:
   Depreciation                                         5,863                 5,774        17,568               16,987
   General and administrative                           1,384                 1,924         4,738                6,255
   Property expenses                                    6,672                 7,256        17,336               16,124
   Impairment charge on real estate                         -                 2,900             -                2,900
                                                   ----------            ----------    ----------           ----------
                                                       13,919                17,854        39,642               42,266
                                                   ----------            ----------    ----------           ----------

       Income from continuing operations before
         other interest income, minority
         interest, equity investments, interest
         expense and (loss) gain                       19,755                15,385        58,349               53,917

   Other interest income                                  292                   484           903                1,310
   Minority interest in income                           (528)                 (274)       (1,340)              (1,156)
   Income from equity investments                       3,729                 3,530        10,674               10,022
   Interest expense                                   (13,452)              (13,472)      (40,441)             (39,234)
                                                   ----------            ----------    ----------           ----------

       Income from continuing operations before
          (loss) gain                                   9,796                 5,653        28,145               24,859

   Unrealized (loss) gain on derivative
      instruments, net                                     (3)                   21          (912)                 (60)
   Gain on foreign currency transactions, net             110                   450           564                  596
                                                   ----------            ----------    ----------           ----------

       Net income                                  $    9,903            $    6,124    $   27,797           $   25,395
                                                   ==========            ==========    ==========           ==========

Basic and diluted earnings per share:              $      .15            $      .09    $      .41           $      .38
                                                   ==========            ==========    ==========           ==========

Weighted average shares outstanding - basic and
   diluted                                         67,525,951            66,706,224    67,332,252           66,546,596
                                                   ==========            ==========    ==========           ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                   --------------------------------    -------------------------------
                                                      2004                  2003          2004                 2003
                                                      ----                  ----          ----                 ----
Net income                                         $    9,903            $    6,124    $   27,797           $   25,395
                                                   ----------            ----------    ----------           ----------
Other comprehensive income (loss):
   Change in foreign currency translation
    adjustment                                            588                   271        (1,252)               3,360
   Change in unrealized appreciation of
    marketable securities                                 225                     3           139                  628
                                                   ----------            ----------    ----------           ----------
                                                          813                   274        (1,113)               3,988
                                                   ----------            ----------    ----------           ----------
   Comprehensive income                            $   10,716            $    6,398    $   26,684           $   29,383
                                                   ==========            ==========    ==========           ==========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                           2004                 2003
                                                                                           ----                 ----
Cash flows from operating activities:
   Net income                                                                           $   27,797           $   25,395
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          18,435               17,861
     Straight-line rent adjustments                                                         (3,340)              (2,952)
     Income from equity investments in excess of distributions received                       (599)              (1,822)
     Issuance of shares in satisfaction of current and accrued performance fees              6,144                5,204
     Minority interest in income                                                             1,340                1,156
     Unrealized loss on derivatives, net                                                       912                   60
     Unrealized loss (gain) on foreign currency transactions, net                              285                 (271)
     Impairment charge on real estate                                                            -                2,900
     Gain on foreign currency transactions, net                                               (849)                (324)
     Decrease in prepaid rents and security deposits                                        (1,381)              (2,616)
     Change in other operating assets and liabilities, net                                    (308)                (914)
                                                                                        ----------           ----------
         Net cash provided by operating activities                                          48,436               43,677
                                                                                        ----------           ----------

Cash flows from investing activities:
   Distributions from operations of equity investments in excess of equity income            1,843                  988
   Purchases of real estate and equity investments and additional capitalized costs        (15,817)             (48,874)
   Distributions of mortgage financing proceeds received from equity investee                    -                8,722
   Payment of value added taxes from purchase of real estate                                     -                  911
   Payment of deferred acquisition fees                                                     (3,266)              (2,373)
                                                                                        ----------           ----------
         Net cash used in investing activities                                             (17,240)             (40,626)
                                                                                        ----------           ----------

Cash flows from financing activities:
   Proceeds from mortgages                                                                       -               21,582
   Funds released by mortgage lenders                                                          167                3,000
   (Repayment) proceeds from note                                                           (1,617)               1,617
   Payments of mortgage principal                                                           (8,113)              (6,701)
   Distributions to minority interest partner                                               (1,936)              (2,595)
   Proceeds from issuance of shares, net of costs                                            4,126                  456
   Deferred financing costs                                                                      -                  (47)
   Dividends paid                                                                          (38,154)             (37,573)
   Purchase of treasury stock                                                               (3,403)              (1,904)
                                                                                        ----------           ----------
         Net cash used in financing activities                                             (48,930)             (22,165)
                                                                                        ----------           ----------
         Effect of exchange rate changes on cash                                              (325)                  31
                                                                                        ----------           ----------

         Net decrease in cash and cash equivalents                                         (18,059)             (19,083)

Cash and cash equivalents, beginning of period                                              54,675               74,107
                                                                                        ----------           ----------

Cash and cash equivalents, end of period                                                $   36,616           $   55,024
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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 14 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Dividends declared per share for the three and nine-month periods ended September 30, 2004 were $.1899 and $.569, respectively.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Note 2. Transactions with Related Parties:

In connection with performing services on behalf of the Company, the advisory agreement ("Advisory Agreement") between the Company and W. P. Carey & Co. LLC ("Advisor") provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the Advisory Agreement. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $2,147 and $1,901 for the three months ended September 30, 2004 and 2003, respectively, and $6,383 and $5,644 for the nine months ended September 30, 2004 and 2003, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying condensed consolidated financial statements. For the three months ended September 30, 2004 and 2003, the Company incurred personnel reimbursements of $616 and $748, respectively, and $2,165 and $2,348 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition until paid. Current and deferred fees for transactions completed during the nine months ended September 30, 2004 were $901 and $720, respectively. For transactions that were completed during the nine months ended September 30, 2003, the current and deferred fees were $2,166 and $1,733, respectively.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Summarized financial information of the Company's equity investees is as follows:

(In thousands)                                                September 30, 2004    December 31, 2003
                                                              ------------------    -----------------
Assets (primarily real estate)                                   $  1,118,997          $   781,144
Liabilities (primarily mortgage notes payable)                      (678,416)             (471,052)
                                                                 ------------          -----------
Partners' and members' equity                                    $    440,581          $   310,092
                                                                 ============          ===========
Company's share of equity investees' net assets                  $    134,911          $   120,388
                                                                 ============          ===========

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                2004                   2003
                                                                ----                   ----
Revenues (primarily rental income and interest income from
    direct financing leases)                                  $ 76,993               $ 60,402
Expenses (primarily interest on mortgages and depreciation)    (46,555)               (34,152)
                                                              --------               --------
Net income                                                    $ 30,438               $ 26,250
                                                              ========               ========

Company's share of net income from equity investments         $ 10,674               $ 10,022
                                                              ========               ========

On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 15 Incorporated and Corporate Property Associates 16 - Global Incorporated, through a limited partnership in which the Company owns an 11.54% interest through a subsidiary, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury, and the truck rental facilities are leased to U-Haul. The total cost was $312,445. In connection with the purchase, the limited partnership obtained $183,000 of limited recourse mortgage financing collateralized by the properties and lease assignments.

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

Note 4. Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2004, the fair value of the Company's interests was $6,851, reflecting an aggregate unrealized gain of $1,037 and cumulative net amortization of $218 ($80 for the nine months ended September 30, 2004). The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                               Fair Value as of September 30, 2004    1% Adverse Change    2% Adverse Change
                               -----------------------------------    -----------------    -----------------
Fair value of the interests                  $6,851                         $6,530              $6,228

The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

Note 5. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of lease revenues for the nine-month periods ended September 30, 2004 and 2003 are as follows:

                                                               2004           2003
                                                               ----           ----
Per Statements of Income:
   Rental income from operating leases                       $  84,796     $  80,751
   Interest from direct financing leases                        10,033         9,713
Adjustment:
   Share of lease revenue applicable to minority interest       (6,292)       (5,935)
   Share of lease revenue from equity investments               25,078        22,712
                                                             ---------     ---------
                                                             $ 113,615     $ 107,241
                                                             =========     =========

For the nine-month periods ended September 30, 2004 and 2003, the Company earned net lease revenues from its investments as follows:

                                            2004          %        2003          %
                                            ----         --        ----         --
Carrefour France, SAS (a)                 $  10,069        9%    $   8,392        8%
Starmark Camhood, LLC/Wellbridge Club
    Management, Inc. (b)                      5,619        5         4,840        5
Nortel Networks Limited.                      4,501        4         4,501        4
Petsmart, Inc. (c)                            4,359        4         4,359        4
Clear Channel Communications, Inc. (b)        4,245        4         4,245        4
TruServ Corporation (b)                       3,799        3         3,792        4
Atrium Companies, Inc.                        3,417        3         3,336        3
Advance PCS, Inc.                             3,225        3         3,225        3
Federal Express Corporation (c)               2,994        3         2,961        3
Tower Automotive, Inc.                        2,921        3         2,921        3
Galyan's Trading Company                      2,858        3         2,858        3
Katun Corporation                             2,852        3         2,794        3
PerkinElmer, Inc.                             2,521        2         2,200        2
Collins & Aikman Corporation                  2,512        2         2,459        2
Metaldyne Company LLC                         2,453        2         2,395        2
Advanced Micro Devices, Inc. (b)              2,444        2         2,444        2
Applied Materials, Inc. (b)                   2,429        2         2,323        2
APW North America Inc.                        2,209        2         2,124        2
Amerix Corporation                            1,873        2         1,853        2
Mayo Foundation (e)                           1,815        2         1,815        2
Buffets, Inc.                                 1,704        2         1,668        2
Institutional Jobbers Company                 1,703        2         1,703        2
Waddington North America, Inc.                1,700        2         1,490        1
Other (b) (c) (d)                            39,393       31        36,543       32
                                          ---------     ----     ---------     ----
                                          $ 113,615      100%    $ 107,241      100%
                                          =========     ====     =========     ====

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

(a)   An expansion at a Carrefour France, SAS property was completed in July
      2003.

(b) Represents the Company's proportionate share of lease revenues from its equity investments.

(c)   Net of minority interest of an affiliate.

(d)   Net of minority interest of an unaffiliated third party.

(e)   Lease was assumed from Celestica Corporation effective January 1, 2004.

During the nine months ended September 30, 2003, the Company recorded $2,588 of other operating income as a result of the forfeiture of a security deposit on property located in Utah.

Note 6. Unrealized Gains and Losses:

Included in the determination of net income for the nine months ended September 30, 2004 and 2003 are unrealized losses of $1,197 and unrealized gains of $212, respectively, which reflect changes in the fair value of derivative instruments and losses on foreign currency transactions. Derivative instruments include an interest rate swap agreement on a variable rate limited recourse mortgage obligation, common stock warrants in certain tenant companies, which provide for net settlement, and a provision in a lease contract which provides the Company with an option to receive a portion of rent in U.S. dollars or the local currency. For the period ended September 30, 2004, unrealized losses on derivatives consist of $804 on the interest rate swap agreement, $101 on common stock warrants and $7 on the foreign currency option. The interest rate swap agreement has a notional amount of $8,943 and matures in September 2007.

Note 7. Accounting Pronouncements:

In December 2003, the FASB issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). FIN 46(R) applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46(R) requires additional disclosures. The adoption of FIN 46(R) did not have a material impact on the financial statements as none of its investments in unconsolidated joint ventures are VIEs.

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

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests entered into before November 5, 2003. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has interests in five limited partnerships that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of the deferral. Accordingly, in accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value and fair value of these minority interests at September 30, 2004 are $12,419 and $18,332, respectively. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 14 Incorporated ("CPA(R):14") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of September 30, 2004 included in this quarterly report and CPA(R):14's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):14. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):14 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):14 that the results or conditions described in such statements or objectives and plans of CPA(R):14 will be achieved. Additionally, a description of CPA(R):14's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

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

How Management Evaluates Results of Operations

Management evaluates the results of CPA(R):14 with a primary focus on the ability to generate cash flow necessary to meet its objectives of increasing its distribution rate to its shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and on other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating its ability to fund dividends. Management's evaluation of CPA(R):14's potential for generating cash flow is based on long-term assessments.

Current Developments and Trends

If general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its objective of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends. In addition, the majority of lease transactions include Consumer Price Index escalation clauses or stated rent increases that are intended to help protect our investors against potential future inflation and should allow CPA(R):14 to continue to increase its dividend.

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

For the nine months ended September 30, 2004, cash flow generated from operations and equity investments was sufficient to fund dividends paid and meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests. Management expects based on its current assessments that over the long-term, cash flow from operations and equity investments will meet the objective of increasing the distribution rate and meeting other cash obligations. CPA(R):14 has cash balances of $36,616 as of September 30, 2004 which can be utilized for working capital needs and other commitments and may be used for future real estate purchases.

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in its financial statements.

Current developments include:

In September 2004, the Board of Directors of CPA(R):14 approved and increased the third quarter dividend to $.18990 per share payable on October 15, 2004 to shareholders of record as of September 30, 2004.

RESULTS OF OPERATIONS:

Lease Revenues - For the comparable quarters ended September 30, 2004 and 2003, lease revenues (rental income and interest income from direct financing leases) increased by $991 as a result of scheduled rent increases at several properties, new leases, acquisitions and the completion of build-to-suit projects during 2003, and the impact of favorable changes in foreign exchange rates on rents from foreign properties. Scheduled rent increases at 25 properties contributed an additional $348 to lease revenues. The rent increases are generally determined by formulas that are indexed to increases in the Consumer Price Index. New leases at properties that were only partially occupied contributed an additional $280. Lease revenues from CPA(R):14's properties in Europe and the United Kingdom benefited from the changes in foreign exchange rates, with $390 of the increase in lease revenues attributable to the favorable changes in the average exchange rates for the Euro and the British Pound as compared with average exchange rates in 2003. Lease revenues also increased by $145 as the result of funding an expansion in July 2003 at the Carrefour France, SAS property in LeMans, France. During 2003, CPA(R):14 completed build-to-suit projects at properties leased to Waddington North America, Inc., Career Education Group and Rave Motion Pictures LLC, which provided $92 of the increase in lease revenues during the current quarter. These increases were partially offset by the termination of the Scott Companies, Inc. lease in 2003. The former Scott property is currently leased.

For the comparable nine-month periods ended September 30, 2004 and 2003, lease revenues increased $4,365 primarily due to the same factors as described above. Additional rental income from new leases at existing properties and the expansion of the Carrefour property contributed $1,655 of the increase, completed build-to-suit projects and an acquisition contributed $1,490 of the increase, scheduled rent increases contributed $1,072 of the increase, and the positive impact of foreign currency exchange rates accounted for $1,309 of the increase. These increases were partially reduced by vacancies at a limited number of properties.

During the first nine months of 2004, CPA(R):14 entered into new net leases with The Retail Distribution Group and Wavetronix LLC at properties that were previously vacant or partially vacant. The net lease with Retail Distribution was entered into in January 2004 for property in Grand Rapids, Michigan in which CPA(R):14 owns a 60% interest. The Grand Rapids property had been vacant since May 2003. The Retail Distribution lease provides for initial annual rent of $903, of which CPA(R):14's share is $542, and has an initial term through August 31, 2009. The Retail Distribution lease provides for adjustments to its rent as it vacated another property, which is still subject to lease in order to lease the Grand Rapids property. Adjustments to rent will be reduced by any sublease rentals Retail

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (Dollars in thousands, except share and per share amounts)

 Distribution receives from the other property. In December 2003, CPA(R):14 entered into a net lease with Wavetronix for a portion of a partially vacant property in Lindon, Utah which began contributing $301 of annual lease revenue in June 2004 when improvements at the property were completed. The lease has an initial term of five years and seven months. CPA(R):14 entered into a lease at the former Scott Companies property in September 2004 which provides for initial annual rent of $356 and provides the lessee an option to purchase the property at the end of the five-year lease term.

Other Operating Income - For the comparable quarters ended September 30, 2004 and 2003, other operating income decreased $556 primarily due to a decrease in costs reimbursable by tenants. Such reimbursable costs are recorded as both revenue and expense and therefore have no impact on net income.

For the comparable nine-month periods ended September 30, 2004 and 2003, other operating income decreased $2,557 primarily as a result of the recognition of $2,588 from the forfeiture of a security deposit in the quarter ended March 31, 2003.

Depreciation Expense - For the comparable quarters ended September 30, 2004 and 2003, depreciation expense remained consistent. For the comparable nine-month periods ended September 30, 2004 and 2003, depreciation expense increased $581 primarily due to acquisitions completed in 2003, the completion of several build-to-suit projects, and to a lesser extent, increases in average foreign exchange rates.

General and Administrative Expenses - For the comparable three and nine-month periods ended September 30, 2004 and 2003, general and administrative expenses decreased $540 and $1,517, respectively, primarily due to a reduction in several general and administrative expenses including personnel cost reimbursements, investor related service costs and, to a lesser extent, acquisition expenses and partially offset by increased costs for accounting and auditing services.

Property Expenses - For the comparable quarters ended September 30, 2004 and 2003, property expenses decreased by $584, primarily due to a decrease of $999 in real estate taxes. This decrease was offset by a $492 increase in asset management and performance fees which was caused by both the growth of CPA(R):14's asset base and the appreciation of existing properties as determined by CPA(R):14's initial third party valuation of its portfolio as of December 31, 2003.

The increase of $1,212 for the comparable nine-month periods ended September 30, 2004 and 2003, is due primarily to a $1,479 increase in asset management and performance fees.

Income From Equity Investments - Income from equity investments increased by $199 for the comparable quarters ended September 30, 2004 and 2003, primarily as a result of the April 2004 purchase by CPA(R):14 along with two affiliates through a newly-formed limited partnership of 78 self-storage and truck leasing facilities and entering into two net leases with lessees that operate the properties under the U-Haul brand name. The increase of $652 for the comparable nine-month periods ended September 30, 2004 and 2003, is due primarily to the U-Haul leases, and to a lesser extent the acquisition of a noncontrolling interest in properties leased to Starmark Camhood, LLC in February 2003.

Interest Expense - For the comparable quarters ended September 30, 2004 and 2003, there was no significant change in interest expense as it decreased by $20. There have been no new mortgage financings in 2004 and no significant change in interest rates on variable rate debt.

For the comparable nine-month periods ended September 30 2004 and 2003, interest expense increased $1,207 primarily due to increased interest of $962 on new mortgages obtained during 2003 on properties leased to Carrefour, Career Education Group and Nascar Technical Institute. Prior year capitalization of interest of $357 was netted against mortgage interest expense in connection with build-to-suit projects which had not yet been placed in service. There are currently no properties under construction.

Net Income - For the quarter ended September 30, 2004, net income increased by $3,779 to $9,903 as compared with net income of $6,124 for the quarter ended September 30, 2003. During the current quarter ended September

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (Dollars in thousands, except share and per share amounts)

30, 2004, CPA(R):14 benefited from an increase in lease revenues and decreases in general and administrative expenses and property expenses, as described above. In addition, the prior year comparable quarter was negatively impacted by a $2,900 impairment charge on real estate.

For the nine-month period ended September 30, 2004, net income increased by $2,402 to $27,797 as compared with net income of $25,395 for the comparable prior year period. During the nine-month period ended September 30, 2004, CPA(R):14 benefited from increases in total revenue and an overall reduction in expenses as described above. In addition, net income for the comparable prior year period was negatively affected by a $2,900 impairment charge on real estate, which was partially offset by the recognition of $2,588 (included in other operating income) during the quarter ended March 31, 2003, related to the forfeiture of a security deposit.

FINANCIAL CONDITION:

Uses of Cash During the Period

There has been no material change in CPA(R):14's financial condition since December 31, 2003. Cash and cash equivalents totaled $36,616 as of September 30, 2004, a decrease of $18,059 from the December 31, 2003 balance. Management believes CPA(R):14 has sufficient cash balances to meet its working capital needs. CPA(R):14's use of cash during the period is described below.

Operating Activities - For the nine-month period ended September 30, 2004, cash flows from operating activities and equity investments of $50,279 were sufficient to pay dividends to shareholders of $38,154, meet scheduled principal payment installments on mortgage debt of $8,113 and distribute $1,936 to minority partners. Annual operating cash flow is expected to continue to increase as a result of new leases signed in 2004 including leases with Retail Distribution, Wavetronix and Moonlight Molded Plastics as well as scheduled rent increases at existing net leased properties during 2004. These leases will contribute annual cash flow (lease revenues, net of property-level debt service) of approximately $905. These three leases also reduce or eliminate CPA(R):14's risk of continuing to absorb property carrying costs such as real estate taxes and insurance.

Investing Activities - CPA(R):14's investing activities primarily consist of real estate purchases and payment of its annual installment of deferred acquisition fees. In April 2004, CPA(R):14 used $15,000 to purchase its interest in the U-Haul transaction. Annual cash flow from this transaction (lease revenues, net of property-level debt service) is expected to approximate $1,500. Other real estate related payments included $455 to fund leasehold improvements at the Lindon, Utah building in connection with signing the Wavetronix lease and $166 to pay final construction costs for the Waddington North America and Rave Motion Pictures build-to-suit projects, which were placed in service in 2003 and additional capitalized costs at other properties of $174. The annual installment of deferred acquisition fees is paid each January and was $3,266 in 2004. Additionally, $1,617 was used to pay off a payable for refundable value added taxes in connection with the Carrefour expansion.

Financing Activities - In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, CPA(R):14 obtained $4,126 as a result of issuing shares through its Distribution Reinvestment and Share Purchase Plan, and used $3,403 to purchase treasury shares, through a redemption plan which allows shareholders to sell shares back to CPA(R):14, subject to certain limitations.

Substantially all of CPA(R):14's mortgages are limited recourse and bear interest at fixed rates. Accordingly, CPA(R):14's cash flow should not be adversely affected by increases in interest rates, which are near historical lows. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):14's other assets, while unsecured financing would give a lender recourse to all of CPA(R): 14's assets. The use of limited recourse debt, therefore, will allow CPA(R):14 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):14 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):14's portfolio and, therefore, reduce concentration of risk in any particular lessee.

Cash Resources

As of September 30, 2004, CPA(R):14 has $36,616 in cash and cash equivalents which can be used for working capital needs and other commitments and may be used for future real estate purchases. In addition, debt may be

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (Dollars in thousands, except share and per share amounts)

incurred on unleveraged properties with a carrying value of $56,087 as of September 30, 2004 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (CPA(R):14 has no mortgage balloon payments scheduled until February 2008), paying dividends to shareholders and making distributions to minority partners as well as other normal recurring operating expenses. CPA(R):14 may also seek to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from new leases, the completed build-to-suit projects and recent property acquisitions, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives. Accordingly, CPA(R):14 expects to have sufficient cash flow to continue increasing the distribution rate to its shareholders. Distributions are determined by management's long-term projections of cash flow.

Other Matters

CPA(R):14 conducts business in Europe and may recognize transaction gains and losses from its foreign operations. Foreign currency transaction gains and losses were not material to CPA(R):14's results of operations for the current quarter. CPA(R):14 is subject to material foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):14 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. CPA(R):14 has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. As of September 30, 2004, Carrefour, which leases properties in France, contributed 9% of lease revenues (see Note 5 to the accompanying condensed consolidated financial statements). The leverage on the limited recourse financing of the Carrefour France, SAS investments is higher than the average leverage on CPA(R):14's domestic real estate investments.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):14's contractual obligations and commitments as of September 30, 2004 is as follows:

(in thousands)                         Total        2004        2005        2006        2007        2008      Thereafter
                                       -----        ----        ----        ----        ----        ----      ----------
Obligations:
  Limited recourse mortgage notes
     payable (1)                     $ 691,610    $  2,799    $ 11,693    $ 12,658    $ 13,608    $ 19,774    $  631,078
  Deferred acquisition fees             19,984           -       3,484       3,573       3,573       3,304         6,050
  Subordinated disposition fees            240           -           -           -           -           -           240
Commitments:
  Share of minimum rents payable
     under office cost-sharing
     agreement                           8,249          86         513         582         687         687         5,694
                                     ---------    --------    --------    --------    --------    --------    ----------
                                     $ 720,083    $  2,885    $ 15,690    $ 16,813    $ 17,868    $ 23,765    $  643,062
                                     =========    ========    ========    ========    ========    ========    ==========

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

CPA(R):14 owns marketable securities through its ownership interests in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2004, CPA(R):14's interests in CCMT had a fair value of $6,851.

Approximately $663,921 of CPA(R):14's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of September 30, 2004 ranged from 5.15% to 8.85%. The interest rate on the variable rate debt as of September 30, 2004 ranged from 2.94% to 6.27%.

                        2004         2005         2006         2007         2008       Thereafter     Total      Fair Value
                        ----         ----         ----         ----         ----       ----------     -----      ----------
Fixed rate debt       $  2,741     $ 11,455     $ 12,413     $ 13,356     $ 19,514     $  604,442   $ 663,921    $  673,104
Weighted average
    interest rate         7.15%        7.15%        7.15%        7.15%        7.31%          7.45%
Variable rate debt    $     58     $    238     $    245     $    252     $    260     $   26,636   $  27,689    $   27,689

Annual interest expense from variable rate debt would increase or decrease by approximately $277 for each change of 1% in annual interest rates. A change in interest rates of 1% would impact the fair value of CPA(R):14's fixed rate debt at September 30, 2004 by approximately $35,200.

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

Item 4. - CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2004.

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

There have been no changes during the most recent fiscal quarter in the Company's internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) For the three and nine-month periods ended September 30, 2004, 188,783 and 543,557 shares, respectively, were issued to the Advisor as consideration for performance fees and 140,935 and 398,206 shares, respectively, were issued pursuant to the Company's Distribution Reinvestment and Share Purchase Plan. Shares were issued at per share amounts which ranged from $10.00 to $11.30.

      (c)   Issuer Purchases of Equity Securities

                                                                                Total Number of Shares
                                                                                 Purchased as Part of
                                          Total Number of      Average Price      Publicly Announced
                Period                    Shares Purchased    Paid Per Share     Plans or Programs (1)
                ------                    ----------------    --------------     ---------------------
January 1, 2004 - January 31, 2004             47,328             $8.89                   N/A
February 1, 2004 - February 29, 2004           28,884              8.85                   N/A
March 1, 2004 - March 31, 2004                      -                 -                   N/A
April 1, 2004 - April 30, 2004                130,987              8.98                   N/A
May 1, 2004 - May 31, 2004                      2,062             10.17                   N/A
June 1, 2004 - June 30, 2004                        -                 -                   N/A
July 1, 2004 - July 31, 2004                   85,319             10.09                   N/A
August 1, 2004 - August 31, 2004               66,116             10.09                   N/A
September 1, 2004 - September 30, 2004              -                 -                   N/A
                                              -------
                                              360,696
                                              =======

      (1) All shares were purchased pursuant to the Company's redemption plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's Board of Directors.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2004, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS:

      31.1  Certification of Co-Chief Executive Officers

      31.2  Certification of Chief Financial Officer

      32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

  11/5/2004                           By: /s/ John J. Park
  ---------                               --------------------------------------
    Date                                  John J. Park
                                          Managing Director and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

  11/5/2004                           By: /s/ Claude Fernandez
  ---------                               --------------------------------------
    Date                                  Claude Fernandez
                                          Managing Director and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)