Form 10-K
period 2004-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2005-03-16
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 000-25771

                            -------------------------

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                                13-3951476
        (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

          50 ROCKEFELLER PLAZA                                10020
           NEW YORK, NEW YORK                              (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

      Registrant has no active market for its common stock as of March 8, 2005. Non-affiliates held 65,324,469 shares as of March 8, 2005.

      As of March 8, 2005, there are 67,803,760 shares of common stock of Registrant outstanding.

      The Registrant incorporates by reference its definitive Proxy Statement with respect to its 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

This Annual Report on Form 10-K contains certain forward-looking statements relating to Corporate Property Associates 14 Incorporated. As used in this Annual Report on Form 10-K, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in "Factors Affecting Future Operating Results." Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.

(In thousands, except share and per share amounts)

ITEM 1. BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS

Overview

We are a Real Estate Investment Trust ("REIT") that invests in commercial properties leased to companies domestically and internationally. As of December 31, 2004, our portfolio consisted of 236 properties leased to 72 tenants and totaled more than 24.8 million square feet.

Our core investment strategy is to purchase and own properties leased to a diversified group of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. We also generally seek to include in our leases:

      - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index ("CPI") or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

      -     indemnification for environmental and other liabilities; and

      -     when appropriate, guarantees from parent companies.

We were formed as a Maryland corporation on June 4, 1997. Between November 1997 and November 2001, we sold a total of 65,794,280 shares of common stock for a total of $657,943 in gross offering proceeds. Through December 31, 2004, we have also issued 704,596 shares ($7,598) through our dividend reinvestment and share purchase plan. These proceeds have been used along with limited recourse mortgage debt to acquire a portfolio of properties. As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

W. P. Carey & Co. LLC ("WPC"), our advisor, provides us with both strategic and day-to-day management, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. WPC also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to WPC and also reimburse WPC for certain expenses. WPC also serves in this capacity for Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16 - Global Incorporated ("CPA(R):16 - Global") and Carey Institutional Properties Incorporated ("CIP(R)") until its merger into CPA(R):15 in September 2004 (collectively, including us, the "CPA(R) REITs"). WPC is listed on the New York Stock Exchange under the symbol "WPC."

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2004, we had no employees. WPC employs 129 individuals who are available to perform services for us.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Significant Developments During 2004

ACQUISITIONS. On April 29, 2004, along with two affiliates, Corporate Property Associates 15 Incorporated and Corporate Property Associates 16 - Global Incorporated, through a limited partnership in which we own an 11.54% limited partnership interest, we purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP ("Mercury"), and the truck rental facilities are leased to U-Haul Moving Partners, Inc. ("U-Haul"). The total cost of the facilities was $312,445. In connection with the purchase, the limited partnership obtained $183,000 of limited recourse mortgage financing collateralized by the properties and lease assignments. The loan, which matures in May 2014, provides for monthly payments of principal and interest of $1,230 at an annual interest rate of 6.449% and a 25-year amortization schedule.

The Mercury lease has an initial term of 20 years with two 10-year renewal options and provides for annual rent of $18,551. The U-Haul lease has an initial term 10 years with two 10-year renewal options and provides for annual rent of $9,990. In the event that U-Haul does not renew its lease, Mercury will assume the lease obligation for the truck rental facilities. Each lease provides for rent increases every five years based on a formula indexed to the CPI.

RE-LEASING OF PREVIOUSLY VACANT PROPERTY. In January 2004, we entered into a net lease with The Retail Distribution Group for a property in Grand Rapids, Michigan that had been vacant since May 2003. We own a 60% interest in this property. The Retail Distribution lease provides for initial annual rent of $903, of which our share is $542, and has an initial term through August 2009. The Retail Distribution lease provides for reductions to its rent as it vacated another property in order to lease the Grand Rapids property. Any reductions to rent will be adjusted for any rentals Retail Distribution receives from the other property or upon its sale of the other property.

In December 2003, we entered into a net lease with Wavetronix LLC for a portion of a partially vacant property in Lindon, Utah, which began contributing $301 of annual lease revenue in June 2004 when improvements at the property were completed. The lease has an initial term of five years and seven months.

We entered into a lease for the former Scott Companies property in Gardena, California with Moonlight Molds in September 2004 which provides for initial annual rent of $356 and provides the lessee an option to purchase the property.

SEC INVESTIGATION. As previously reported by WPC, WPC and Carey Financial Corporation ("Carey Financial"), the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an investigation by the United States Securities and Exchange Commission ("SEC") into payments made to third party broker dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect WPC and the REITs managed by WPC, including us. See Item 3 - Legal Proceedings for a discussion of this investigation.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

We operate in one industry segment, investment in net leased real property. For the year ended December 31, 2004, no lessee represented 10% or more of our total operating revenue.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Business Objectives and Strategy

Our objectives are to:

      - own a diversified portfolio of net-leased real estate that will increase in value;

      - provide increasing revenue rental streams by generally including scheduled rent increases in our leases;

      -     fund dividends to shareholders; and

      - increase the value of the equity in our real estate by making regular mortgage principal payments.

We seek to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant and tenant industry.

Investment Strategies

In analyzing potential investments, WPC reviews many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential investment can be structured to satisfy our investment criteria. The aspects of a transaction which are reviewed and structured by WPC include the following:

TENANT EVALUATION. WPC evaluates each potential tenant for its credit, management, position within its industry, operating history and profitability. WPC generally seeks tenants it believes will have stable or improving credit. By leasing

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

properties to these tenants, we can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance our current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of our property will likely increase (if all other factors affecting value remain unchanged). WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a security deposit which may be in the form of a letter of credit or cash, or through a guarantee of lease obligations from the tenant's corporate parent. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. While WPC will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. WPC's and the investment committee's standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.

LEASES WITH INCREASING RENTS. WPC typically includes, or attempts to include, a clause in each lease that provides for increases in rent over the term of the lease. These increases are generally tied to increases in indices such as the CPI or mandated rental increases on specific dates and, in the case of retail stores, participation in gross sales above a stated level.

PROPERTIES IMPORTANT TO TENANT OPERATIONS. WPC generally seeks to invest in properties with operations that are essential or important to the ongoing operations of the tenant. WPC believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant. WPC also seeks to assess the income, cash flow and profitability of the business conducted at the property so that, if the tenant is unable to operate its business, we can either continue operating the business conducted at the property or re-lease the property to another entity in the same industry as the tenant which can operate the property profitably.

LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE. When available, WPC attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions could include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant without our consent and indemnification from the tenant against environmental and other contingent liabilities.

DIVERSIFICATION. WPC seeks to diversify our portfolio to avoid dependence on any one particular tenant or tenant industry, which also generally results in diversification by type of facility and geographic location. Diversification, to the extent achieved, helps reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

INVESTMENT COMMITTEE. WPC has an investment committee that provides services to both the CPA(R) REITs and WPC. As a transaction is structured, it is evaluated by the chairman of the investment committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies the investment criteria. For transactions that meet the investment criteria, the investment committee has sole discretion as to which CPA(R) REIT or if WPC will hold the investment. In cases where the investment committee determines that two or more entities among the CPA(R) REITs and WPC should hold the investment, the independent directors of each participating CPA(R) REIT (and the WPC directors if WPC participates) must also approve the transaction.

The investment committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced individuals serve on its investment committee and we do not invest in a transaction unless it is approved by the investment committee.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

The following people serve on the investment committee:

      - George E. Stoddard, Chairman (1), was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) programs for over 20 years.

      - Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

      - Nathaniel S. Coolidge (1) previously served as Senior Vice President -- Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing fixed income investments for Hancock, its affiliates and outside clients.

      - Lawrence R. Klein (1) is the Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

      - Ralph F. Verni (1) is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

      - Karsten von Koller (1) was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

      (1) Investment committee member also serves as a director of WPC.

Each property we purchase has been, and future purchases will be, appraised by a third party appraiser. We will not purchase any property that has a total property cost (the purchase price of the property inclusive of acquisition fees) which is in excess of its appraised value. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee's credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value.

WPC's practices include obtaining evaluations of the physical condition of properties and obtaining environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition. We will also consider factors peculiar to the laws of foreign countries, in addition to the risk normally associated with real property investments, when considering an investment located outside the United States.

Financing Strategies

Consistent with our investment policies, we use leverage when available on favorable terms. Substantially all of our mortgages are limited recourse and bear interest at fixed rates. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates, which are near historical lows. We may seek to refinance maturing or recently paid-off mortgage debt with new property-level financing. There is no assurance that existing debt will be refinanced at lower rates of interest as such debt matures. Many of the loans restrict our ability to prepay a loan or provide for payment of premiums if paid prior to the scheduled maturity, but allow defeasance of the loan, that is, a deposit is made to service the loan commitment even if the underlying property is sold.

A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will allow us to limit the exposure of all of our assets to any one debt obligation. We believe that the strategy of combining equity and limited recourse mortgage debt will help us to meet our short-term and

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

long-term liquidity needs and will help to diversify our portfolio and, therefore, reduce concentration of risk in any particular lessee.

WPC continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

Asset Management

We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process. WPC monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. WPC reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

Holding Period

We intend to hold each property we acquire for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for our shareholders. If our common stock is not listed for trading on a national securities exchange or included for quotation on NASDAQ, our intention is to generally begin selling properties within eight years after the proceeds of the public offering are substantially invested, subject to market conditions. The board of directors will consider whether to list the shares, liquidate or devise an alternative liquidity strategy.

Competition

We face competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. We believe our management's experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for office and industrial properties.

Environmental Matters

Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, we may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. Our leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

We typically undertake an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by third party environmental consulting and engineering firms for all properties we acquire. Where we believe them to be warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. We may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. We normally require property sellers to indemnify us fully against any environmental problem existing as of the date of purchase. Additionally, we often structure our leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

provide that non-compliance with environmental laws is a lease default. In some cases, we may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate our statutory liability or preclude claims against us by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in our leases may provide a basis for us to recover from the tenant damages or costs for which we have been found liable.

Factors Affecting Future Operating Results

Our future results may be affected by certain risks and uncertainties including the following:

WE ARE SUBJECT TO THE RISKS OF REAL ESTATE OWNERSHIP WHICH COULD REDUCE THE VALUE OF OUR PROPERTIES.

Our performance and asset value are subject to risks incident to the ownership and operation of net leased industrial and commercial property, including:

      -     changes in the general economic climate;

      - changes in local conditions such as an oversupply of space or reduction in demand for real estate;

      -     changes in interest rates and the availability of financing; and

      - changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

WE MAY HAVE DIFFICULTY RE-LEASING OR SELLING OUR PROPERTIES.

Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations, such as a property's location and/or local economic conditions, may affect our ability to re-lease or sell properties without adversely affecting returns to our shareholders.

THE INABILITY OF A TENANT IN A SINGLE TENANT PROPERTY TO PAY RENT WILL REDUCE OUR REVENUES.

Most of our properties are each occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and to seek an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

IF OUR TENANTS ARE HIGHLY LEVERAGED, THEY MAY HAVE A HIGHER POSSIBILITY OF FILING FOR BANKRUPTCY OR INSOLVENCY.

Of tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent.

THE BANKRUPTCY OR INSOLVENCY OF TENANTS MAY CAUSE A REDUCTION IN REVENUE.

Bankruptcy or insolvency of a tenant could cause:

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net-lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but would instead entitle us to "adequate protection," a bankruptcy concept that applies to protect us against further a decrease in the value of the property if the value of the property is less than the balance owed to us.

As a general rule, insolvency laws outside the United States are not as favorable to reorganization or to the protection of a debtor's rights as tenants under a lease as are the laws in the United States. Our rights to terminate a lease for default are more likely to be enforceable in countries other than the United States, while a debtor/tenant or its insolvency representative is less likely to have rights to force continuation of lease without our consent. Nonetheless, most such laws would permit a tenant or an appointed insolvency representative to terminate a lease if it so chose.

However, because the bankruptcy laws of the United States are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as United States entities may seek to take advantage of the United States bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the United States bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the United States. If a tenant became a debtor under the United States bankruptcy laws, then it would have the option of continuing or terminating any unexpired lease. Prior to taking the requisite procedural steps to continue or terminate an unexpired lease, the tenant (or its trustee if one has been appointed) must timely perform all obligations of the tenant under the lease.

The programs managed by WPC or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four of the other fourteen CPA(R) programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

OUR TENANTS GENERALLY WILL NOT HAVE ACCESS TO TRADITIONAL SOURCES OF CREDIT, WHICH MAY CREATE A HIGHER RISK OF LEASE DEFAULTS AND THEREFORE LOWER REVENUES.

Generally, no credit rating agencies evaluate or rank the debt or the credit risk of many of our tenants, as we seek tenants that we believe will have stable or improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default.

THERE IS NOT, AND MAY NEVER BE A PUBLIC MARKET FOR OUR SHARES, SO IT WILL BE DIFFICULT FOR SHAREHOLDERS TO SELL SHARES QUICKLY.

There is no current public market for the shares and, therefore, it will be difficult for shareholders to sell their shares promptly. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states. The shares should be considered as a long-term investment only.

LIABILITY FOR UNINSURED LOSSES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Losses from disaster-type occurrences (such as wars, terrorist activities or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties, which in turn could cause the value of the shares and distributions to shareholders to be reduced.

POTENTIAL LIABILITY FOR ENVIRONMENTAL MATTERS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We may own industrial and commercial properties that will cause us to be subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on us:

      - Responsibility and liability for the cost of removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

      - Liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances; and

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

      - Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

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

OUR USE OF DEBT TO FINANCE ACQUISITIONS COULD ADVERSELY AFFECT OUR CASH FLOW.

Most of our property acquisitions are made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a limited recourse basis to limit our exposure on any property to the amount of equity invested in the property. We generally borrow approximately 60% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties without board approval.

BALLOON PAYMENT OBLIGATIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to refinance the mortgage or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Scheduled balloon payments, including our pro rata share of mortgage obligations on equity investees, for the next five years are as follows:

2005 -      $0
2006 -      $6,930
2007 -      $0
2008 -      $5,321
2009 -      $73,877

THE IRS MAY TREAT SALE-LEASEBACK TRANSACTIONS AS LOANS, WHICH COULD JEOPARDIZE OUR REIT STATUS.

The Internal Revenue Service may take the position that specific sale-leaseback transactions which we treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the Asset Tests or the Income Tests and consequently lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT Taxable Income could be recalculated which could cause us to fail the Distribution Test.

FAILURE TO QUALIFY AS A REIT WOULD ADVERSELY AFFECT OUR OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS.

If we fail to qualify as a REIT in any taxable year, we would be subject to United States federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT status. Failing to obtain, or losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional United States tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.

THE LIMIT ON THE NUMBER OF OUR SHARES A PERSON MAY OWN MAY DISCOURAGE A
TAKEOVER.

Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to meet REIT qualification rules. These restrictions may discourage a change of control and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in our management.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

OUR BOARD OF DIRECTORS MAY CHANGE OUR INVESTMENT POLICIES WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ALTER THE NATURE OF YOUR INVESTMENT.

Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of an investment in our shares could change without shareholder consent.

WE MAY NEED TO USE LEVERAGE TO MAKE DISTRIBUTIONS.

We may incur indebtedness if necessary to satisfy the requirement that we distribute at least 90% of our real estate investment trust taxable income or otherwise, as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. In such an event, it is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles.

A CHANGE IN ACCOUNTING STANDARDS REGARDING OPERATING LEASES MAY MAKE THE LEASING OF FACILITIES IN THE FUTURE LESS ATTRACTIVE TO OUR POTENTIAL TENANTS, WHICH COULD REDUCE OVERALL DEMAND FOR OUR LEASING SERVICES.

Under Statement of Financial Accounting Standard No. 13, "Accounting for Leases", if the present value of a company's minimum lease payments equals 90% or more of a property's fair value, the lease is classified as a capital lease, and the lease obligation is included as a liability on the company's balance sheet. However, if the present value of the minimum lease payments is less than 90% of the property's value, the lease is considered an operating lease, and the obligation does not appear on the company's balance sheet, but rather in the footnotes thereto. Thus, entering an operating lease can appear to enhance a tenant's balance sheet. The SEC is currently conducting a study of off-balance-sheet financing, including leasing, and the Financial Accounting Standards Board has recently indicated that it is considering addressing the issue. If the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into new leases because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into new leases on terms we find favorable.

OUR SUCCESS IS DEPENDENT ON THE PERFORMANCE OF WPC.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of WPC in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. Shareholders must rely entirely on the management ability of WPC and the oversight of the board of directors. The past performance of WPC managed partnerships and REITs may not be indicative of the performance of WPC with respect to our company. We cannot guarantee that WPC will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

WPC MAY BE SUBJECT TO CONFLICTS OF INTEREST.

WPC manages our business and selects our real estate investments. WPC has some conflicts of interest in its management of us, which arise primarily from the involvement of WPC and its affiliates in other activities that may conflict with us and the payment of fees by us to WPC and its affiliates. The activities in which a conflict could arise between us and WPC are:

      - competition with certain affiliates for property acquisitions, which may cause WPC and its affiliates to direct properties suitable for us to other related entities or itself;

      - the receipt of compensation by WPC and its affiliates for property purchases, leases, sales and financing for us, which may cause WPC and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

      - agreements between us and WPC or any of its affiliates, including agreements regarding compensation of WPC and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

      - purchases and loans from affiliates, subject to our investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

      - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property.

      - WPC allocates expenses it incurs in connection with providing services to us and other affiliated entities pursuant to methodologies and procedures developed by it, and based on its judgment, which methodologies may have the effect of favoring WPC and other affiliates at our expense.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by WPC and/or its affiliates, which may reduce our cash available for distributions to shareholders and may negatively impact the distribution rate.

MARYLAND LAW COULD RESTRICT CHANGE IN CONTROL.

Provisions of Maryland law applicable to us prohibit business combinations with:

      - any person who beneficially owns 10% or more of the voting power of outstanding shares;

      - an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, referred to as an interested shareholder; or

      -     an affiliate of an interested shareholder.

These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders' interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder.

OUR PARTICIPATION IN JOINT VENTURES CREATES ADDITIONAL RISK.

We may participate in joint ventures and purchase properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

INTERNATIONAL INVESTMENT RISKS, INCLUDING CURRENCY FLUCTUATION, ADVERSE POLITICAL OR ECONOMIC DEVELOPMENTS, LACK OF UNIFORM ACCOUNTING STANDARDS (INCLUDING AVAILABILITY OF INFORMATION IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES), UNCERTAINTY OF FOREIGN LAWS AND THE DIFFICULTY OF ENFORCING CERTAIN OBLIGATIONS IN OTHER COUNTRIES MAY AFFECT OUR OPERATIONS AND OUR ABILITY TO MAKE DISTRIBUTIONS.

We own interests in properties located in France, Finland, The Netherlands and the United Kingdom and we may purchase additional properties located outside the United States. Foreign real estate investments involve certain risks not generally associated with investments in the United States. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible currency transfer restrictions, expropriation, the difficulty of enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Any such events may adversely affect our performance and/or impair our ability to make expected distributions to shareholders. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with accounting principles generally accepted in the U.S.) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

WE MAY INCUR COSTS TO FINISH BUILD-TO-SUIT PROPERTIES.

We may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Often, completion risk, cost overruns and on-time delivery are the obligations of the prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process, we may be required to incur project costs to complete all or part of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project's and our portfolio's returns.

WE MAY FACE COMPETITION FOR ACQUISITION OF PROPERTIES.

We face competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings.

THE NET ASSET VALUE IS BASED ON INFORMATION THAT OUR ADVISOR PROVIDES TO A THIRD PARTY.

Our asset management and performance fees are based on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize net asset value in connection with any liquidity event.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Note 13 of the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(e) AVAILABLE INFORMATION

All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Our website address is http://www.cpa14.com. Our SEC filings are available to be read or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC's Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

ITEM 2. PROPERTIES.

   Set forth below is certain information relating to our properties owned as of December 31, 2004.

                                                                             RENT PER     SHARE OF
       LEASE OBLIGOR/                        OWNERSHIP                        SQUARE   CURRENT ANNUAL      INCREASE
          LOCATION                          INTEREST(1)      SQUARE FOOTAGE    FOOT       RENTS(2)          FACTOR
-------------------------------------    ------------------  --------------  --------  --------------     ----------
CARREFOUR FRANCE, SAS (3)
  Boe, Carpiquet, Le Mans,
  Vendin-le-Vieil, Lagnieu,
  Luneville, and St. Germain du Puy,
  France                                        100%           2,973,115      $ 2.43    $ 8,699,513 (4)     INSEE (5)
  Lieusaint, France                             100%             100,561       19.52      1,962,601 (4)     INSEE (5)
  Le Mans, France                               100%             840,974        3.44      2,896,413 (4)     INSEE (5)
                                                               ---------                -----------
                               Total:                          3,914,650                 13,558,527

STARMARK CAMHOOD, L.L.C. (3)
  Tampa and Boca Raton, FL; Newton,
  MA; Bloomington (2), Brooklyn          41% interest in a
  Center, Bumsville, Eden Prairie        limited liability     1,652,154       11.06      7,491,683         CPI
  (2), Fridley, Minnetonka and St.        company owning
  Louis Park, MN; Albuquerque, NM (4)    land and buildings(8)

NORTEL NETWORKS LIMITED (3)
  Richardson, TX                                100%             281,758       18.77      5,287,500        Stated

PETSMART, INC. (3)
  Phoenix, AZ; Westlake Village, CA;
  Boca Raton, Lake Mary,                  70% interest in
  Tallahassee, Plantation, FL;              two limited
  Evanston, IL; Braintree, MA;              partnerships         946,177        7.68      5,083,924        Stated
  Oxon Hill, MD; Flint, MI; Fridley,      owning land and
  MN; Dallas, Southlake, TX                  buildings(8)

ATRIUM COMPANIES, INC. (3)
  Dallas and Greenville, TX                     100%             823,713        2.40      1,977,683         CPI
  Welcome, NC; Murrysville, PA;                 100%             826,702        3.38      2,791,356         CPI
  Wylie, TX                                                    ---------               ------------

                               Total:                          1,650,415                  4,769,039

CLEAR CHANNEL COMMUNICATIONS, INC. (3)
  New York, NY                           40% interest in a
                                              limited
                                            partnership          227,685       47.94      4,365,725        Stated
                                          owning land and
                                             buildings(8)

CAREMARK RX, INC. (ADVANCE PCS) (3)
  Scottsdale, AZ                                100%             354,888       12.12      4,300,000       Fair value(6)

TRUE VALUE COMPANY (3)
  Kingman, AZ; Woodland, CA;              35% interest in
  Jonesboro, GA; Kansas City, MO;          three limited
  Springfield, OR; Fogelsville, PA;         partnerships       3,628,156        3.36      4,264,076        Stated
  Corsicana, TX                           owning land and
                                             buildings(8)

FEDERAL EXPRESS CORPORATION (3)
  Collierville, TN                       60% interest in a
                                         limited liability
                                           company owning        394,404       17.03      4,030,632         CPI
                                         land and building(8)

KATUN CORPORATION (3)
  Davenport, IA; Bloomington, MN                100%             343,423        8.65      2,971,350         CPI
  Gorinchem, The Netherlands                    100%             133,500        6.93        925,392 (4)     CPI
                                                               ---------               ------------
                               Total:                            476,923                  3,896,742

TOWER AUTOMOTIVE (3)
  Granite City, IL; Kendallville, IN;
  Clinton Township, MI;                         100%           1,047,400        3.72      3,895,126         CPI
  Upper Sandusky, OH

       LEASE OBLIGOR/
          LOCATION                     LEASE TERM   MAXIMUM TERM
-------------------------------------  ----------   ------------
CARREFOUR FRANCE, SAS (3)
  Boe, Carpiquet, Le Mans,
  Vendin-le-Vieil, Lagnieu,
  Luneville, and St. Germain du Puy,    Mar. 2011     Mar. 2011
  France
  Lieusaint, France                     Jun. 2011     Jun. 2011
  Le Mans, France                       Jul. 2012     Jul. 2012

                               Total:

STARMARK CAMHOOD, L.L.C. (3)
  Tampa and Boca Raton, FL; Newton,
  MA; Bloomington (2), Brooklyn
  Center, Bumsville, Eden Prairie       Feb. 2023     Feb. 2053
  (2), Fridley, Minnetonka and St.
  Louis Park, MN; Albuquerque, NM (4)

NORTEL NETWORKS LIMITED (3)
  Richardson, TX                        Dec. 2016     Dec. 2031

PETSMART, INC. (3)
  Phoenix, AZ; Westlake Village, CA;
  Boca Raton, Lake Mary,
  Tallahassee, Plantation, FL;
  Evanston, IL; Braintree, MA;          Nov. 2021     Nov. 2041
  Oxon Hill, MD; Flint, MI; Fridley,
  MN; Dallas, Southlake, TX

ATRIUM COMPANIES, INC. (3)
  Dallas and Greenville, TX             Nov. 2019     Nov. 2029
  Welcome, NC; Murrysville, PA;         Nov. 2021     Nov. 2031
  Wylie, TX

                               Total:

CLEAR CHANNEL COMMUNICATIONS, INC. (3)
  New York, NY

                                        Sep. 2020     Sep. 2040

CAREMARK RX, INC. (ADVANCE PCS) (3)
  Scottsdale, AZ                        Sep. 2021     Sep. 2051

TRUE VALUE COMPANY (3)
  Kingman, AZ; Woodland, CA;
  Jonesboro, GA; Kansas City, MO;
  Springfield, OR; Fogelsville, PA;     Dec. 2022     Nov. 2042
  Corsicana, TX

FEDERAL EXPRESS CORPORATION (3)
  Collierville, TN

                                        Aug. 2019     Aug. 2039

KATUN CORPORATION (3)
  Davenport, IA; Bloomington, MN        Jul. 2022     Jul. 2042
  Gorinchem, The Netherlands            Jul. 2022     Jul. 2042

                               Total:

TOWER AUTOMOTIVE (3)
  Granite City, IL; Kendallville, IN;
  Clinton Township, MI;                 Apr. 2020     Apr. 2040
  Upper Sandusky, OH

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                                          RENT PER     SHARE OF
       LEASE OBLIGOR/                      OWNERSHIP                       SQUARE   CURRENT ANNUAL      INCREASE
        LOCATION                          INTEREST(1)     SQUARE FOOTAGE     FOOT      RENTS(2)          FACTOR
-------------------------------------  -----------------  --------------  --------  --------------     -----------

PERKINELMER, INC. (3)
  Turku, Finland                              100%            266,310      13.79       3,671,519 (4)     Finnish CPI

DICK'S SPORTING GOODS, INC. (3),(7)
  Kennesaw, GA; Plainfield, IN;               100%            401,569       8.72       3,502,793         Stated
  Leawood, KS

COLLINS & AIKMAN CORPORATION (3)
  Manchester, MI; Albemarle,
  Farmville and Old Fort, NC;                100%           1,948,586       1.77       3,443,475          CPI
  Holmesville, OH; Springfield, TN

METALDYNE COMPANY LLC (3)
  Rome, GA; Niles, IL; Plymouth, MI;         100%            534,501        6.20       3,312,740          CPI
  Solon and Twinsburg, OH

U-HAUL MOVING PARTNERS AND MERCURY PARTNERS, LP (3)
  Mercury Partners, LP -               11.54% interest
      78 Locations in 24 States          in a limited
                                         partnership
                                       owning land and
                                          buildings(8)      3,779,262       4.91       2,140,799          CPI
  U-Haul Moving Partners -
      78 Locations in 24 States                             2,035,000       4.91       1,152,846          CPI
                                                            ---------                 ----------
                               Total:                       5,814,262                  3,293,645

ADVANCED MICRO DEVICES, INC. (3)
  Sunnyvale, CA                        33 1/3% interest
                                         in a limited
                                       liability company      361,965      27.01       3,258,938          CPI
                                       owning land and
                                          buildings(8)

APPLIED MATERIALS, INC.
(ETEC SYSTEMS, INC.) (3)
  Hayward, CA                          49.99% interest
                                        in a building
                                          owned by a          129,000      50.13       3,232,840          CPI
                                       limited liability
                                           company(8)

APW NORTH AMERICA, INC. (3)
  Monon, IN; Champlin, MN;
  Robbinsville, NJ; North Salt Lake          100%             816,665       3.64       2,972,913          CPI
  City, UT; Radford, VA

AMERIX CORP. (3)
  Columbia, MD                               100%             160,000      15.61       2,497,022          CPI

GERBER SCIENTIFIC, INC. (3)
 South Windsor (2) and Manchester, CT        100%             347,500       6.73       2,337,644          CPI

BUFFETS, INC.3
  Eagan, MN                                  100%              99,342      23.45       2,329,684          CPI

WADDINGTON NORTH AMERICA, INC. (3)
  City of Industry, CA; Florence, KY;        100%             448,600       5.17       2,321,146          CPI
  Chemsford, MA; Lancaster, TX

NEXPAK CORPORATION (3)
  Duluth, GA                                 100%             221,374       6.29       1,392,721          CPI
  Helmond, The Netherlands                   100%             117,000       7.33         857,678 (4)      CPI
                                                              -------                 ----------
                               Total:                         338,374                  2,250,399

MAYO FOUNDATION (7)
  Rochester, MN                              100%             204,846      10.71       2,193,900          CPI

CHECKFREE HOLDINGS, INC. (3)
  Norcross, GA                         50% interest in a
                                       limited liability
                                        company owning        220,676      19.79       2,180,360          CPI
                                       land and building(8)

       LEASE OBLIGOR/
        LOCATION                       LEASE TERM   MAXIMUM TERM
-------------------------------------  -----------  ------------

PERKINELMER, INC. (3)
  Turku, Finland                        Dec. 2021     Dec. 2031

DICK'S SPORTING GOODS, INC. (3),(7)
  Kennesaw, GA; Plainfield, IN;         Dec. 2020     Dec. 2060
  Leawood, KS

COLLINS & AIKMAN CORPORATION (3)
  Manchester, MI; Albemarle,
  Farmville and Old Fort, NC;           Sep. 2021     Sep. 2041
  Holmesville, OH; Springfield, TN

METALDYNE COMPANY LLC (3)
  Rome, GA; Niles, IL; Plymouth, MI;    Jul. 2021     Jul. 2041
  Solon and Twinsburg, OH

U-HAUL MOVING PARTNERS AND MERCURY PARTNERS, LP (3)
  Mercury Partners, LP -
      78 Locations in 24 States
                                        Apr. 2024     Apr. 2034
  U-Haul Moving Partners -
      78 Locations in 24 States         Apr. 2014     Apr. 2034

                               Total:

ADVANCED MICRO DEVICES, INC. (3)
  Sunnyvale, CA

                                        Dec. 2018     Dec. 2038

APPLIED MATERIALS, INC.
(ETEC SYSTEMS, INC.) (3)
  Hayward, CA

                                        Sep. 2014     Jan. 2030

APW NORTH AMERICA, INC. (3)
  Monon, IN; Champlin, MN;
  Robbinsville, NJ; North Salt Lake     May 2017      May. 2027
  City, UT; Radford, VA

AMERIX CORP. (3)
  Columbia, MD                          Feb. 2017     Feb. 2037

GERBER SCIENTIFIC, INC. (3)
 South Windsor (2) and Manchester, CT   Jul. 2018     Jul. 2038

BUFFETS, INC. (3)
  Eagan, MN                             Sep. 2020     Sep. 2040

WADDINGTON NORTH AMERICA, INC. (3)
  City of Industry, CA; Florence, KY;   Apr. 2021     Apr. 2041
  Chemsford, MA; Lancaster, TX

NEXPAK CORPORATION (3)
  Duluth, GA                            Mar. 2021     Mar. 2041
  Helmond, The Netherlands              Jun. 2021     Jun. 2041

                               Total:

MAYO FOUNDATION (7)
  Rochester, MN                         Jun. 2016     Jun. 2026

CHECKFREE HOLDINGS, INC. (3)
  Norcross, GA

                                        Dec. 2015     Dec. 2030

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                                           RENT PER     SHARE OF
       LEASE OBLIGOR/                      OWNERSHIP                        SQUARE   CURRENT ANNUAL   INCREASE
          LOCATION                        INTEREST(1)      SQUARE FOOTAGE    FOOT       RENTS(2)        FACTOR
-------------------------------------  ------------------  --------------  --------  --------------  -----------
TORRANCE, CA
  Best Buy Co., Inc.                         100%              102,470      19.00       1,946,930      Stated
  Big O Development, Inc.                    100%                4,500      22.80         102,600       CPI
                                                               -------                  ---------
                               Total:                          106,970                  2,049,530

STELLEX TECHNOLOGIES, INC. (3)
  Valencia, CA; North Amityville, NY         100%              281,889       7.27       2,048,234       CPI

MCLANE COMPANY FOODSERVICE, INC. (3)
  Shawnee, KS; Burlington, NJ;         60% interest in
  Manassas, VA                           two limited
                                          liability            529,428       6.44       2,044,635       CPI
                                       companies owning
                                     land and buildings(8)

SPECIAL DEVICES, INC.(3)
  Mesa, AZ; Moorpark, CA                    50% as             249,276      16.36       2,038,513       CPI
                                       tenants-in-common(8)

INSTITUTIONAL JOBBERS COMPANY (3)
  Valdosta, GA; Johnson City, TN             100%              411,417       4.84       1,990,713      Stated

CAREER EDUCATION CORPORATION (3)
  Upper Saucon Township, PA                  100%               97,285      20.22       1,966,752       CPI

BUILDERS FIRSTSOURCE, INC. (3)
  Harrisburg, NC                             100%              174,000       6.16       1,071,128       CPI
  Norcross, GA; Cincinnati, OH;        60% interest in a
  Elkwood, VA                         limited partnership
                                       owning land and         389,261       3.70         863,789       CPI
                                         buildings(8)          -------                  ---------
                               Total:                          563,261                  1,934,917

RAVE REVIEWS CINEMAS, L.L.C.
  Pensacola, FL                              100%               72,156      15.04       1,085,164       CPI
  Port St. Lucie, FL                         100%               53,104      13.89         737,839       CPI
                                                               -------                  ---------
                               Total:                          125,260                  1,823,003

GIBSON GUITAR CORP. (3)
  Elgin, IL ;Bozeman, MT;              82.5% interest in
  Nashville, TN (2)                      two limited
                                         partnerships          336,721       6.44       1,790,239       CPI
                                       owning land and
                                         buildings(9)

PW EAGLE, INC. (3)
  Perris, CA; Eugene, OR; West               100%            1,079,424       1.59       1,719,170       CPI
  Jordan, UT; Tacoma, WA

AMERICAN TIRE DISTRIBUTORS, INC. (3)
  Charlotte, NC; Lincolnton, NC;             100%              465,588       3.68       1,715,085       CPI
  Mauldin, SC

NEW CREATIVE ENTERPRISES, INC. (3)
  Milford, OH                                100%              437,000       3.73       1,629,114       CPI

CONSOLIDATED THEATERS HOLDING, G.P. (3)
  Midlothian, VA                             100%               80,730      19.21       1,550,489      Stated

PRODUCTION RESOURCE GROUP LLC (3)
  Las Vegas, NV                              100%              127,496       7.68         979,034       CPI
  Burbank and Los Angeles, CA                100%               49,374       8.80         434,305       CPI
                                                               -------                  ---------
                              Total:                           176,870                  1,413,339

COMPUCOM SYSTEMS, INC. (3)
  Dallas, TX                           33 1/3% interest
                                         in a limited
                                       liability company       255,378      16.54       1,408,043       CPI
                                       owning land and
                                         building(8)

       LEASE OBLIGOR/
        LOCATION                         LEASE TERM   MAXIMUM TERM
-------------------------------------    -----------  ------------
TORRANCE, CA
  Best Buy Co., Inc.                      Jan. 2005     Jan. 2010
  Big O Development, Inc.                 Jun. 2012     Jun. 2022

                               Total:

STELLEX TECHNOLOGIES, INC. (3)
  Valencia, CA; North Amityville, NY      Feb. 2020     Feb. 2040

MCLANE COMPANY FOODSERVICE, INC. (3)
  Shawnee, KS; Burlington, NJ;
  Manassas, VA
                                          Nov. 2015      Nov. 2025

SPECIAL DEVICES, INC. (3)
  Mesa, AZ; Moorpark, CA                  Jun. 2021     Jun. 2041

INSTITUTIONAL JOBBERS COMPANY  (3)
  Valdosta, GA; Johnson City, TN          Dec. 2019     Dec. 2028

CAREER EDUCATION CORPORATION (3)
  Upper Saucon Township, PA               Jun. 2023     Jun. 2043

BUILDERS FIRSTSOURCE, INC. (3)
  Harrisburg, NC                          Jun. 2020     Jun. 2030
  Norcross, GA; Cincinnati, OH;
  Elkwood, VA

                                          Jan. 2017     Jan. 2037

                               Total:

RAVE REVIEWS CINEMAS, L.L.C.
  Pensacola, FL                           Oct. 2023     Oct. 2032
  Port St. Lucie, FL                      Jun. 2021     Jun. 2041

                               Total:

GIBSON GUITAR CORP. (3)
  Elgin, IL ;Bozeman, MT;
  Nashville, TN (2)
                                          Mar. 2021     Mar. 2041

PW EAGLE, INC. (3)
  Perris, CA; Eugene, OR; West            Feb. 2022     Feb. 2042
  Jordan, UT; Tacoma, WA

AMERICAN TIRE DISTRIBUTORS, INC. (3)
  Charlotte, NC; Lincolnton, NC;          Mar. 2022     Mar. 2042
  Mauldin, SC

NEW CREATIVE ENTERPRISES, INC. (3)
  Milford, OH                             Sep. 2021     Sep. 2046

CONSOLIDATED THEATERS HOLDING, G.P. (3)
  Midlothian, VA                          Aug. 2020     Aug. 2030

PRODUCTION RESOURCE GROUP LLC (3)
  Las Vegas, NV                           Mar. 2014     Mar. 2024
  Burbank and Los Angeles, CA             Oct. 2014     Oct. 2024

                              Total:

COMPUCOM SYSTEMS, INC. (3)
  Dallas, TX

                                          Mar. 2019     Mar. 2029

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                                             RENT PER     SHARE OF
       LEASE OBLIGOR/                        OWNERSHIP                        SQUARE   CURRENT ANNUAL   INCREASE
          LOCATION                          INTEREST(1)      SQUARE FOOTAGE     FOOT      RENTS(2)        FACTOR
-------------------------------------    ------------------  --------------  --------  --------------  -----------

24 HOUR FITNESS (3)
  Salt Lake City, UT                           100%               36,851      16.80         618,949       CPI
  St. Charles, MO                              100%               38,432      19.46         747,790       CPI
                                                                  ------                  ---------
                               Total:                             75,283                  1,366,739

UTI HOLDINGS, INC. AND
NASCARTECHNICAL INSTITUTE, INC. (3)
  Mooresville, NC                              100%              144,995       9.15       1,326,533       CPI

METAGENICS, INC.
  San Clemente, CA                             100%               88,070      14.96       1,317,477      Stated

BARJAN PRODUCTS L.L.C. (3)
  Rock Island, IL                              100%              241,950       5.44       1,316,906      Stated

THE BON-TON DEPARTMENT STORES,INC.(3)
  York, PA (2)                                 100%              301,337       4.35       1,309,526       CPI

TEXTRON, INC. (3)
  Gilbert, AZ                            50% interest in a
                                         limited liability
                                          company owning         243,370      10.19       1,239,739       CPI
                                        land and building(8)

BLP GROUP PLC (3)
  Doncaster, South Yorkshire, United           100%              225,998       5.40       1,221,014(4)   Stated
  Kingdom

LINCOLN TECHNICAL INSTITUTE, INC. (3)
  Union, NJ; Allentown and                     100%              158,202       7.72       1,220,917       CPI
  Philadelphia, PA; Grand Prairie, TX

MERIDIAN AUTOMOTIVE SYSTEMS, INC. (3)
  Salisbury, NC                                100%              333,830       3.62       1,207,160      Stated

TOWNE HOLDINGS, INC. (3)
  Elk Grove Village, IL                        100%               46,672      19.67         918,225       CPI

INTERNATIONAL GARDEN PRODUCTS, INC. (3)
  Lakewood, NJ                                 100%              218,201       4.15         905,674       CPI

LENNAR CORPORATION (3)
  Houston, TX                                  100%               52,144      14.04         731,854       CPI

L-3 COMMUNICATIONS (BRASHEAR LP) (3)
  Pittsburgh, PA                               100%              146,103       4.79         699,200       CPI

TRANSCORE HOLDINGS INC. (AMTECH) (3)
  Albuquerque, NM                              100%               74,747       8.69         649,881      Stated

EARLE M. JORGENSEN COMPANY (3)
  Kansas City, MO                              100%              120,855       5.19         627,059      Stated

MOONLIGHT MOLDS (3)
  Gardena, CA                                  100%               88,793       6.38         566,470      Stated

LINDON, UT
  Wasatch Summit LLC                           100%               20,100      12.36         248,436      Stated
  Wavetronix LLC                               100%               24,110      12.50         301,380      Stated
  Vacant                                       100%               39,190                          -
                                                                 -------                  ---------
                               Total:                             83,400                    549,816

VAN EERDEN - THE RETAIL DISTRIBUTION GROUP
                                         60% interest in a
                                         limited liability
  Grand Rapids, MI                         company owning
                                        land and buildings(8)    179,461       5.03         541,578      Stated

       LEASE OBLIGOR/
        LOCATION                       LEASE TERM   MAXIMUM TERM
-------------------------------------  -----------  ------------
24 HOUR FITNESS (3)
  Salt Lake City, UT                    May 2020      May 2035
  St. Charles, MO                       Dec. 2020     Dec. 2035

                               Total:

UTI HOLDINGS, INC. AND
NASCARTECHNICAL INSTITUTE, INC. (3)
  Mooresville, NC                       Sep. 2022     Sep. 2043

METAGENICS, INC.
  San Clemente, CA                      Aug. 2011     Aug. 2021

BARJAN PRODUCTS L.L.C. (3)
  Rock Island, IL                       Oct. 2016     Oct. 2026

THE BON-TON DEPARTMENT STORES, INC. (3)
  York, PA (2)                          Dec. 2020     Dec. 2046

TEXTRON, INC. (3)
  Gilbert, AZ

                                        Jan. 2019     Jan. 2039

BLP GROUP PLC (3)
  Doncaster, South Yorkshire, United    Jan. 2031     Jan. 2031
  Kingdom

LINCOLN TECHNICAL INSTITUTE, INC. (3)
  Union, NJ; Allentown and              Dec. 2016     Dec. 2016
  Philadelphia, PA; Grand Prairie, TX

MERIDIAN AUTOMOTIVE SYSTEMS, INC. (3)
  Salisbury, NC                         Sep. 2021     Sep. 2041

TOWNE HOLDINGS, INC. (3)
  Elk Grove Village, IL                 Oct. 2020     Oct. 2040

INTERNATIONAL GARDEN PRODUCTS, INC. (3)
  Lakewood, NJ                          Dec. 2021     Dec. 2031

LENNAR CORPORATION (3)
  Houston, TX                           Oct. 2015     Oct. 2035

L-3 COMMUNICATIONS (BRASHEAR LP) (3)
  Pittsburgh, PA                        Mar. 2014     Mar. 2024

TRANSCORE HOLDINGS INC. (AMTECH) (3)
  Albuquerque, NM                       Sep. 2015     Sep. 2030

EARLE M. JORGENSEN COMPANY (3)
  Kansas City, MO                       Mar. 2020     Mar. 2035

MOONLIGHT MOLDS (3)
  Gardena, CA                           Nov. 2009      Nov 2019

LINDON, UT
  Wasatch Summit LLC                    Mar. 2008     Mar. 2013
  Wavetronix LLC                        Nov. 2009     Nov. 2009
  Vacant

                               Total:

VAN EERDEN - THE RETAIL DISTRIBUTION GROUP

  Grand Rapids, MI                      Aug. 2009     Aug. 2013

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                                                           RENT PER     SHARE OF
       LEASE OBLIGOR/                      OWNERSHIP                        SQUARE   CURRENT ANNUAL   INCREASE
          LOCATION                        INTEREST(1)      SQUARE FOOTAGE     FOOT      RENTS(2)       FACTOR
-------------------------------------  ------------------  --------------  --------  --------------  -----------
MCCOY, INC. (3)
  Houston, TX                          90% interest in a
                                           limited
                                         partnership           140,000       4.26         536,760      Stated
                                       owning land and
                                         building(9)

WEST UNION CORPORATION (3)
  Tempe, AZ                                  100%              116,922       4.55         532,350      Stated

NEWPARK RESOURCES, INC.
  Lafayette, LA                              100%               34,425      11.52         394,495       CPI

NASHVILLE, TN (3)                    82.5% interest in a
  Various Tenants                          limited              16,973      13.56         230,095      Stated
  Vacant                                 partnership
                                       owning land and          12,783       0.00               -
                                         building(9)           -------                    -------
                               Total:                           29,756                    230,095

DALEVILLE, IN
  Clarke-Detroit Diesel-Allison              100%                7,020       4.50          31,590      Stated
  Vacant                                                        88,000
                                                               -------
                               Total:                           95,020


       LEASE OBLIGOR/
        LOCATION                       LEASE TERM   MAXIMUM TERM
-------------------------------------  -----------  ------------
MCCOY, INC. (3)
  Houston, TX

                                        Sep. 2007     Sep. 2007

WEST UNION CORPORATION (3)
  Tempe, AZ                             Jan. 2015     Jan. 2035

NEWPARK RESOURCES, INC.
  Lafayette, LA                         Nov. 2017     Nov. 2027

NASHVILLE, TN (3)
  Various Tenants                       Sep. 2004     Sep. 2004
  Vacant                                 through       through
                               Total:   Nov. 2008     Nov. 2008

DALEVILLE, IN
  Clarke-Detroit Diesel-Allison         Aug. 2006     Aug. 2006
  Vacant

                               Total:

1. Percentage of ownership in land and building, except as noted. Fee simple ownership interest unless otherwise noted.

2. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

3.    These properties are encumbered by mortgage notes payable.

4.    Based on exchange rates at December 31, 2004.

5. INSEE construction index, an index published quarterly by the French Government.

6. Increase Factor is applicable to the Renewal terms, not the Initial term.

7.    Tenant name change due to merger, acquisition or assignment.

8.    Remaining interest in this property is owned by an affiliate(s).

9. Remaining interest in this property is owned by a non-affiliated third party.

ITEM 3. LEGAL PROCEEDINGS.

As of the date hereof, we are not a party to any material pending legal proceedings.

In March 2004, following a broker-dealer examination of Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

The staff alleged that in connection with a public offering of shares of CPA(R):
15, Carey Financial and its retail distributors sold certain securities without an effective registration statement and failed to make certain disclosures. In the event the SEC pursues these allegations, or if affected CPA(R): 15 investors bring a similar private action, CPA(R): 15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by CPA(R): 15, Carey Financial would be required to return to CPA(R):
15 the commissions paid by CPA(R): 15 on purchases actually rescinded. Further, as part of any action against WPC, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The potential effect such a rescission offer or SEC action may ultimately have on the operations of WPC, Carey Financial or the REITs managed by WPC, including us cannot be predicted at this time.

In June 2004, the Division of Enforcement of the SEC ("Enforcement Staff") commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA(R): 15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff's inquiries broadened to include broker-dealer compensation arrangements in connection with CPA(R): 15 and other REITs managed by WPC, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of REITs managed by WPC or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

In response to the Enforcement Staff's subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated, CIP(R), CPA(R): 12, us and CPA(R): 15), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs, including us. WPC is continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

WPC, Carey Financial and the REITs, including us, are cooperating fully with this investigation and are in the process of providing information to the Enforcement Staff in response to the subpoenas and requests. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action against either WPC or Carey Financial in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on WPC and the REITs managed by WPC, including us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information with respect to our common equity is hereby incorporated by reference to page 34 of our Annual Report contained in Appendix A.

ITEM 6. SELECTED FINANCIAL DATA.

Selected Financial Data are hereby incorporated by reference to page 2 of our Annual Report contained in Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis are hereby incorporated by reference to pages 3 to 13 of our Annual Report contained in Appendix A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
(In thousands)

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate and foreign currency exchange rate risks.

INTEREST RATE RISK

The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.

Our marketable securities consist of our ownership interests in Carey Commercial Mortgage Trust ("CCMT") and auction-rate securities. The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of December 31, 2004, our marketable securities had a fair value of $13,904.

Approximately $675,360 of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2004 ranged from 5.15% to 8.85%. The interest rate on the variable rate debt as of December 31, 2004 ranged from 3.55% to 6.27%.

                       2005        2006        2007        2008        2009      Thereafter      Total     Fair Value
                     --------    --------    --------    --------    --------    ----------    --------    ----------
Fixed rate debt      $ 11,915    $ 12,915    $ 13,892    $ 20,086    $ 63,116    $  553,436    $675,360    $  690,336
Weighted average
   interest rate         7.11%       7.11%       7.12%       7.28%       7.97%         7.37%
Variable rate debt   $    270    $    252    $    260    $    267    $    278    $   26,684    $ 28,011    $   28,011

Annual interest expense from variable rate debt would increase or decrease by approximately $280 for each change of 1% in annual interest rates. We have an interest rate swap agreement on a variable rate obligation with a balance at December 31, 2004 of $8,873 which is therefore not affected by changes in interest rates. A change in interest rates of 1% would impact the fair value of our fixed rate debt at December 31, 2004 by approximately $36,131.

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in the United Kingdom, Finland, France and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the Great Britain Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore we

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. The foreign operations were not significant to our consolidated financial position, results of operations or cash flows during the three-year period ended December 31, 2004. Realized and unrealized foreign currency translation gains of $1,357 and $90, respectively, for the year ended December 31, 2004 are included in the accompanying consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.

To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from our foreign operations are as follows:

                                 2005       2006       2007       2008       2009     Thereafter    Total
                               --------   --------   --------   --------   --------   ----------   --------
Rental income (1)              $ 19,800   $ 19,800   $ 19,800   $ 19,800   $ 19,800   $   87,052   $186,052
Interest income from direct
    financing leases (1)          1,221      1,221      1,334      1,334      1,334       40,637     47,081

Scheduled principal payments for the mortgage notes payable during each of the next five years and thereafter are as follows:

                           2005       2006       2007       2008       2009     Thereafter     Total
                         --------   --------   --------   --------   --------   ----------    --------
Fixed rate debt (1)      $  4,787   $  5,214   $  5,571   $  5,940   $ 11,897   $  113,929    $147,338
Variable rate debt (1)         95        102        110        118        128        6,460      7,013

(1) Based on December 31, 2004 exchange rate. Contractual rents and mortgage notes are denominated in the functional currency of the country of each property.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 15 to 33 of our Annual Report contained in Appendix A:

(i)   Report of Independent Registered Public Accounting Firm.

(ii)  Consolidated Balance Sheets at December 31, 2004 and 2003.

(iii) Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002.

(iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 2002, 2003, and 2004.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

(vi)  Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our co-chief executive officers and chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2004.

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to our management, including our chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, our chief executive officers and chief financial officer have concluded that our disclosure controls (as defined in Rule 13a-14(c) under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of this
Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2004 and 2003.

Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2002, 2003, and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

The Consolidated Financial Statements are hereby incorporated by reference to pages 15 to 33 of our Annual Report contained in Appendix A.

(a) 2. Financial Statement Schedule:

The following schedule is filed as a part of this Report:

Report of Independent Registered Public Accounting Firm.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2004.

Schedule III of Registrant is contained on pages 30 to 37 of this Form 10-K.

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

Exhibit No.                          Description                                               Method of Filing
     3.1       Articles of Amendment                                                 Exhibit 3.1 to Registration Statement
                                                                                     (Form S-11) No. 333-76761

    3.1(2)     Articles of Incorporation of Registrant                               Exhibit 3.1 to Registration Statement
                                                                                     (Form S-11) No. 333-31437

     3.2       Form of Bylaws of Registrant                                          Exhibit 3.2 to Registration Statement
                                                                                     (Form S-11) No. 333-31437

     4.1       Dividend Reinvestment and Share Purchase Plan                         Exhibit 4.1 to Registrant's Form S-3D
                                                                                     dated July 22, 2002

     10.1      Amended and Restated Advisory Agreement                               Exhibit 10.5 to Registrant's Form 8-K
                                                                                     dated February 22, 2005

     10.2      Lease Agreement dated July 27, 1998 by and between Best               Exhibit 10.1 to Registrant's Form 8-K
               (CA) QRS 14-4, as Landlord, and Best Buy Co. Inc., as                 dated February 2, 1999
               Tenants.

   10.2(5)     Lease Agreement dated February 3, 1998 by and between ESI             Exhibit  10.2 to Registrant's Form 8-K
               (CA) QRS 12-6 INC., as Landlord and Etec Systems, Inc.                dated February 2, 1999
               as  Tenants.

   10.3(5)     Lease Agreement date July 29, 1998 by and between META                Exhibit 10.3 to Registrant's Form 8-K
               (CA) QRS 14-16, as Landlord, and Metagenics Incorporated,             dated February 2, 1999
               as Tenants.

   10.4(5)     Lease Agreement dated July 30, 1998 by and between TRUCK              Exhibit 10.4 to Registrant's Form 8-K
               (IN) QRS 14-3, INC., as Landlord, and Burlington Motor                dated February 2, 1999
               Carrier as Tenant.

   10.5(5)     Lease Agreement dated November 24, 1998 by and between                Exhibit 10.5 to Registrant's Form 8-K
               BAC (MO) QRS 14-10, Inc., as Landlord, and The Benjamin               dated February 2, 1999
               Ansehl Co., as Tenants

     10.7      Lease Agreement dated December 22, 1998 by and between                Exhibit 10.6 to Registrant's Form 8-K
               Conductor (CA) QRS 14-11, Inc., as Landlord, and Advance              dated February 2, 1999
               Micro Devices, Inc., as Tenants.

   10.7(5)     Lease Agreement dated December 28, 1998 by and between                Exhibit 10.7 to Registrant's Form 8-K,
               CBS (PA) QRS 14-12, Inc. as Landlord, and Contraves                   dated February 2, 1999
               Brashear Systems L. P., as Tenants

   10.28(4)    Form of Sales Agency Agreement.                                       Exhibit 10.28 to Registration Statement
                                                                                     (Form S-11) No. 333-76761

   10.29(4)    Form of Selected Dealer Agreement.                                    Exhibit 10.29 to Registration Statement
                                                                                     (Form S-11) No. 333-76761

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

   10.31(4)    Form of Wholesaling Agreement.                                        Exhibit 10.31 to Registration Statement
                                                                                     (Form S-11) No. 333-76761

   10.32(4)    Form of Escrow Agreement.                                             Exhibit 10.32 to Registration Statement
                                                                                     (Form S-11) No. 333-76761

     21.1      Subsidiaries of Registrant as of March 11, 2005                       Filed herewith

     23.1      Consent of PricewaterhouseCoopers LLP                                 Filed herewith

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

                                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED a Maryland corporation

      3/15/05                     BY: /s/ John J. Park
--------------------                  ------------------------------------------
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

                                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

      3/15/05                     BY: /s/ William Polk Carey
--------------------                  ------------------------------------------
     Date                             William Polk Carey
                                      Chairman of the Board, Co-Chief
                                      Executive Officer and Director
                                      (Co-Principal Executive Officer)

      3/15/05                     BY: /s/ Gordon F. DuGan
--------------------                  ------------------------------------------
     Date                             Gordon F. DuGan
                                      Vice Chairman of the Board, Co-Chief
                                      Executive Officer, Director,
                                      Senior Managing Director and Chief
                                      Acquisitions Officer
                                      (Co-Principal Executive Officer)

      3/15/05                     BY: /s/ Charles E. Parente
--------------------                  ------------------------------------------
     Date                             Charles E. Parente
                                      Director

      3/15/05                     BY: /s/ Warren G. Wintrub
--------------------                  ------------------------------------------
     Date                             Warren G. Wintrub
                                      Director

      3/15/05                     BY: /s/ John J. Park
--------------------                  ------------------------------------------
     Date                             John J. Park
                                      Managing Director and Chief
                                      Financial Officer
                                      (Principal Financial Officer)

      3/15/05                     BY: /s/ Claude Fernandez
--------------------                  ------------------------------------------
     Date                             Claude Fernandez
                                      Managing Director and Chief
                                      Accounting Officer
                                      (Principal Accounting Officer)

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2005 appearing in the 2004 Annual Report to Shareholders of Corporate Property Associates 14 Incorporated (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                             Costs            Increase
                                                           Initial Cost to Company       Capitalized       (Decrease) in
                                                        -----------------------------    Subsequent to     Net Investment
         Description              Encumbrances             Land             Buildings    Acquisition (a)         (b)
         -----------              ------------             ----             ---------    ---------------         ---
Operating Method:
Partially occupied office and
  trucking facility in
  Daleville, Indiana                                    $ 2,100,000        $5,439,267                      $      (3,810,000)
Retail store leased to
  BestBuy Co., Inc. and Big
  O Development, Inc.                                    13,059,980         6,933,851    $        45,914
Research and development
  facility leased to
  Metagenics, Inc.                                        2,390,000                            8,957,798
Manufacturing facility
  leased to L-3
  Communications                    $ 3,818,511             620,000         6,186,283
Manufacturing and
  distribution facilities
  leased
  to Production Resource
  Group L.L.C                         7,177,336           3,860,000         8,263,455
Industrial/manufacturing
  facilities leased to
  Moonlight Molds                     2,849,655           2,340,000         3,942,723                             (2,900,000)
Distribution and warehouse
  facilities leased to
  McLane
  Company, Inc.                      20,738,649           3,604,000         8,613,172         21,321,241
Distribution and warehouse
 facility leased to The
  Retail
  Distribution Group, Inc.            5,764,183             740,000         3,042,828          7,638,183
Land leased to Consolidated
   Theaters Holding, G.P.             1,964,085           3,515,000
Office and warehouse
  facility leased to
  Builders
  FirstSource, Inc.                  13,562,271           3,929,891        10,397,514          8,476,016

                                                                                                                      Life on which
                                                                                                                      Depreciation
                                                 Gross Amount at which Carried                                          in Latest
                                                      at Close of Period                                               Statement of
                                                 ---------------------------    Accumulated                              Income
         Description                 Land         Buildings        Total        Depreciation (d)     Date Acquired     is Computed
         -----------                 ----         ---------        -----        ----------------     -------------     -----------
Operating Method:
Partially occupied office and
   trucking facility in
  Daleville, Indiana               $ 2,100,000    $1,629,267    $  3,729,267        $  603,797      June 29, 1998        40 yrs.
Retail store leased to
  BestBuy Co., Inc. and Big
   O Development, Inc.              13,059,980     6,979,765      20,039,745         1,126,393      July 28, 1998        40 yrs.
Research and development
   facility leased to
  Metagenics, Inc.                   2,390,000     8,957,798      11,347,798         1,171,212      July 29, 1998        40 yrs.
Manufacturing facility
  leased to L-3
  Communications                       620,000     6,186,283       6,806,283           934,387    December 28, 1998      40 yrs.
Manufacturing and
  distribution facilities
  leased
  to Production Resource                                                                          March 31, 1999 and
  Group L.L.C                        3,860,000     8,263,455      12,123,455         1,166,242      October 15, 1999     40 yrs.
Industrial/manufacturing
  facilities leased to
  Moonlight Molds                    2,340,000     1,042,723       3,382,723            27,154      July 19, 1999        40 yrs.
Distribution and warehouse
   facilities leased to
  McLane
  Company, Inc.                      3,604,000    29,934,413      33,538,413         3,633,417     August 18, 1999       40 yrs.
Distribution and warehouse
 facility leased to The
  Retail
  Distribution Group, Inc.             740,000    10,681,011      11,421,011         1,359,804     August 18, 1999       40 yrs.
Land leased to Consolidated
  Theaters Holding, G.P.             3,515,000                     3,515,000                      September 22, 1999        N/A
Office and warehouse
  facility leased to
  Builders                                                                                        June 29, 1999 and
  FirstSource, Inc.                  3,945,275    18,858,146      22,803,421         1,830,560    December 20, 2001      40 yrs.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                              Costs          Increase
                                                            Initial Cost to Company        Capitalized     (Decrease) in
                                                         -----------------------------    Subsequent to    Net Investment
         Description              Encumbrances              Land             Buildings   Acquisition (a)         (b)
         -----------              ------------              ----             ---------   ---------------         ---
Operating Method:
Office and research facility
  leased to Amerix
  Corporation                        13,663,803           2,622,500         20,232,580         3,113,719
Industrial and manufacturing
  facility leased to Atrium
  Companies, Inc.                    15,565,760           1,596,442         23,910,092           322,771
Retail and service facility
  leased to 24-Hour Fitness,
  Inc.                                6,895,133           2,920,000          8,659,950           743,654
Office and research facility
  leased to West Union
  Corporation                         3,231,884             940,000          4,557,382            12,498
Office and warehouse
  facility leased to Barjan
  Products, LLC                       6,995,488             500,000          9,944,545         1,887,506
Industrial and manufacturing
  facility leased to Stellex
  Technologies, Inc.                 10,573,561           2,932,000         16,397,988            17,904       (4,119,723)
Manufacturing and
  distribution facility
  leased to APW North America
  Inc.                               16,688,192           4,580,000         24,844,084            14,784
Distribution and warehouse
   facility leased to
  International Garden
  Products, Inc.                      6,515,118             710,000          4,531,037         3,438,798
Retail and services facility
  leased to Dick's Sporting
  Goods, Inc.                        18,921,329           7,330,000         22,305,554         4,177,399
Land leased to Caremark Rx,
  Inc.                                8,536,174          14,600,000
Industrial and manufacturing
  facility leased to
  Transcore Holdings, Inc.            3,383,493           1,490,000          4,635,655             7,176

                                                                                                                      Life on which
                                                                                                                       Depreciation
                                                Gross Amount at which Carried                                           in Latest
                                                     at Close of Period                                                Statement of
                                                ----------------------------     Accumulated                              Income
         Description                   Land         Buildings     Total        Depreciation (d)  Date Acquired         is Computed
         -----------                   ----         ---------     -----        ----------------  -------------         -----------
Operating Method:
Office and research facility
  leased to Amerix
  Corporation                        2,622,500    23,346,299      25,968,799        2,863,395     November 1, 1999        40 yrs.
Industrial and manufacturing
  facility leased to Atrium                                                                     November 18, 1999 and
  Companies, Inc.                    1,596,442    24,232,863      25,829,305        2,104,038       December 1, 2001       40 yrs.
Retail and service facility
  leased to 24-Hour Fitness,                                                                    December 29, 1999 and
  Inc.                               2,920,000     9,403,604      12,323,604        1,005,489      December 28, 2000       40 yrs.
Office and research facility
  leased to West Union
  Corporation                          940,000     4,569,880       5,509,880          547,434     January 12, 2000        40 yrs.
Office and warehouse
  facility leased to Barjan
  Products, LLC                        500,000    11,832,051      12,332,051        1,208,426     February 3, 2000        40 yrs.
Industrial and manufacturing
  facility leased to Stellex
  Technologies, Inc.                 1,482,000    13,746,169      15,228,169        1,675,314     February 29, 2000       40 yrs.
Manufacturing and
  distribution facility
  leased to APW North America
  Inc.                               4,580,000    24,858,868      29,438,868        2,874,307       May 30, 2000          40 yrs.
Distribution and warehouse
  facility leased to
  International Garden
  Products, Inc.                       710,000     7,969,835       8,679,835          820,370       June 29, 2000         40 yrs.
Retail and services facility
  leased to Dick's Sporting
  Goods, Inc.                        7,830,000    25,982,953      33,812,953        2,893,211       June 29, 2000         40 yrs.
Land leased to Caremark Rx,
  Inc.                              14,600,000                    14,600,000                     September 21, 2000         N/A
Industrial and manufacturing
  facility leased to
  Transcore
  Holdings, Inc.                     1,490,000     4,642,831       6,132,831          498,137    September 25, 2000      40 yrs.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                        Costs            Increase
                                                       Initial Cost to Company       Capitalized       (Decrease) in
                                                      -------------------------      Subsequent to     Net Investment
         Description              Encumbrances           Land         Buildings      Acquisition (a)         (b)
         -----------              ------------           ----         ---------      ---------------         ---
Operating Method:
Office and research facility
  leased to Lennar
  Corporation                         4,824,658         570,000        6,759,843
Office and research facility
  leased to Buffets, Inc.            11,097,559       4,225,000       15,518,481             1,420
Distribution and warehouse
  facility leased to Earle
  M.Jorgensen Company                 3,684,492         570,000        5,869,790            39,219
Distribution and warehouse
  facility leased to
  Institutional Jobbers
  Company                            12,668,688         650,000       16,889,267           409,990
Land leased to Towne
   Holdings, Inc.                     2,296,743       4,100,000
Office facility leased to
  Newpark Resources, Inc.             2,446,017         660,000        3,004,921
Office and research facility
  leased to Federal Express
  Corporation                        43,182,038       3,154,425       70,645,575            12,000
Retail, service, distribution
  and warehouse facility
  leased to The Bon-Ton
  Stores, Inc.                        7,224,881       1,974,000       10,067,885             2,900
Distribution and warehouse
  facility leased to McCoy,
  Inc.                                3,965,703       1,025,000        4,530,120             9,419
Industrial and manufacturing
  facility leased to
  Metaldyne
  Company LLC                        16,195,975       4,140,000       23,822,057         1,404,883
Service facility leased to
  the Mayo Foundation                11,927,354       3,348,824        9,275,468         8,941,752
Industrial and manufacturing
  facilities leased to Gerber
  Scientific, Inc.                   12,183,718       1,555,400       18,822,872           250,000

                                                                                                                      Life on which
                                                                                                                      Depreciation
                                                Gross Amount at which Carried                                           in Latest
                                                     at Close of Period                                                Statement of
                                                -----------------------------   Accumulated                               Income
         Description                    Land       Buildings       Total       Depreciation (d)    Date Acquired       is Computed
         -----------                    ----       ---------       -----       ----------------    -------------       -----------
Operating Method:
Office and research facility
  leased to Lennar
  Corporation                          570,000    6,759,843       7,329,843           725,275    September 26, 2000      40 yrs.
Office and research facility
  leased to Buffets, Inc.            4,225,000   15,519,901      19,744,901         1,665,138    September 28, 2000      40 yrs.
Distribution and warehouse
  facility leased to Earle M.
  Jorgensen Company                    570,000    5,909,009       6,479,009           633,857    September 29, 2000      40 yrs.
Distribution and warehouse
  facility leased to
  Institutional Jobbers
  Company                              650,000   17,299,257      17,949,257         1,820,418      October 6, 2000       40 yrs.
Land leased to Towne
  Holdings, Inc.                     4,100,000                    4,100,000                       October 30, 2000         N/A
Office facility leased to
  Newpark Resources, Inc.              660,000    3,004,921       3,664,921           303,622     December 1, 2000       40 yrs.
Office and research facility
  leased to Federal Express
  Corporation                        3,154,425   70,657,575      73,812,000        13,077,214     December 6, 2000     7 - 40 yrs.
Retail, service, distribution
  and warehouse facility
  leased to The Bon-Ton
  Stores, Inc.                       1,974,000   10,070,785      12,044,785         1,017,708     December 27, 2000      40 yrs.
Distribution and warehouse
  facility leased to McCoy,
  Inc.                               1,025,000    4,539,539       5,564,539           458,722     December 27, 2000      40 yrs.
Industrial and manufacturing
  facility leased to Metaldyne                                                                    June 29, 2000 and
  Company LLC                        4,140,000   25,226,940      29,366,940         2,206,313      August 16, 2001       40 yrs.
Service facility leased to
  the Mayo Foundation                3,348,824   18,217,220      21,566,044         1,642,918      August 14, 2000       40 yrs.
Industrial and manufacturing
  facilities leased to Gerber
  Scientific, Inc.                   1,555,400   19,072,872      20,628,272         1,638,071       July 30, 2001          N/A

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                             Costs            Increase
                                                            Initial Cost to Company       Capitalized       (Decrease) in
                                                         -----------------------------   Subsequent to     Net Investment
         Description               Encumbrances             Land             Buildings   Acquisition (a)         (b)
         -----------               ------------             ----             ---------   ---------------         ---
Operating Method:
Industrial and manufacturing
  facility leased to
  Meridian Automotive
  Systems, Inc.                       7,071,784           1,370,000          2,671,897         6,298,329
Industrial and manufacturing
  facility leased to
  Waddington North
  America, Inc.                      10,629,165           4,398,000         13,418,144         3,745,441
Industrial and manufacturing
  facility leased to New
  Creative Enterprises, Inc.          9,712,151           2,000,000         12,869,110
Retail and service
  facilities leased to
  Lincoln Technical
  Institute, Inc.                     6,027,802           2,486,384          7,601,852
Manufacturing and
  distribution facility
  leased to Gibson Guitar,
  Inc.                               11,636,897           3,900,000         17,937,226            13,947            (293,545)
Office and Research facility
  leased to Nortel Networks
  Limited                            29,207,164           3,400,000         45,053,608
Industrial and manufacturing
  facility leased to Perkin
  Elmer, Inc. - Finland              25,222,719             801,195         23,389,834            81,315          12,557,367
Retail and service
  facilities leased to
  Petsmart, Inc.                     42,046,712          17,100,000         54,742,917
Distribution and warehouse
  facility leased to Nexpak
  Corporation                         7,586,949           2,167,000         11,445,566             5,231
Distribution and warehouse
  facility leased to Nexpak
  Corporation - Netherlands           6,706,146           2,230,224          3,360,091                             2,872,546
Multiplex motion picture
  theater leased to Rave
  Review Cinemas, LLC                                     3,200,000          3,066,397         6,799,722          (4,112,076)

                                                                                                                      Life on which
                                                                                                                       Depreciation
                                                Gross Amount at which Carried                                           in Latest
                                                     at Close of Period                                                Statement of
                                                -----------------------------     Accumulated                             Income
         Description                   Land        Buildings        Total       Depreciation (d)   Date Acquired       is Computed
         -----------                   ----        ---------        -----       ----------------   -------------       -----------
Operating Method:
Industrial and manufacturing
  facility leased to
  Meridian Automotive
  Systems, Inc.                      1,370,000     8,970,226      10,340,226           682,030    November 16, 2000      40 yrs.
Industrial and manufacturing
  facility leased to
  Waddington North America,
  Inc.                               4,643,000    16,918,585      21,561,585         1,380,027     April 30, 2001      7 - 40 yrs.
Industrial and manufacturing
  facility leased to New
  Creative Enterprises, Inc.         2,000,000    12,869,110      14,869,110         1,059,021    September 6, 2001      40 yrs.
Retail and service
  facilities leased to
  Lincoln Technical
  Institute, Inc.                    2,486,384     7,601,852      10,088,236           578,488    December 28, 2001      40 yrs.
Manufacturing and
  distribution facility
  leased to Gibson Guitar,
  Inc.                               3,900,000    17,657,628      21,557,628         1,689,599     March 19, 2001        40 yrs.
Office and Research facility
  leased to Nortel Networks
  Limited                            3,400,000    45,053,608      48,453,608         3,425,951    December 19, 2001      40 yrs.
Industrial and manufacturing
  facility leased to Perkin
  Elmer, Inc. - Finland              1,235,038    35,594,673      36,829,711         2,721,351    December 28, 2001      40 yrs.
Retail and service
  facilities leased to
  Petsmart, Inc.                    17,100,000    54,742,917      71,842,917         4,277,237    November 28, 2001      40 yrs.
Distribution and warehouse
  facility leased to Nexpak
  Corporation                        2,167,000    11,450,797      13,617,797         1,085,342     March 28, 2001        40 yrs.
Distribution and warehouse
  facility leased to Nexpak
  Corporation - Netherlands          3,434,864     5,027,997       8,462,861           451,483      June 29, 2001        40 yrs.
Multiplex motion picture
  theater leased to Rave
  Review Cinemas, LLC                3,685,000     5,269,043       8,954,043           463,865    December 7, 2000       40 yrs.

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                            Costs              Increase
                                                           Initial Cost to Company        Capitalized       (Decrease) in
                                                         ---------------------------     Subsequent to     Net Investment
         Description               Encumbrances           Land             Buildings     Acquisition (a)         (b)
         -----------               ------------           ----             ---------     ---------------         ---
Operating Method:
Office building in Lindon,
  Utah partially leased to
  Wasatch Summit LLC and
  Wavetronix LLC                                          1,390,000          1,122,716         6,611,363
Warehouse, distribution,
  office, and industrial
  facilities leased to PW
  Eagle, Inc.                         8,012,297           6,050,000          8,198,138
Distribution and Warehouse
  facility leased to
  American
  Tire Distributors, Inc.             8,577,336           1,860,000         12,851,675
Warehouse and distribution
  facilities leased to
  Carrefour France, SAS             108,102,940          15,724,087         75,210,660         9,761,339          47,707,816
Warehouse, distribution, and
  office facility leased to
  Katun Corporation                  18,593,362           3,260,000         26,009,123
Industrial facility leased to
   Katun Corporation -
  Netherlands                         7,306,362           2,374,404          3,864,260                             2,257,499
Industrial facility leased to
  Tower Automotive, Inc.             19,439,880           4,390,000         30,336,328
Educational facility leased to
  Career Education Corp.             12,125,075           3,200,000         15,415,229         1,086,974
                                   ------------        ------------      -------------      ------------         -----------
                                   $636,547,192        $183,653,756      $ 746,609,010      $105,650,605         $50,159,884
                                   ============        ============      =============      ============         ===========

                                                                                                                      Life on which
                                                                                                                     Depreciation
                                                Gross Amount at which Carried                                          in Latest
                                                      at Close of Period                                               Statement of
                                                ----------------------------      Accumulated                           Income
         Description                   Land       Buildings       Total         Depreciation (d)    Date Acquired      is Computed
         -----------                   ----       ---------       -----         ----------------    -------------      -----------
Operating Method:
Office building in Lindon,
  Utah partially leased to
  Wasatch Summit LLC and
  Wavetronix LLC                     1,390,000     7,734,079       9,124,079           602,791    December 27, 2000      40 yrs.
Warehouse, distribution,
  office, and industrial
  facilities leased to PW
  Eagle, Inc.                        6,050,000     8,198,138      14,248,138           589,157    February 28, 2002      40 yrs.
Distribution and Warehouse
  facility leased to
  American
  Tire Distributors, Inc.            1,860,000    12,851,675      14,711,675           898,486      March 26, 2002       40 yrs.
Warehouse and distribution
  facilities leased to
  Carrefour France, SAS             25,392,072   123,011,830     148,403,902         8,168,346      March 26, 2002       40 yrs.
Warehouse, distribution, and
  office facility leased to
  Katun Corporation                  3,260,000    26,009,123      29,269,123         1,598,464      July 5, 2002         40 yrs.
Industrial facility leased to
   Katun Corporation -
  Netherlands                        3,274,560     5,221,603       8,496,163           322,089      July 5, 2002
Industrial facility leased to
  Tower Automotive, Inc.             4,390,000    30,336,328      34,726,328         2,054,022     August 10, 2002       40 yrs.
Educational facility leased to
  Career Education Corp.             3,200,000    16,502,203      19,702,203           632,000     August 10, 2002       40 yrs.
                                  ------------  ------------  --------------       -----------
                                  $195,655,764  $890,417,491  $1,086,073,255       $86,212,092
                                  ============  ============  ==============       ===========

                 CORPORATE PROPERTY ASSOCIATES 14, INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                       Costs         Increase
                                                       Initial Cost to Company       Capitalized   (Decrease) in
                                                       -------------------------    Subsequent to  Net Investments
           Description                Encumbrances       Land       Buildings        Acquisition        (b)
           -----------                ------------       ----       ---------        -----------        ---
Direct Financing Method:

Industrial/manufacturing
  facilities leased to Atrium
  Companies, Inc.                       10,809,424    $  459,608   $ 20,426,564                     $(3,191,407)

Multiplex theater facility leased
  to Consolidated Theaters
  Holding, G.P.                          6,909,363                   10,818,996      $  854,117         692,137

Office and research facility
  leased to Caremark Rx, Inc.           14,859,326                   25,414,917

Distribution and warehouse
  facility leased to Towne
  Holdings, Inc.                         2,339,413                    4,172,251           3,920

Multiplex motion picture theater
  leased to Rave Review Cinemas,
  LLC                                                                 4,112,076       2,541,782

Manufacturing and distribution
  facility leased to BLP Group plc       7,012,824                    8,383,364           7,099       3,414,129

Industrial and manufacturing
  facility leased to Collins and
  Aikman Corporation                    16,238,669     2,961,000     24,473,555          20,257

Office facility leased to UTI
  Holdings, Inc. and Nascar
  Technical Institute                    6,465,234     1,600,000      9,275,962         130,053        (227,349)
                                       -----------    ----------   ------------      ----------     -----------

                                       $64,634,253    $5,020,608   $107,077,685      $3,557,228     $   687,510
                                       ===========    ==========   ============      ==========     ===========

                                          Gross Amount
                                        at which Carried
                                           at Close of
                                             Period
           Description                       Total             Date Acquired
           -----------                       -----             -------------
Direct Financing Method:

Industrial/manufacturing
  facilities leased to Atrium
  Companies, Inc.                          $ 17,694,765      November 18, 1999

Multiplex theater facility leased
  to Consolidated Theaters
  Holding, G.P.                              12,365,250      September 22, 1999

Office and research facility
  leased to Caremark Rx, Inc.                25,414,917      September 21, 2000

Distribution and warehouse
  facility leased to Towne
  Holdings, Inc.                              4,176,171      October 30, 2000

Multiplex motion picture theater
  leased to Rave Review Cinemas,
  LLC                                         6,653,858      December 7, 2000

Manufacturing and distribution
  facility leased to BLP Group plc           11,804,592      January 9, 2001

Industrial and manufacturing
  facility leased to Collins and
  Aikman Corporation                         27,454,812      September 28, 2001

Office facility leased to UTI
  Holdings, Inc. and Nascar
  Technical Institute                        10,778,666      February 11, 2002
                                           ------------

                                           $116,343,031
                                           ============

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

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

(c) At December 31, 2004, the aggregate cost of real estate owned by CPA(R):14 and its subsidiaries for Federal income tax purposes is $944,168,050.

(d)

                                                                      Reconciliation of Real Estate Accounted for Under the
                                                                                         Operating Method
                                                                                          December 31,

                                                            --------------------------------------------------------------------
                                                                   2004                      2003                   2002
                                                            ------------------      -------------------      -------------------
Balance at beginning of year                                $    1,072,543,402       $    1,010,142,307      $       799,046,644
Additions                                                            2,034,685               19,988,102              189,179,533
Reclassification from real estate under construction                         -               14,723,082                  571,164
Reclassification to direct financing lease, net of
  reclassification from direct financing lease                               -                 (729,353)                       -
Reclassification to asset held for sale                             (4,119,723)                       -                        -
Foreign currency translation adjustment                             15,614,891               28,419,264               21,344,966
                                                            ------------------       ------------------      -------------------
Balance at close of year                                    $    1,086,073,255       $    1,072,543,402      $     1,010,142,307
                                                            ==================       ==================      ===================

                                                                           Reconciliation of Accumulated Depreciation
                                                                                           December 31,
                                                            --------------------------------------------------------------------
                                                                        2004                2003                     2002
                                                            ------------------       ------------------       ------------------
Balance at beginning of year                                $       62,105,338       $       38,682,696       $       17,728,004
Depreciation expense                                                23,425,574               22,728,601               20,631,843
Depreciation expense from discontinued operations                       64,583                   66,743                   66,743
Reclassification to direct financing lease                                   -                 (236,973)                       -
Reclassification to asset held for sale                               (323,213)                       -                        -
Foreign currency translation adjustment                                939,810                  864,271                  256,106
                                                            ------------------       ------------------       ------------------
Balance at close of year                                    $       86,212,092       $       62,105,338       $       38,682,696
                                                            ==================       ==================       ==================

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                               2004 ANNUAL REPORT

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

                                                     2004              2003              2002             2001          2000
                                                  ----------        ----------        ----------       ----------     ---------
OPERATING DATA:

     Revenues (1)                                 $  130,237        $  127,424        $  110,139       $   64,532     $  36,790

     Income from continuing operations (2)            38,755            33,641            29,575           18,041        21,304

     Basic earnings from continuing operations
       per share                                         .58               .51               .44              .35           .59

     Net income                                       38,940            33,820            30,266           18,377        21,577

     Basic earnings per share                            .58               .51               .45              .36           .60

     Cash dividends paid                              50,973            50,173            48,581           32,811        21,466

     Cash dividends declared per share                   .76               .76               .75              .71           .67

     Payment of mortgage principal (3)                11,046             9,234             6,543            2,557           628

BALANCE SHEET DATA:

     Total assets                                 $1,346,355        $1,345,747        $1,319,897       $1,097,238      $645,762

     Long-term obligations (4)                       707,610           710,346           678,401          471,942       224,015

(1) Prior year balances have been reclassified to conform to the current year presentation of excluding interest income from revenues.

(2)   Includes loss from sale of real estate in 2001.

(3)   Represents scheduled mortgage principal amortization paid.

(4) Represents mortgage obligations and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(In thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 14 Incorporated should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004. As used in this Annual Report on Form 10-K, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and our expectations. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or our objectives and plans will be achieved.

EXECUTIVE OVERVIEW

Nature of Business

We were formed in 1997 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In furtherance of that purpose, we acquire properties and lease them, primarily to single tenants. Between November 1997 and November 2001, we raised $657,943 in two "best efforts" public offerings of common stock. We used the proceeds from the public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. Substantially all of our leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. When possible, we also negotiate guarantees of the obligations from the parent company of the lessee. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index ("CPI") or equivalent foreign index, or in a stated amount, or, for certain retail properties, may provide for additional rents based on sales in excess of a specified base amount. In addition to investing directly, we may also acquire interests in real estate through joint ventures. These joint ventures are generally with affiliates.

As a real estate investment trust ("REIT"), we are not subject to federal income taxes on amounts distributed to shareholders provided we meet certain conditions including distributing at least 90% of our REIT taxable income to our shareholders. Our primary objectives are to:

      -     fund dividends to shareholders; and

      - protect our shareholders from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt.

We cannot guarantee that our objectives will be ultimately realized.

We are advised by W. P. Carey & Co. LLC ("WPC"), an affiliate, pursuant to an advisory agreement. Our advisory agreement is renewable annually as determined by independent directors who are elected by our shareholders. In connection with each renewal, WPC is required to provide the independent directors with a comparison of the fee structure with several similar companies. The advisory agreement also provides, commencing in 2003, that a third party portfolio valuation be performed annually. The portfolio valuation is used to determine the asset base for calculating asset management and performance fees that we pay to WPC. We also reimburse WPC for expenses, including overhead, incurred in connection with its services. Prior to 2003, the fees were calculated based on the historical cost of the purchased real estate assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

How We Earn Revenue

The primary source of our revenue is from leasing real estate. We acquire and own commercial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and sales of property.

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding dividends to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating its ability to fund dividends. Management's evaluation of our potential for generating cash flow is based on long-term assessments.

Our operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                      2004         2003        2002
                                                    ---------   ----------   --------
Per Statements of Income:
  Rental income                                     $ 113,228   $  108,282   $ 97,693
  Interest income from direct financing leases         13,430       13,010     11,798
  Adjustments:
  Share of lease revenues applicable to minority
      interest                                         (7,975)      (7,838)    (7,629)
  Share of lease revenues from equity investments      33,807       30,556     13,279
                                                    ---------   ----------   --------
                                                    $ 152,490   $  144,010   $115,141
                                                    =========   ==========   ========

In 2004, 2003 and 2002, we earned our share of net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct and indirect ownership of real estate from the following lease obligations:

                                            2004            %       2003            %       2002           %
                                          --------         ----   --------         -----  --------        ----
Carrefour France, SAS (a) (e)             $ 13,696          9%    $ 11,597          8%    $  6,671         6%
Starmark Camhood, L.L.C. (b) (c)             7,492          5        6,713          5            -         -
Nortel Networks Limited                      6,001          4        6,001          4        6,001         5
Petsmart, Inc. (d)                           5,812          4        5,812          4        6,228         5
Clear Channel Communications, Inc. (c)       5,660          4        5,660          4            -         -
True Value Company (c)                       5,065          3        5,056          4           11         -
Atrium Companies, Inc.                       4,574          3        4,457          3        4,451         4
Caremark Rx, Inc.                            4,300          3        4,300          3        4,300         4
Federal Express Corporation (d)              4,001          3        3,958          3        3,915         3
Tower Automotive, Inc. (f)                   3,895          3        3,895          3        2,813         2
Katun Corporation (e)                        3,815          3        3,739          3        1,746         2
Dick's Sporting Goods, Inc.                  3,811          3        3,811          3        3,811         3
Perkin Elmer, Inc. (e)                       3,394          2        2,985          2        2,494         2
Collins & Aikman Corporation                 3,373          2        3,296          2        3,249         3
Metaldyne Company LLC                        3,307          2        3,207          2        3,142         3
Advanced Micro Devices, Inc. (c)             3,259          2        3,259          2        3,259         3
Applied Materials, Inc. (c)                  3,249          2        3,097          2        3,099         3
APW North America Inc.                       2,954          2        2,857          2        2,761         2
Amerix Corp.                                 2,497          2        2,477          2        2,458         2
Mayo Foundation (g)                          2,421          2        2,421          2        2,421         2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

                                            2004           %        2003           %        2002          %
                                          --------       ----     --------        ---     --------      ----
Waddington North America, Inc.               2,280          2        2,038          1        1,811         2
Other (c) (d) (e) (h)                       57,634         35       53,374         36       50,500        44
                                          --------       ----     --------        ---     --------       ---
                                          $152,490        100%    $144,010        100%    $115,141       100%
                                          ========       ====     ========        ===     ========       ===

(a)   An expansion at a Carrefour France, SAS property was completed in July
      2003.

(b)   The Starmark interest was acquired in February 2003.

(c) Represents our proportionate share of lease revenues from its equity investments.

(d)   Net of minority interest of an affiliate.

(e) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(f)   Tower Automotive filed for Chapter 11 bankruptcy protection in February
      2005.

(g)   Lease was assumed from Celestica Corporation effective January 1, 2004.

(h)   Net of unaffiliated third party's minority interest.

Current Developments and Trends

Competition for investments continues to remain strong. If general economic conditions continue to improve, inflation and interest rates, at least for the short term, are expected to continue to rise as well. Rising interest rates are expected to have the following impact on our business:

      - Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

      - Rising interest rates would likely cause an increase in the CPI, which over time will result in increased revenue and partially offset the impact of declining property values; and

      - The impact of rising interest rates would be mitigated through our use of fixed interest rates on the majority of our debt.

For the year ended December 31, 2004, cash flow generated from operations and equity investments was sufficient to fund dividends paid and meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests. Management expects based on its current assessments that over the long-term, cash flow from operations and equity investments will meet the objective of increasing the distribution rate and meeting other cash obligations. We have cash and cash equivalent balances of $36,395 and auction-rate marketable securities of $7,000 as of December 31, 2004 which can be utilized for working capital needs and other commitments and may be used for future real estate purchases.

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in the financial statements.

RESULTS OF OPERATIONS

Lease Revenue

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, lease revenues (rental income and interest income from direct financing leases) increased by $5,366 primarily as a result of the completion of several build-to-suit projects ($2,094), scheduled rent increases ($1,806), new leases ($1,158) and the impact of favorable changes in foreign exchange rates on rents from foreign properties ($1,669). These increases were partially offset by a $1,337 decrease in lease revenues due to the termination of leases with Scott Companies, Inc. and Fleming Companies, Inc. in 2003.

During 2003, we completed build-to-suit projects at properties leased to Carrefour France, SAS, Waddington North America, Inc., Career Education Corporation and Rave Reviews Cinemas LLC. In November 2004, we completed a build-to-suit project at a property leased to Metaldyne Company LLC. The completion of these projects contributed an additional $2,094 in lease revenue in 2004. The expansion at the Metaldyne property will generate $184 of additional annual lease revenues. Scheduled rent increases at several properties contributed $1,806 of the increase in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

lease revenues. Rent increases are generally determined by formulas that are indexed to increases in the CPI. New leases with the Retail Distribution Group, Wavetronix LLC and Moonlight Molds at properties that were previously vacant or only partially occupied contributed an additional $1,158 in lease revenue in 2004 (see below). Lease revenues from our properties in Europe and the United Kingdom benefited from the changes in foreign exchange rates, with $1,669 of the increase in lease revenues attributable to the favorable changes in the average exchange rates for the Euro and the British Pound as compared with average exchange rates in 2003.

We entered into a net lease with Retail Distribution in January 2004 for a property in Grand Rapids, Michigan in which we own a 60% interest. The Retail Distribution lease provides for initial annual rent of $903, of which our share is $542, and has an initial term through August 2009. The Retail Distribution lease provides for reductions to its rent as it vacated another property in order to lease the Grand Rapids property. Reductions to rent will be adjusted for any rentals Retail Distribution receives from the other property or upon its sale of the other property. The Grand Rapids property was formerly leased to Fleming Companies and had been vacant since May 2003. In December 2003, we entered into a net lease with Wavetronix for a portion of a partially vacant property in Lindon, Utah. The Wavetronix lease began contributing $301 of annual lease revenues in June 2004 when improvements at the property were completed, and has an initial term through November 2009. In September 2004, we entered into a net lease with Moonlight Molds for a property in Gardena, California. The Moonlight Molds lease provides for initial annual rent of $356 and has an initial term through November 2009. The Gardena property was previously leased to Scott Companies, Inc. and had been vacant since February 2004.

BLP Group plc leases a manufacturing and distribution facility in the United Kingdom which it may purchase at its option in 2006. Earle M. Jorgensen Company has an option to purchase the Kansas City, Missouri distribution and warehouse facility it leases from us in 2007. We have not received any indication that these purchase options will be exercised. Best Buy Co., Inc. has exercised a five-year renewal option on its lease for a retail property in Torrance, California which was scheduled to expire in 2005. The current Best Buy lease contributes $1,900 of annual lease revenues. The renewal option will commence in February 2005 and will contribute $2,152 of annual lease revenues through January 2010. In February 2005, Tower Automotive, which contributed approximately $3,895 in 2004 lease revenues, filed for Chapter 11 bankruptcy protection. We cannot predict whether Tower Automotive will affirm or terminate its lease in connection with its Chapter 11 reorganization.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, lease revenues increased by $11,801, primarily as a result of real estate acquisitions ($7,921), completing build-to-suit commitments ($1,874), scheduled rent increases at several properties ($988) and the impact of favorable changes in foreign exchange rates on rents from foreign properties ($1,810). These increases were partially offset by a $1,135 decrease in lease revenues due to the termination of leases with Scott Companies, Inc. and Fleming Companies, Inc. in 2003.

During 2002, we purchased properties and entered into leases with Carrefour, UTI Holdings, Inc., Tower Automotive, PW Eagle, Inc., American Tire Distributors, Inc. and Katun Corporation, which provided for $7,921 of the increase in lease revenues in 2003. In July 2003, we funded the expansion of an existing property leased to Carrefour that contributed $573 of additional lease revenues in 2003. We also completed build-to-suit projects with Waddington North America, Career Education Corporation and Rave Reviews Cinemas during 2003 which provided an increase in lease revenues of $1,301.

In March 2003, Fleming Companies filed a voluntary petition of bankruptcy and subsequently terminated its lease at a property in Grand Rapids, Michigan. Our share of annual rent from the Fleming lease was $925. The Grand Rapids property has been re-leased to Retail Distribution as described above. In November 2003, Scott Companies entered into liquidation proceedings and subsequently terminated its lease at a property in Gardena, California. The Scott Companies lease had provided lease revenues of $737. The property has been re-leased to Moonlight Molds as described above. We own a property in Rochester, Minnesota which had been leased to Celestica Corporation. In July 2003, Celestica vacated the property but continued to pay its $2,194 annual rent. In January 2004, we agreed to assign the Celestica lease to the Mayo Foundation in exchange for payments to the Mayo Foundation of $150 from us and a payment from Celestica. We believe that this provides an overall benefit because of Mayo's strong credit rating and its unique stature in Rochester.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

Other Operating Income

2004 VS. 2003 - Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable costs are recorded as both income and property expense and, therefore, have no impact on net income. For the comparable years ended December 31, 2004 and 2003, other operating income decreased $2,553, primarily due to the recognition of $2,588 from the forfeiture of a security deposit in 2003.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, other operating income increased $5,484, primarily as a result of the forfeited security deposit and an increase of $2,672 in costs reimbursable by tenants.

General and Administrative Expenses

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, general and administrative expenses decreased by $2,249, primarily due to a $1,583 reduction in payments to broker dealers, which reflected the discontinuance of payments to a broker dealer of account maintenance fees. These account maintenance fees are among the payments that are a subject of the SEC investigation described in Item 3 - Legal Proceedings. General and administrative expenses also benefited from a $231 decline in expenses of WPC allocated to us due to a decline in time dedicated to us by WPC employees, and a $196 reduction in acquisition expenses. The foregoing effects were offset in part by increased state and local income taxes.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, general and administrative expenses increased by $1,966, primarily as a result of increases in personnel cost reimbursements, broker dealer payments as described above, auditing services and our share of rental expenses under an office-sharing agreement. These increases were partially offset by decreases in acquisition expenses.

Property Expense

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, property expense increased by $1,573, primarily due to a $1,980 increase in asset management and performance fees which was the result of both the growth of our asset base and the appreciation of existing properties as determined by the initial third party valuation of our portfolio as of December 31, 2003. This increase was partially offset by lower provisions for uncollected rents.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, property expense increased $6,459, primarily due to a $4,072 increase in asset management and performance fees caused by the growth of our asset base. Property expenses also increased by $2,672 as a result of costs reimbursable by tenants, which are recorded as both revenue and expense and which have no effect on net income. These increases were partially offset by a decrease in real estate taxes.

Impairment Charge on Real Estate

2004 VS. 2003 - During 2003, we recognized impairment charges of $3,103, primarily related to a $2,900 charge on the property in Gardena, California formerly leased to Scott Companies Inc. This property was written down to its estimated fair value following Scott's default on its lease. No impairment charges were recognized in 2004.

2003 VS. 2002 - During 2003, we recognized impairment charges of $3,103 as described above. No impairment charges were recognized in 2002.

Income from Equity Investments

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, income from equity investments increased by $1,312, of which $652 results from our April 2004 acquisition of an 11.54% interest in a newly-formed limited partnership which purchased 78 self-storage and truck leasing facilities. The facilities are leased under two master leases to lessees that operate the properties under the U-Haul brand name. The acquisition of the Starmark

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

Camhood, LLC investment in February 2003 contributed an additional $309 to income from equity investments in 2004 as it was held for the full year, and rent increases at properties leased to Applied Materials, Inc. and Special Devices, Inc. contributed an additional $258.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, income from equity investments increased by $7,672, primarily as the result of acquiring interests in properties leased to True Value Company and Clear Channel Communications, Inc. in December 2002 and Starmark in February 2003.

Interest Expense

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, interest expense increased $1,084 primarily due to interest on new mortgages obtained in 2003 and increases in foreign currency exchanges rates for the Euro and the British Pound. These increases were partially offset by an $11,046 reduction in mortgage notes payable balances as a result of making scheduled mortgage principal payments. During 2003, we obtained $27,477 of new mortgages collateralized by properties leased to Carrefour, Career Education Group and UTI Holdings.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, interest expense increased $7,528, primarily as a result of obtaining $27,477 and $198,455 of new mortgage financing in 2003 and 2002, respectively.

Net Income

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, net income increased $5,120, primarily due to an increase in total revenues of $2,813 in 2004 and the recognition of impairment charges on real estate of $3,103 in 2003, both of which are described above.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, net income increased $3,554, primarily due to increases in total revenue of $17,285 and income from equity investments of $7,672. These increases were partially offset by increases in interest expense of $7,528 and property expense of $6,459. We also recognized impairment charges on real estate of $3,103 in 2003. These fluctuations are described above. We also incurred additional general and administrative expenses of $1,966 and recognized additional depreciation of $2,096 in 2003.

FINANCIAL CONDITION

Uses of Cash During the Year

There has been no material change in our financial condition since December 31, 2003. Cash and cash equivalents totaled $36,395 as of December 31, 2004, a decrease of $2,330 from the December 31, 2003 balance. We believe we have sufficient cash balances to meet our working capital needs. Our use of cash during the period is described below.

Operating Activities

One of our objectives is to use the cash flow from net leases (including equity investments) to meet operating expenses, service debt and fund dividends to shareholders. Cash flows from continuing operations and equity investments of $72,746 were sufficient to pay dividends to shareholders of $50,973, meet scheduled mortgage principal installments of $11,046 and distribute $2,735 to minority interest partners.

Annual operating cash flow is expected to continue to increase as a result of new leases signed in 2004. Annual cash flow from the April 2004 U-Haul transaction (lease revenues, net of property-level debt service) is expected to approximate $1,500. We also entered into leases with Retail Distribution, Wavetronix and Moonlight Molds at properties that were previously vacant or only partially occupied. These three leases will contribute annual cash flow (lease revenues, net of property-level debt service) of approximately $424 and reduce or eliminate our absorbing property carrying costs such as real estate taxes and insurance. Scheduled rent increases, most of which are based on increases in the CPI, at existing properties will also contribute to increased operating cash flow.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

Investing Activities

Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and the purchase and sale of marketable securities. In April 2004, we used $15,045 to purchase our interest in the U-Haul transaction. In November 2004, we used $1,369 to fund an expansion at a property in Plymouth, Michigan leased to Metaldyne. Other real estate related payments included $457 to fund leasehold improvements at the Lindon, Utah building in connection with signing the Wavetronix lease and $166 to pay final construction costs for the Waddington North America and Rave Reviews Cinemas build-to-suit projects, which were placed in service in 2003, and additional capitalized costs at other properties of $158. The annual installment of deferred acquisition fees is paid each January and was $3,266 in 2004. We purchased and sold $10,825 and $19,775 of auction-rate marketable securities. Management believes that these securities are relatively liquid and provide a more favorable yield than many market instruments. We expect to use cash from operations to fund our annual deferred acquisition installment obligation.

Financing Activities

In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, we used $3,924 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. Additionally, $1,617 was used to pay off a payable for refundable value added taxes in connection with the Carrefour expansion. We also obtained $5,698 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.

We hold a participation in a mortgage pool consisting of $172,335 of newly issued mortgage debt collateralized by properties and lease assignments on properties owned by us and three affiliates. With these affiliates, we also purchased subordinated interests of $24,129 in which we own a 25% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of December 31, 2004, there have been no defaults. Three Garden Ridge Corporation properties that are owned by affiliates are included in the mortgage pool and the lessee has filed a petition of bankruptcy. In the event the Garden Ridge leases are terminated, cash flow from this investment might be adversely affected. We have entered into agreements with Garden Ridge to modify the leases; however, the modifications are subject to the approval of the bankruptcy court. In the event that the modifications are not approved, Garden Ridge could still pursue termination of the leases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

Cash Resources

As of December 31, 2004, we have $36,395 in cash and cash equivalents and $7,000 of auction-rate securities, which may be converted to cash, that can be used for working capital needs and other commitments and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $55,881 as of December 31, 2004 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until June 2006 for $6,930, which represents our pro rata share of a mortgage obligation on an equity investee), paying dividends to shareholders, making distributions to minority partners and paying other normal recurring operating expenses. We may also seek to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on our current cash balances, we may use existing cash reserves to satisfy future balloon payment obligations.

We conduct business in Europe. While we recognized foreign currency transaction gains of $1,447 in 2004 in connection with the transfer of cash from foreign subsidiaries, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2004. We were not subject to material foreign currency exchange rate risk from the effects of changes in exchange rates. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. As of December 31, 2004, Carrefour, which leases properties in France, contributed 9% of lease revenues. The leverage used on the limited recourse financing of the Carrefour investments is higher than the average leverage on our domestic real estate investments.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of December 31, 2004 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                            Total      Less than 1 Year   1-3 Years    3-5 Years   More than 5 years
Limited recourse mortgage
  notes payable (1)                      $ 1,062,591     $    64,261      $ 128,769    $ 173,691     $     695,870
Deferred acquisition fees                     24,281           4,595          8,808        6,990             3,888
Subordinated disposition fees (2)                240               -              -            -               240
Operating leases (3)                           7,617             479          1,185        1,283             4,670
                                         -----------     -----------      ---------    ---------     -------------
                                         $ 1,094,729     $    69,335      $ 138,762    $ 181,964     $     704,668
                                         ===========     ===========      =========    =========     =============

(1)   Amounts are inclusive of principal and interest.

(2) Payable, subject to meeting contingencies, in connection with any liquidity event.

(3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities.

As of December 31, 2004, we have no material capital lease obligations, either individually or in the aggregate.

In connection with the purchase of its properties, we require the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow us require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matter should not have a material adverse effect on our financial condition, liquidity or results of operations.

CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is described in Note 2 to the Consolidated Financial Statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Classification of Real Estate Assets

We classify our directly owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.

Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions

In connection with the acquisition of properties, purchase costs will be allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in other liabilities in the accompanying financial statements.

The value attributed to tangible assets will be determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current "market" rates. In applying the model, we will assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model will be property-specific as it is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates will include a discount rate or internal rate of return, marketing period necessary to put a lease in place,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

Above-market and below-market lease intangibles will be based on the difference between the market rent and the contractual rents and will be discounted to a present value using an interest rate reflecting our assessment of the risk associated with the lease acquired. If we acquire properties subject to net leases, we will consider the credit of the lessee in negotiating the initial rent.

The total amount of other intangibles will be allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with each tenant. Characteristics we will consider in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals, among other factors. Third party appraisals or our estimates will be used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships will be amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.

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

Impairments

Impairment charges may be recognized on long-lived assets, including but not limited to, real estate, direct financing leases, equity investments and assets held for sale. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amount)

assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy organization or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and are subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.

When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

No impairments were recorded in 2004.

Provision for Uncollected Amounts from Lessees

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because our real estate operations have a limited number of lessees, we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables that typically range between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure our allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations. Based on actual experience during 2004, we recorded a provision equal to approximately 1% of lease revenues.

Fair Value of Assets and Liabilities

In 2002, we acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that we own or three of our affiliates own. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value would be adjusted.

We measure derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and record them as an asset or liability, depending on our right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("FAS 150"). FAS 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands financial statement disclosure requirements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In November 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3"), which defers the classification and measurement provisions of FAS 150 indefinitely as they apply to mandatorily redeemable non-controlling interests associated with finite-lived entities. We have interests in six joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests at December 31, 2004 and 2003 is $12,356 and $12,368, respectively. The fair value of these minority interests at December 31, 2004 and 2003 is $18,437 and $13,815, respectively. We adopted FAS 150 in July 2003 and it did not have a significant impact on our consolidated financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:

We have completed an integrated audit of Corporate Property Associates 14 Incorporated's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                   December 31,
                                                                  -------------
                                                              2004             2003
                                                              ----             ----
         ASSETS:

Real estate leased to others:
   Accounted for under the operating method
       Land                                                  $   195,656    $   194,450
       Buildings                                                 890,417        878,093
                                                             -----------    -----------
                                                               1,086,073      1,072,543
       Less, accumulated depreciation                             86,212         62,105
                                                             -----------    -----------
                                                                 999,861      1,010,438
Net investment in direct financing leases                        116,343        114,907
Equity investments                                               134,905        120,388
Asset held for sale                                                3,797              -
Cash and cash equivalents                                         36,395         38,725
Marketable securities                                             13,904         22,742
Other assets, net of accumulated amortization of $3,459
     and $2,360 and allowance for uncollected rents of
     $729 and $619 at December 31, 2004 and 2003                  41,150         38,547
                                                             -----------    -----------
            Total assets                                     $ 1,346,355    $ 1,345,747
                                                             ===========    ===========

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS'
           EQUITY:

Liabilities:
Mortgage notes payable                                       $   701,181    $   702,175
Mortgage note payable on asset held for sale                       2,190              -
Accrued interest                                                   4,612          4,461
Due to affiliates                                                  4,925          4,559
Accounts payable and accrued expenses                              5,184          5,968
Prepaid rental income and security deposits                       22,233         19,607
Deferred acquisition fees payable to affiliate                    20,012         22,530
Dividends payable                                                 12,894         12,662
                                                             -----------    -----------
            Total liabilities                                    773,231        771,962
                                                             -----------    -----------

Minority interest                                                 26,426         27,356
                                                             -----------    -----------

Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000
   shares; issued and outstanding, 68,982,023 and
   67,694,702 shares at December 31, 2004 and 2003                    69             68
Additional paid-in capital                                       620,366        606,380
Dividends in excess of accumulated earnings                      (76,301)       (64,036)
Accumulated other comprehensive income                            13,621         11,150
                                                             -----------    -----------
                                                                 557,755        553,562
Less, treasury stock at cost, 1,191,490 and 802,642 shares
   at December 31, 2004 and 2003                                 (11,057)        (7,133)
                                                             -----------    -----------
            Total shareholders' equity                           546,698        546,429
                                                             -----------    -----------
            Total liabilities, minority interest and
                shareholders' equity                         $ 1,346,355    $ 1,345,747
                                                             ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME
                (In thousands except share and per share amounts)

                                                                        For the years ended December 31,
                                                                        --------------------------------
                                                                       2004            2003           2002
                                                                       ----            ----           ----
Revenues:
     Rental income                                                 $    113,228    $    108,282    $     97,693
     Interest income from direct financing leases                        13,430          13,010          11,798
     Other operating income                                               3,579           6,132             648
                                                                   ------------    ------------    ------------
                                                                        130,237         127,424         110,139
                                                                   ------------    ------------    ------------

Operating Expenses:
     Depreciation                                                        23,426          22,728          20,632
     General and administrative                                           6,155           8,404           6,438
     Property expense                                                    22,559          20,986          14,527
     Impairment charges on real estate                                        -           3,103               -
                                                                   ------------    ------------    ------------
                                                                         52,140          55,221          41,597
                                                                   ------------    ------------    ------------

       Income from continuing operations before interest income,
         minority interest, equity investments, interest expense
         and gains                                                       78,097          72,203          68,542

Interest income                                                           1,239           1,630           2,269
Minority interest in income                                              (1,805)         (1,489)         (1,724)
Income from equity investments                                           14,304          12,992           5,320
Interest expense                                                        (53,799)        (52,715)        (45,187)
                                                                   ------------    ------------    ------------

       Income from continuing operations before gains                    38,036          32,621          29,220

(Loss) gain on derivative instruments, net                                 (728)            (49)            355
Gain on foreign currency transactions, net                                1,447           1,069               -
                                                                   ------------    ------------    ------------

       Income from continuing operations                                 38,755          33,641          29,575

Discontinued operations:
Income from operation of discontinued properties                            185             179             358
Gain on sale of real estate                                                   -               -             333
                                                                   ------------    ------------    ------------

        Income from discontinued operations                                 185             179             691
                                                                   ------------    ------------    ------------

        Net income                                                 $     38,940    $     33,820    $     30,266
                                                                   ============    ============    ============

Basic earnings per share:
        Earnings from continuing operations                        $        .58    $        .51    $        .44
        Earnings from discontinued operations                                 -               -             .01
                                                                   ------------    ------------    ------------

        Net income                                                 $        .58    $        .51    $        .45
                                                                   ============    ============    ============

Weighted average shares outstanding - basic                          67,447,812      66,638,026      66,193,674
                                                                   ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                 CONSOLIDATED STATEMENT of SHAREHOLDERS' EQUITY
                       (In thousands except share amounts)
              For the years ended December 31, 2002, 2003, and 2004

                                                                                Dividends in   Accumulated
                                                                                  Excess of       Other
                                        Common     Additional    Comprehensive   Accumulated   Comprehensive   Treasury
                                         Stock  Paid-in Capital     Income         Earnings       Income        Stock       Total
                                        ------  ---------------  -------------  ------------- --------------  ---------     -----
Balance at December 31, 2001            $   66  $    593,487                     $   (28,023)   $     (101)   $ (2,950)    $562,479

520,686 shares issued $.001 par, at
  $10 per share, net of offering costs       1         4,365                                                                  4,366

Dividends declared                                                                   (49,751)                               (49,751)

Purchase of treasury stock, 190,935
  shares                                                                                                        (1,685)      (1,685)

Comprehensive income:
  Net income                                                     $      30,266        30,266                                 30,266
                                                                 -------------
Other comprehensive income:
  Unrealized appreciation on
  marketable securities                                                    257
  Foreign currency translation
  adjustment                                                             5,957
                                                                 -------------
                                                                         6,214                       6,214                    6,214
                                                                 -------------
                                                                 $      36,480
                                        ------  ------------     =============   -----------    ----------    --------     --------
Balance at December 31, 2002                67       597,852                         (47,508)        6,113      (4,635)     551,889
                                        ------  ------------                     -----------    ----------    ---------    --------

858,550 shares issued $.001 par, at
  $11.30 per share, net of offering
  costs                                      1         8,528                                                                  8,529

Dividends declared                                                                   (50,348)                               (50,348)

Purchase of treasury stock, 281,731
  shares                                                                                                        (2,498)      (2,498)

Comprehensive income:
   Net income                                                    $      33,820        33,820                                 33,820
                                                                 -------------
Other comprehensive income:
  Unrealized appreciation on
  marketable securities                                                    641
  Foreign currency translation
  adjustment                                                             4,396
                                                                 -------------
                                                                         5,037                       5,037                    5,037
                                                                 -------------
                                                                 $      38,857
                                        ------  ------------     =============   -----------    ----------    --------     --------
Balance at December 31, 2003                68       606,380                         (64,036)       11,150      (7,133)     546,429
                                        ------  ------------                     -----------    ----------    ---------    --------

1,287,321 shares issued $.001 par, at
  $10 per share, net of offering costs       1        13,986                                                                 13,987

Dividends declared                                                                   (51,205)                               (51,205)

Purchase of treasury stock, 388,848
  shares                                                                                                        (3,924)      (3,924)

Comprehensive income:
   Net income                                                    $      38,940        38,940                                 38,940
                                                                 -------------
Other comprehensive income:
  Unrealized appreciation on
  marketable securities                                                    217
  Foreign currency translation
  adjustment                                                             2,254
                                                                 -------------
                                                                         2,471                       2,471                    2,471
                                                                 -------------
                                                                 $      41,411
                                        ------  ------------     =============   -----------    ----------    --------     --------
Balance at December 31, 2004            $   69  $    620,366                     $   (76,301)   $   13,621    $(11,057)    $546,698
                                        ======  ============                     ===========    ==========    ========     ========

    The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                 (In thousands)

                                                                                  For the year ended December 31,
                                                                                  -------------------------------
                                                                                  2004         2003         2002
                                                                                  ----         ----         ----
Cash flows from operating activities:
    Net income                                                                  $  38,940    $  33,820    $  30,266
    Adjustments to reconcile net income to net cash provided by continuing operations:
       Income from discontinued operations, including gain on sale of real
          estate                                                                     (185)        (179)        (691)
       Depreciation and amortization                                               24,571       23,890       21,477
       Straight-line rent adjustments                                              (4,349)      (3,965)      (4,201)
       Income from equity investments in excess of distributions received          (1,162)      (1,529)         (30)
       Minority interest in income                                                  1,805        1,489        1,724
       Issuance of shares to affiliate in satisfaction of current and accrued
          performance fees                                                          8,289        7,105        5,092
       Impairment charge on real estate                                                 -        3,103            -
       Increase (decrease) in prepaid rents and security deposits                   2,584       (1,727)       2,545
       Realized gain on foreign currency transactions                              (1,357)        (349)           -
       Unrealized loss (gain) on derivative instruments and foreign currency
          transactions, net                                                           638         (671)        (355)
       Change in other operating assets and liabilities, net                          560       (1,830)       4,311
                                                                                ---------    ---------    ---------
       Net cash provided by continuing operations                                  70,334       59,157       60,138
       Net cash provided by discontinued operations                                   256          253          431
                                                                                ---------    ---------    ---------
          Net cash provided by operating activities                                70,590       59,410       60,569
                                                                                ---------    ---------    ---------

Cash flows from investing activities:
    Equity distributions received in excess of equity income                        2,412        1,178        1,456
    Capital distributions received from equity investments                              -        8,722            -
    Purchases of real estate and equity investments and other
       capitalized costs, net (a)                                                 (17,195)     (50,385)    (269,117)
    Value added taxes recoverable on purchase of real estate                            -          827        1,448
    Purchase of securities                                                        (10,825)     (15,000)     (57,405)
    Proceeds from sale of real estate and securities                               19,775       21,059       32,998
    Payment of deferred acquisition fees                                           (3,266)      (2,373)      (1,638)
                                                                                ---------    ---------    ---------
          Net cash used in investing activities                                    (9,099)     (35,972)    (292,258)
                                                                                ---------    ---------    ---------

Cash flows from financing activities:
    Dividends paid                                                                (50,973)     (50,173)     (48,581)
    Proceeds from stock issuance, net of costs                                      5,698        1,424       (1,725)
    Prepayment of mortgage principal                                                    -            -       (3,800)
    Release of mortgage funds by lenders                                              167        2,776            -
    Proceeds from mortgages                                                             -       21,582      196,596
    Repayment of proceeds from note                                                (1,617)       1,617            -
    Payments of mortgage principal                                                (11,046)      (9,234)      (6,543)
    Funding of defeasance escrow account                                                -            -       (2,537)
    Deferred financing costs and mortgage deposits                                      -            -       (4,050)
    Purchase of treasury stock                                                     (3,924)      (2,498)      (1,685)
    (Distributions paid to) contributions from minority interest partner, net      (2,735)      (3,340)       7,661
                                                                                ---------    ---------    ---------
          Net cash (used in) provided by financing activities                     (64,430)     (37,846)     135,336
                                                                                ---------    ---------    ---------

                                  - Continued -

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           Effect of exchange rates on cash                                           609        1,035          756
                                                                                ---------    ---------    ---------

           Net decrease in cash and cash equivalents                               (2,330)     (13,373)     (95,597)

 Cash and cash equivalents, beginning of year                                      38,725       52,098      147,695
                                                                                ---------    ---------    ---------

 Cash and cash equivalents, end of year                                         $  36,395    $  38,725    $  52,098
                                                                                =========    =========    =========

Noncash operating, investing and financing activities:

During 2002, a security deposit of $5,288 was assigned to a lender.

(a) Included in the cost basis of real estate and equity investments acquired in 2004, 2003 and 2002 are deferred acquisition fees payable to WPC of $749, $1,733 and $6,146, respectively.

Supplemental cash flow information:

Interest paid, excluding capitalized interest, was $52,923, $51,261 and $43,281 in 2004, 2003 and 2002, respectively. Capitalized interest was $357 in 2003 and $808 in 2002. No capitalized interest was recognized in 2004.

A dividend of $.19020 per share for the quarter ended December 31, 2004 was declared in December 2004 and paid in January 2005.

    The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
            Amounts in thousands, except share and per share amounts

1.    Organization:

Corporate Property Associates 14 Incorporated (the "Company") was formed on June 4, 1997 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Subject to certain restrictions and limitations, the business of the Company is managed by W. P. Carey & Co. LLC (the "Advisor").

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

2.    Summary of Significant Accounting Policies:

BASIS OF CONSOLIDATION

The consolidated financial statements include the Company, its wholly owned subsidiaries and controlling majority-owned interests in limited liability companies and partnerships (collectively, the "Company"). The Company is not the primary beneficiary of any variable interest entity ("VIE"). All material inter-entity transactions have been eliminated.

For acquisitions of an interest in an entity, the Company evaluates its equity interest to determine if the entity is deemed a VIE, or if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Entities that meet one or more of the criteria listed below are considered VIEs.

      - The Company's equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

      - The Company does not have the direct or indirect ability to make decisions about the entity's business;

      - The Company is not obligated to absorb the expected losses of the entity;

      - The Company does not have the right to receive the expected residual returns of the entity; and

      - The Company's voting rights are not proportionate to its economic interests.

For entities where the Company is not deemed to be the primary beneficiary and the Company's ownership is 50% or less and has the ability to exercise significant influence as well as jointly-controlled tenancy-in-common interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

USE OF ESTIMATES

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation. Certain auction-rate securities have been reclassified from cash equivalents to short-term marketable securities. Auction-rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction-rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals. These securities trade at par value and are callable at par value on any interest payment date at the option of the issuer. Although these securities are issued and rated as long term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate interest rate reset. The Company had historically classified these securities as cash equivalents if the period between interest rate resets was 90 days or less, which was based on its ability to either liquidate or roll the security over to the next reset period. Based on the Company's re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction-rate securities as short-term marketable securities for each period presented in the accompanying consolidated financial statements.



PURCHASE PRICE ALLOCATION

In connection with the Company's acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in other liabilities in the accompanying financial statements.

Above-market and below-market in-place lease values for owned properties will be recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) management's estimate

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value will be amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value will be amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The total amount of other intangibles will be allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. Third party appraisals or management's estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships will be amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.

Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management will also consider information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property will also be considered.

The value of in-place leases will be amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and expected renewal terms of the leases but no amortization period for intangibles will exceed the remaining depreciable life of the building.

OPERATING REAL ESTATE

Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

REAL ESTATE UNDER CONSTRUCTION AND REDEVELOPMENT

For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs. Interest is capitalized by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.

CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2004 and 2003 were held in the custody of two financial institutions and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

MARKETABLE SECURITIES

Marketable securities, which consist of an interest in collateralized mortgage obligations (see Note 7) and auction-rate securities, are classified as available for sale securities and reported at fair value, with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income (loss) until realized.

                CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

OTHER ASSETS

Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages using the effective interest rate method and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate difference for operating leases between scheduled rents, which vary during the lease term, and rent recognized on a straight-line basis.

DEFERRED ACQUISITION FEES

Fees are payable for services provided by W. P. Carey & Co. LLC (the "Advisor"), an affiliate, to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to ..25% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the Preferred Return (see Note 3).

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2004 and 2003, accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following:

                                                                       As of December 31,
                                                                       ------------------
                                                                   2004                   2003
                                                                   ----                   ----
Unrealized appreciation on marketable securities                  $ 1,115                $   898
Foreign currency translation adjustment                            12,506                 10,252
                                                                  -------                -------
Accumulated other comprehensive income                            $13,621                $11,150
                                                                  =======                =======

TREASURY STOCK

Treasury stock is recorded at cost.

REAL ESTATE LEASED TO OTHERS

Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2004, lessees were responsible for the direct payment of real estate taxes of approximately $13,120.

The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. No lessee currently represents 10% or more of total leasing revenues. Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage rents) are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

The leases are accounted for under either the direct financing or operating methods. Such methods are described below (see Notes 4 and 5):

Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

Operating method - Real estate is recorded at cost less accumulated depreciation, minimum rental revenue is recognized on a straight-line basis over the term of the leases, and expenses (including depreciation) are charged to operations as incurred.

On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determines an appropriate allowance for uncollected amounts. Because the real estate operations has a limited number of lessees, the Company believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. The Company generally recognizes a provision for uncollected rents and other tenant receivables that typically ranges between 0.25% and 1% of lease revenues (rental income and interest income

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, the Company makes subjective judgments based on its knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations.

DEPRECIATION

Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the remaining term of the lease.

IMPAIRMENTS

When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. The Company performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Company's current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Company could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and are subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.

When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

FOREIGN CURRENCY TRANSLATION

The Company consolidates its real estate investments in The Netherlands, Finland, France and the United Kingdom. The functional currencies for these investments are the Euro and British Pound. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity. As of December 31, 2004 and 2003, the cumulative foreign currency translation adjustment gain was $12,506 and $10,252, respectively.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder's equity. The contributions to the equity investments were funded in part through subordinated debt.

Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and the Company recognized unrealized gains of $90 and $720 from such transactions in the years ended December 31, 2004 and 2003, respectively. In the years ended December 31, 2004 and 2003, the Company recognized realized gains of $1,357 and $349, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. No such realized or unrealized gains were recognized in 2002.

DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with FASB No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to FAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. Changes in fair value for the years ended December 31, 2004 and 2003 generated unrealized losses of $64 and $20, respectively, and an unrealized gain of $385 as of December 31, 2002. As of December 31, 2004, warrants issued to the Company by PW Eagle, Inc., American Tire Distributors, Inc. and Consolidated Theaters Holding, G.P. are classified as derivative instruments. The Company also holds stock warrants that were not defined as derivative instruments and have been recorded at nominal values. The Company has only recognized unrealized gains or losses on stock warrants that are derivative instruments.

A lease for a property located in The Netherlands provides the Company with an option to receive a portion of rental payments in Euros or U.S. dollars. Pursuant to the adoption of FAS 133, the option is a derivative instrument and changes in the fair value of the option are recognized in earnings as gains or losses. Unrealized losses of $9, $29 and $30 were recognized in 2004, 2003 and 2002, respectively. As of December 31, 2004, the Company's cumulative unrealized foreign currency gain was $10.

Changes in the fair value of an interest swap instrument on a variable rate loan with a notional amount of $8,883 are included in the determination of net income. For the year ended December 31, 2004, an unrealized loss of $655 was recognized.

ASSETS HELD FOR SALE

Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (see Note 11).

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

FEDERAL INCOME TAXES

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the shareholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company has and intends to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state, local and foreign taxes. Provision for such taxes has been included in general and administrative expenses in the Company's Consolidated Statements of Income.


EARNINGS PER SHARE

The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("FAS 150"). FAS 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands financial statement disclosure requirements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In November 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3"), which defers the classification and measurement provisions of FAS 150 indefinitely as they apply to mandatorily redeemable non-controlling interests associated with finite-lived entities. We have interests in six joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests at December 31, 2004 and 2003 is $12,356 and $12,368, respectively. The fair value of these minority interests at December 31, 2004 and 2003 is $18,437 and $13,815, respectively. We adopted FAS 150 in July 2003 and it did not have a significant impact on our consolidated financial statements.

3.    Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are -1/2 of 1/% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative rate of cash flow from operations of 7%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. Effective in 2005, the Advisory Agreement was amended to allow the Advisor to elect to receive restricted stock for any fee due from the Company. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $8,540, $7,550 and $5,514 in 2004, 2003 and 2002, respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $2,856, $3,088 and $2,234 in 2004, 2003 and 2002, respectively. Asset management fees and personnel reimbursement costs are included in property expense and general and administrative expense, respectively, in the accompanying consolidated financial statements

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees are deferred and payable in equal installments over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions and refinancings that were completed in 2004, 2003 and 2002, current fees were $936, $2,166 and $8,489, respectively and deferred fees were $749, $1,733 and $6,773, respectively.

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

The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The Advisor's interest in such disposition fees amounts to $240 as of December 31, 2004 and 2003. Payment of such amount, however, cannot be made until the subordination provisions are met. The Company has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.

The Company owns interests in entities which range from 11.54% to 90% and a jointly-controlled 50% tenancy-in-common interest in two properties subject to a net lease with the remaining interests held by affiliates.

The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on the relative gross revenues of the affiliates. Expenses incurred in 2004, 2003 and 2002 were $500, $470 and $376, respectively. The Company's current share of future minimum lease payments is $7,617 through 2016.

As previously reported by the Advisor, the Advisor and Carey Financial Corporation ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an investigation by the United States Securities and Exchange Commission ("SEC") into payments made to third party broker dealers in connection with the distribution of REITs managed by the Advisor and other matters. Although no regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect the Advisor and the REITs managed by the Advisor, including the Company.

4. Real Estate Leased to Others Accounted for Under the Operating Method:

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases amount are approximately as follows:

Year Ending December 31,
2005                                    $  103,897
2006                                       104,457
2007                                       105,889
2008                                       105,413
2009                                       105,061
Thereafter through 2023                    928,146

Contingent rentals (including CPI-based increases) were approximately $3,649 in 2004, $1,405 in 2003 and $532 in 2002.

5.    Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                December 31,
                                                ------------
                                           2004               2003
                                           ----               ----
Minimum lease payments receivable        $ 233,681         $ 246,161
Unguaranteed residual value                112,688           111,645
                                         ---------         ---------
                                           346,369           357,806
Less: unearned income                     (230,026)         (242,899)
                                         ---------         ---------
                                         $ 116,343         $ 114,907
                                         =========         =========

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable direct financing leases are approximately as follows:

Year Ending December 31,
2005                                      $ 12,545
2006                                        12,636
2007                                        12,724
2008                                        12,724
2009                                        12,724
Thereafter through 2031                    170,328

Contingent rents (including CPI-based increases) were approximately $289 in 2004, $108 in 2003 and $63 in 2002.

6.    Equity Investments:

The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to joint control. The ownership interests range from 11.54% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., True Value Company, Clear Channel Communications, Inc., Starmark Camhood, LLC, U-Haul Moving Partners, Inc. ("U-Haul") and Mercury Partners, LP ("Mercury"). The interests in the properties leased to U-Haul and Mercury were acquired in April 2004 and are described below.

Summarized combined financial information of the Company's equity investees is as follows:

                                                              December 31,
                                                              ------------
                                                          2004             2003
                                                          ----             ----
Assets (primarily real estate)                         $1,122,692        $781,144
Liabilities (primarily mortgage notes payable)            682,377         471,052
                                                       ----------        --------
Partners' and Members' equity                          $  440,315        $310,092
                                                       ==========        ========
Company's share of equity investees' net assets        $  134,905        $120,388
                                                       ==========        ========

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                            2004             2003             2002
                                                                            ----             ----             ----
Revenues (primarily rental income and interest income from direct
  financing leases)                                                      $ 105,488         $ 80,329         $ 34,521
Expenses (primarily interest on mortgage and depreciation)                 (64,085)         (46,429)         (20,352)
                                                                         ---------         --------         --------
Net income                                                               $  41,403         $ 33,900         $ 14,169
                                                                         =========         ========         ========
Company's share of net income from equity investments                    $  14,304         $ 12,992         $  5,320
                                                                         =========         ========         ========

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

7.    Mortgage Financing Through Loan Securitization:

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

The CPA(R) Interests were purchased for $24,129 of which the Company's share was $6,032, or 25%, and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. The CPA(R) Interests are subordinated to the Offered Interests and will be payable only when and if all distributions to the Offered Interests are current. The assumed final distribution date for the CPA(R) Interests is June 30, 2012. The distributions to be paid to the CPA(R) Interests do not have a stated rate of interest and will be affected by any shortfall in rents received from the lessees or defaults at the mortgaged properties. As of the purchase date, the Company's cost basis attributable to the principal and interest and interest only components was $3,612 and $2,420, respectively. Over the term of its ownership interest in the CPA(R) Interests, the value of the interest only component will fully amortize and the principal and interest component will amortize to its anticipated face value of its share in the underlying mortgages. For financial reporting purposes, the effect of such amortization is reflected in interest income. Interest income, including all related amortization, is recognized using an effective interest method.

The Company is accounting for its interest in the CPA(R) Interests as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. The fair value of the Company's CPA(R) Interests was $6,904 and $6,792, reflecting an unrealized gain of $1,115 and $898 and accumulated amortization of $243 and $138 at December 31, 2004 and 2003, respectively. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

The key variable in determining the fair value of the CPA(R) Interests is current interest rates. As required by SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the CPA(R) Interests based on adverse changes in the market interest rates of 1% and 2% as of December 31, 2004 is as follows:

                                                      Actual          1% Adverse Change    2% Adverse Change
                                                      ------          -----------------    -----------------
Fair value of CPA(R) Interests                        $6,904                $6,584               $6,284

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

8.    Mortgage Notes Payable:

Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of $1,064,118. As of December 31, 2004, mortgage notes payable had fixed annual interest rates ranging from 5.15% to 8.85% and variable annual interest rates ranging from 3.55% to 6.27% and maturity dates ranging from 2008 to 2026.

Scheduled principal payments during each of the five years following December 31, 2004 and thereafter are as follows:

Year Ending December 31,                Total Debt          Fixed Rate Debt      Variable Rate Debt
------------------------                ----------          ---------------      ------------------
2005                                     $ 12,185               $ 11,915                $   270
2006                                       13,167                 12,915                    252
2007                                       14,152                 13,892                    260
2008                                       20,353                 20,086                    267
2009                                       63,394                 63,116                    278
Thereafter through 2026                   580,120                553,436                 26,684
                                         --------               --------                -------
   Total                                 $703,371               $675,360                $28,011
                                         ========               ========                =======

The Company has an interest rate swap agreement on a variable rate limited recourse mortgage obligation collateralized by a property in Midlothian, Virginia leased to Consolidated Theaters Holding, G.P. The interest rate swap agreement has a notional amount of $8,883 as of December 31, 2004. The fair value of the instrument was $(655) at December 31, 2004. Changes in the fair value of the instrument are included in the determination of net income. For the year ended December 31, 2004, the Company recognized an unrealized loss of $655.

9.    Dividends:

Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2004, dividends per share reported for tax purposes were as follows:

                             2004         2003       2002
                             ----         ----       ----
Ordinary income            $ .57        $ .57        $.36
Return of capital            .19          .19         .38
Capital gains                  -            -         .01
                           -----        -----        ----
                           $ .76        $ .76        $.75
                           =====        =====        ====

A dividend of $.19020 per share for the quarter ended December 31, 2004 was declared in December 2004 and paid in January 2005.

10.   Impairment Charges:

2003 - The Company owns a property in Gardena, California leased to Scott Companies Inc. Scott had rent arrearages of $474 as of December 31, 2003 and as a result of its financial difficulties has defaulted on its lease. The Company has written down the property to its estimated fair value and recognized an impairment charge of $2,900. In September 2004, the Company entered into a lease with Moonlight Molds for the Gardena property. The lease has an initial term through November 2009.

In connection with the Company's annual review of the estimated residual values on its properties classified as net investments in direct financing leases, the Company determined that an other than temporary decline in estimated residual value had occurred at its property in Mooresville, North Carolina leased to UTI Holdings, Inc., and the accounting for the direct financing lease was revised using the changed estimates. The resulting change in estimate resulted in the recognition of an impairment charge of $203.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

11.   Discontinued Operations:

In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and gain or loss on sales of real estate for properties sold or held for sale are reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented.

As of December 31, 2004, the operations of a property in Valencia, California, which was sold in February 2005 at a gain of approximately $195, were included as "Discontinued Operations." At December 31, 2002, the operations from a property in Greenville, Texas, which was sold in June 2002 at a gain of $333, were also included as "Discontinued Operations." A summary of Discontinued Operations for the years ended December 31, 2004, 2003 and 2002 is as follows.

                                                      Year Ended December 31,
                                                      -----------------------
                                                  2004          2003           2002
                                                  ----          ----          -----
Revenues (primarily rental revenues)              $ 423         $ 423         $ 571
Expenses (primarily interest on mortgages,
   depreciation and property expenses)             (238)         (244)         (213)
Gain on sale of real estate                           -             -           333
                                                  -----         -----         -----
    Income from discontinued operations           $ 185         $ 179         $ 691
                                                  =====         =====         =====

12.   Disclosures About Fair Value of Financial Instruments:

The Company's mortgage notes payable had a carrying value of $703,371 and $702,175 and a fair value of $718,347 and $706,040 at December 31, 2004 and 2003, respectively. The Company's marketable securities, including its interest in Carey Commercial Mortgage Trust, had a carrying value of $12,789 and $21,844 and a fair value of $13,904 and $22,742 at December 31, 2004 and 2003, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The fair value of the Company's other assets and liabilities at December 31, 2004 and 2003 approximated their carrying value.

13.   Segment Information:

The Company has determined that it operates in one business segment, real estate operations with domestic and foreign investments.

For 2004, geographic information for the real estate operations segment is as follows:

                                          Domestic           Foreign (1)      Total Company
                                          --------           --------         -------------
Revenues                                 $   107,762         $  22,475         $   130,237
Operating expenses                           (45,484)           (6,656)            (52,140)
Income from equity investments                14,304                --              14,304
Interest expense, net                        (43,441)           (9,119)            (52,560)
Other, net (2)                                (1,147)               61              (1,086)
                                         -----------         ---------         -----------
Income from continuing operations        $    31,994         $   6,761         $    38,755
                                         ===========         =========         ===========

Total assets                             $ 1,130,852         $ 215,503         $ 1,346,355
Total long-lived assets                    1,048,775           202,334           1,251,109

For 2003, geographic information for the real estate operations segment is as follows:

                                           Domestic          Foreign (1)      Total Company
                                           --------          --------         -------------
Revenues (3)                             $   107,630         $  19,794         $   127,424
Operating expenses (3)                       (48,951)           (6,270)            (55,221)
Income from equity investments                12,992                --              12,992
Interest expense, net                        (42,802)           (8,283)            (51,085)
Other, net (2)                                  (469)               --                (469)
                                         -----------         ---------         -----------
Income from continuing operations        $    28,400         $   5,241         $    33,641
                                         ===========         =========         ===========

Total assets                             $ 1,143,581         $ 202,166         $ 1,345,747
Total long-lived assets                    1,055,321           190,412           1,245,733

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

            Amounts in thousands, except share and per share amounts

For 2002, geographic information for the real estate operations segment is as follows:

                                          Domestic          Foreign (1)       Total Company
                                          --------          --------          -------------
Revenues (3)                             $    98,541         $  11,598         $   110,139
Expenses (3)                                 (38,668)           (2,929)            (41,597)
Income from equity investments                 5,320                --               5,320
Interest expense, net                        (37,439)           (5,479)            (42,918)
Other, net (2)                                (1,369)               --              (1,369)
                                         -----------         ---------         -----------
Income from continuing operations        $    26,385         $   3,190         $    29,575
                                         ===========         =========         ===========

Total assets                             $ 1,151,723         $ 168,174         $ 1,319,897
Total long-lived assets                    1,043,682           155,248           1,198,930

(1) Consists of operations in the United Kingdom, France, Finland and The Netherlands.

(2) Consists of minority interest, (losses) gains on derivative instruments and gains on foreign currency transactions.

(3) Amounts have been reclassified to conform to the current year presentation of excluding interest income and interest expense from the revenues and expenses line items above, respectively.

14.   Selected Quarterly Financial Data (unaudited):

                                                                           Three Months Ended
                                                                           ------------------
                                                March 31, 2004     June 30, 2004      September 30, 2004      December 31, 2004
                                                --------------     -------------      ------------------      -----------------
Revenues                                              $31,752            $32,354             $33,568                  $32,563
Operating expenses                                     12,503             13,186              13,902                   12,549
Net income                                              8,989              8,905               9,903                   11,143
Earnings per share - basic                                .13                .13                 .15                      .17
Dividends declared per share                            .1894              .1897               .1899                    .1902

                                                                          Three Months Ended
                                                                          ------------------
                                              March 31, 2003     June 30, 2003      September 30, 2003      December 31, 2003
                                              --------------     -------------      ------------------      -----------------
Revenues (1)                                        $32,334            $30,399             $33,133                  $31,558
Operating expenses (1)                               12,332             12,047              17,837                   13,005
Net income                                           10,604              8,666               6,124                    8,426
Earnings per share - basic                              .16                .13                 .09                      .13
Dividends declared per share                          .1884              .1887               .1889                    .1892

(1) Amounts have been reclassified to conform to the current year presentation of excluding interest income and interest expense from the revenues and expenses line items above, respectively.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
      STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2004, there were 21,075 holders of record of the Shares of the Company.

DIVIDENDS

The Company is required to distribute annually at least 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. Quarterly dividends declared by the Company for the past two years are as follows:


                         Cash Dividends Declared Per Share
                         ---------------------------------
                              2004             2003
                              ----             ----
First quarter                $.1894           $.1884
Second quarter                .1897            .1887
Third quarter                 .1899            .1889
Fourth quarter                .1902            .1892
                             ------           ------
                             $.7592           $.7552
                             ======           ======

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three-month period ended December 31, 2004, 189,998 shares were issued to the Advisor as consideration for performance fees. Shares were issued at a per share amount of $11.30. The Company previously reported other sales of unregistered shares during 2004 in our quarterly reports on Form 10-Q.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                 Total Number of Shares
                                                                                  Purchased as Part of
                                              Total Number of    Average Price     Publicly Announced
                Period                       Shares Purchased   Paid Per Share    Plans or Programs (1)
                ------                       ----------------   --------------    ---------------------
October 1, 2004 - October 31, 2004                 21,752            $10.06               N/A
November 1, 2004 - November 30, 2004                3,400             10.17               N/A
December 1, 2004 - December 31, 2004                3,000             10.06               N/A
                                                ---------
    Total                                          28,152
                                               ==========

(1) All shares were purchased pursuant to the Company's redemption plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's board of directors.

REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.