Form 10-Q
period 2005-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2005-05-10
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 000-25771

                                ----------------

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

                                ----------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

      Registrant has 68,017,224 shares of common stock, $.001 par value outstanding at May 4, 2005.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                                                                          Page No.
                                                                                                                        ------------
PART I

Item 1. - Financial Statements*

         Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004                                      2

         Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004                        3

         Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 and 2004          3

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004                    4

         Notes to Condensed Consolidated Financial Statements                                                              5 - 7

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations                             8-13

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                                          14

Item 4. - Controls and Procedures                                                                                             15

PART II - Other Information

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                                                         16

Item 4. - Submission of Matters to a Vote of Security Holders                                                                 16

Item 5. - Other Information                                                                                                   16

Item 6. - Exhibits                                                                                                            16

Signatures                                                                                                                    17

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                (in thousands except share and per share amounts)

                                                                                         March 31, 2005    December 31, 2004
                                                                                                                (Note)
                                                                                        -----------------  -----------------
      ASSETS:

Land and buildings, net of accumulated depreciation of $91,494 at March 31, 2005 and
  $86,212 at December 31, 2004                                                          $        983,952   $        999,861
Net investment in direct financing leases                                                        116,175            116,343
Equity investments                                                                               134,240            134,905
Asset held for sale                                                                                    -              3,797
Cash and cash equivalents                                                                         38,943             36,395
Marketable securities                                                                              6,666             13,904
Other assets, net                                                                                 43,403             41,150
                                                                                        ----------------   ----------------
        Total assets                                                                    $      1,323,379   $      1,346,355
                                                                                        ================   =========-======

      LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                                  $        690,110   $        701,181
Mortgage notes payable on asset held for sale                                                          -              2,190
Accrued interest                                                                                   4,470              4,612
Due to affiliates                                                                                  4,314              4,925
Accounts payable and accrued expenses                                                              4,076              5,184
Prepaid rental income and security deposits                                                       18,254             22,233
Deferred acquisition fees payable to affiliate                                                    16,424             20,012
Dividends payable                                                                                 12,943             12,894
                                                                                        ----------------   ----------------
        Total liabilities                                                                        750,591            773,231
                                                                                        ----------------   ---------------

Minority interest                                                                                 25,935             26,426
Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, $.001 par value; authorized, 120,000,000 shares; issued and outstanding,
  69,309,914 shares at March 31, 2005 and 68,982,023 shares at December 31, 2004                      69                 69
Additional paid-in capital                                                                       624,137            620,366
Dividends in excess of accumulated earnings                                                      (76,231)           (76,301)
Accumulated other comprehensive income                                                            11,304             13,621
                                                                                        ----------------   ----------------
                                                                                                 559,279            557,755
Less, treasury stock at cost, 1,330,075 shares at March 31, 2005 and 1,191,490 shares
  at December 31, 2004                                                                           (12,426)           (11,057)
                                                                                        ----------------   ----------------
        Total shareholders' equity                                                               546,853            546,698
                                                                                        ----------------   ----------------
        Total liabilities, minority interest and shareholders' equity                   $      1,323,379   $      1,346,355
                                                                                        ================   ================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (Unaudited)
                (in thousands except share and per share amounts)

                                                                 Three Months Ended March 31,
                                                                ----------------------------
                                                                    2005            2004
                                                                -----------     ------------
Revenues:
  Rental income                                                 $   28,929      $    28,144
  Interest income from direct financing leases                       3,645            3,388
  Other operating income                                               638              220
                                                                ----------      -----------
                                                                    33,212           31,752
                                                                ----------      -----------
Operating expenses:
  Depreciation                                                       5,904            5,843
  General and administrative                                         1,585            1,794
  Property expenses                                                  5,631            4,866
                                                                ----------      -----------
                                                                    13,120           12,503
                                                                ----------      -----------
     Income from continuing operations before other interest
      income,  minority interest, equity investments, interest
      expense and gain (loss)                                       20,092           19,249

  Other interest income                                                358              331
  Minority interest in income                                         (448)            (406)
  Income from equity investments                                     3,811            3,367
  Interest expense                                                 (13,245)         (13,475)
                                                                ----------      -----------

     Income from continuing operations before gain (loss)           10,568            9,066

  Gain (loss) on derivative instruments, net                         2,406              (55)
  Loss on foreign currency transactions, net                          (303)             (60)
                                                                ----------      -----------

     Income from continuing operations                              12,671            8,951

Discontinued operations:
  Income from operation of discontinued properties                     144               38
  Gain on sale of real estate                                          196                -
                                                                ----------      -----------
     Income from discontinued operations                               340               38

     Net income                                                 $   13,011      $     8,989
                                                                ==========      ===========

Basic earnings per share:
     Earnings from continuing operations                        $      .18      $       .13
     Earnings from discontinued operations                             .01                -
                                                                ----------      -----------
        Net income                                              $      .19      $       .13
                                                                ==========      ===========
Weighted average shares outstanding - basic                     68,025,078       67,129,602
                                                                ==========      ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                (in thousands except share and per share amounts)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 2005             2004
                                                              -----------       ----------
Net income                                                    $   13,011        $   8,989
Other comprehensive income (loss):
  Change in foreign currency translation adjustment               (2,106)            (955)
  Change in unrealized appreciation of marketable securities        (211)             155
                                                              ----------        ---------
                                                                  (2,317)            (800)
                                                              ----------        ---------
  Comprehensive income                                        $   10,694        $   8,189
                                                              ==========        =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                (in thousands except share and per share amounts)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2005           2004
                                                                                     ----------    -------------
Cash flows from operating activities:
  Net income                                                                         $  13,011     $      8,989
  Adjustments to reconcile net income to net cash provided by operating activities:
   Income from discontinued operations, including gain on sale of real estate             (340)             (38)
   Depreciation and amortization                                                         6,187            6,140
   Straight-line rent adjustments                                                         (892)          (1,138)
   Income from equity investments in excess of distributions received                      (54)            (258)
   Issuance of shares in satisfaction of current and accrued performance fees            2,156            1,906
   Minority interest in income                                                             448              406
   Unrealized (gain) loss on derivatives, net                                           (2,406)              55
   Unrealized loss on foreign currency transactions, net                                   303              118
   Gain on foreign currency transactions, net                                                -              (58)
   (Decrease) increase in prepaid rents and security deposits                           (3,781)              83
   Change in other operating assets and liabilities, net                                (1,384)            (458)
                                                                                     ---------     ------------
      Net cash provided by continuing operations                                        13,248           15,747
      Net cash provided by discontinued operations                                         144               56
                                                                                     ---------     ------------
          Net cash provided by operating activities                                     13,392           15,803
                                                                                     ---------     ------------

Cash flows from investing activities:
  Distributions from operations of equity investments in excess of equity income           719              419
  Additional capitalized costs                                                             (50)            (368)
  Payment of value added taxes from purchase of real estate                                  -           (1,617)
  Purchase of securities                                                                     -          (10,825)
  Proceeds from sale of real estate and securities                                       9,000           15,950
  Payment of deferred acquisition fees                                                  (3,420)          (3,266)
                                                                                     ---------     ------------
      Net cash provided by investing activities                                          6,249              293
                                                                                     ---------     ------------

Cash flows from financing activities:
  Funds released by mortgage lenders                                                         -               96
  Payments of mortgage principal                                                        (3,060)          (2,716)
  Distributions to minority interest partner                                              (939)            (582)
  Proceeds from issuance of shares, net of costs                                         1,615            1,209
  Dividends paid                                                                       (12,892)         (12,662)
  Purchase of treasury stock                                                            (1,369)            (675)
                                                                                     ---------     ------------
      Net cash used in financing activities                                            (16,645)         (15,330)
                                                                                     ---------     ------------
      Effect of exchange rate changes on cash                                             (448)            (319)
                                                                                     ---------     ------------
      Net increase in cash and cash equivalents                                          2,548              447
Cash and cash equivalents, beginning of period                                          36,395           38,725
                                                                                     ---------     ------------
Cash and cash equivalents, end of period                                             $  38,943     $     39,172
                                                                                     =========     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands except share and per share amounts)

NOTE 1. BASIS OF PRESENTATION:

Corporate Property Associates 14 Incorporated (the "Company") is a Real Estate Investment Trust ("REIT") that invests in commercial properties leased to companies domestically and internationally. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassification

Certain prior period amounts have been reclassified to conform to current period financial statement presentation. For the periods ended March 31, 2005 and 2004, the Company purchased and sold auction-rate securities. As a result, certain amounts were reclassified in the accompanying condensed consolidated statements of cash flows for the period ended March 31, 2004 to conform to the current period presentation.

Dividend

Dividends declared per share for the three-month periods ended March 31, 2005 and 2004 were $.1904 and $.1894, respectively.

NOTE 2. TRANSACTIONS WITH RELATED PARTIES:

In connection with performing services on behalf of the Company, the advisory agreement between the Company and its advisor, W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the preferred return, a cumulative rate of cash flow from operations of 7%. Effective in 2005, the advisory agreement was amended to allow the Advisor to elect to receive restricted common stock for any fee due from the Company. Subsequent to this amendment, the Advisor has elected at its option to receive the performance fees for 2005 in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $2,267 and $2,103 for the three months ended March 31, 2005 and 2004, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2005 and 2004, the Company incurred personnel reimbursements of $668 and $775, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase until paid. No such fees were incurred during the three months ended March 31, 2005 and 2004. An annual installment of deferred fees was paid to the Advisor in January 2005.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                (in thousands except share and per share amounts)

NOTE 3. EQUITY INVESTMENTS:

The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to joint control. The ownership interests range from 11.54% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., True Value Company, Clear Channel Communications, Inc., Starmark Camhood, LLC, U-Haul Moving Partners, Inc.
and Mercury Partners, LP.

Summarized financial information of the Company's equity investees is as follows:

                                                 March 31, 2005   December 31, 2004
                                                 --------------   -----------------
Assets (primarily real estate)                    $1,116,972       $   1,122,692
Liabilities (primarily mortgage notes payable)      (679,232)           (682,377)
                                                  ----------       -------------
Partners' and members' equity                     $  437,740       $     440,315
                                                  ==========       =============
Company's share of equity investees' net assets   $  134,240       $     134,905
                                                  ==========       =============

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                        2005       2004
                                                                                     ---------  ----------
Revenues (primarily rental income and interest income from direct financing leases)  $ 29,100   $   20,569
Expenses (primarily interest on mortgages and depreciation)                           (17,359)     (11,770)
                                                                                     --------   ----------
Net income                                                                           $ 11,741   $    8,799
                                                                                     ========   ==========
Company's share of net income from equity investments                                $  3,811   $    3,367
                                                                                     ========   ==========

NOTE 4. INTEREST IN MORTGAGE LOAN SECURITIZATION:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of March 31, 2005, the fair value of the Company's interest was $6,666, reflecting an aggregate unrealized gain of $904 and cumulative net amortization of $270 ($27 for the three months ended March 31, 2005). The fair value of the Company's interest in CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by Statement of Financial Accounting Standards ("FAS") No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                                    Fair Value as of March 31, 2005   1% Adverse Change   2% Adverse Change
                                    -------------------------------  ------------------  ------------------
Fair value of the interest in CCMT             $  6,666                   $  6,367            $  6,085

The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

NOTE 5. UNREALIZED GAINS AND LOSSES:

Included in the determination of net income for the three months ended March 31, 2005 and 2004 are unrealized gains of $2,103 and unrealized losses of $173, respectively, which reflect changes in the fair value of derivative instruments and losses on foreign currency transactions. Derivative instruments include an interest rate swap agreement on a variable rate limited recourse mortgage obligation, common stock warrants in certain tenant companies, which provide for net settlement, and a provision in a lease contract which provides the Company with an option to receive a portion of rent in U.S. dollars or the local currency. For the period ended March 31, 2005,

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                (in thousands except share and per share amounts)

unrealized gains and losses on derivatives consist of an unrealized gain of $196 on the interest rate swap agreement, unrealized gains of $2,210 on common stock warrants and an unrealized loss of $6 on the foreign currency option. Included in unrealized gains on common stock warrants is a mark-to-market adjustment of $2,199 as a result of the approval of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants in March 2005. The redemption transaction was completed in April 2005. The interest rate swap agreement has a notional amount of $8,834 and matures in September 2007.

NOTE 6. DISCONTINUED OPERATIONS:

In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and gain or loss on sales of real estate for properties held for sale or sold are reflected in the condensed consolidated financial statements as Discontinued Operations for all periods presented.

In February 2005, the Company sold a property in Valencia, California formerly leased to Stellex Technologies, Inc. to a third party and received $1,932, net of selling costs. In connection with this sale, the Company recognized a gain of $196. The results of operations for the Valencia, California property are included in Discontinued Operations and are summarized as follows:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                     2005       2004
                                                                   -------    -------
Revenues (primarily rental revenues and other operating
   income)                                                         $  217     $  105
Expenses (primarily interest on mortgages, depreciation and
   property expenses)                                                 (73)       (67)
Gain on sale of real estate                                           196          -
                                                                   ------     ------
   Earnings from discontinued operations                           $  340     $   38
                                                                   ======     ======

NOTE 7. COMMITMENTS AND CONTINGENCIES:

The Company has provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. The Company's maximum obligations under such indemnification cannot be reasonably estimated. The Company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

As previously reported, the Advisor and Carey Financial Corporation ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an investigation by the United States Securities and Exchange Commission ("SEC") into payments made to third party broker dealers in connection with the distribution of REITs managed by the Advisor and other matters. Although no regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect the Advisor and the REITs managed by the Advisor, including the Company.

In response to the Division of Enforcement of the SEC's subpoenas and requests, the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Advisor (including the Company), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs, including the Company. The Advisor is continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 14 Incorporated contain forward-looking statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

Business Overview

We are a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. We were formed in 1997 and are managed by our advisor, W. P. Carey & Co. LLC (the "Advisor"). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

How We Earn Revenue

The primary source of our revenue is earned from leasing real estate. We invest in commercial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property.

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding dividends to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating our ability to fund dividends. Management's evaluation of our potential for generating cash flow is based on long-term assessments.

Our operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the three-month periods ended March 31, 2005 and 2004 is as follows:

                                                    2005             2004
                                                ------------       --------
  Rental income from operating leases                $28,929        $28,144
  Interest from direct financing leases                3,645          3,388
                                                     -------        -------
                                                     $32,574        $31,532
                                                     =======        =======

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
                (in thousands except share and per share amounts)

For the three-month periods ended March 31, 2005 and 2004, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                                                               2005       2004
                                                                                            -------   --------
Carrefour France, SAS (a)                                                                  $  3,661   $  3,372
Petsmart, Inc. (b)                                                                            2,076      2,076
Federal Express Corporation (b)                                                               1,679      1,661
Nortel Networks Limited.                                                                      1,500      1,500
Atrium Companies, Inc.                                                                        1,194      1,139
Advance PCS, Inc.                                                                             1,075      1,075
Tower Automotive, Inc. (c)                                                                      974        974
Katun Corporation (a)                                                                           965        955
Dick's Sporting Goods, Inc.                                                                     953        953
McLane Company Foodservice, Inc. (c)                                                            895        886
Perkin Elmer, Inc. (a)                                                                          887        891
Metaldyne Company LLC                                                                           874        813
Collins & Aikman Corporation                                                                    861        837
APW North America Inc.                                                                          749        731
Consolidated Theatres (d)                                                                       648        437
Gibson Guitar Corp.                                                                             634        632
Builders FirstSource, Inc.                                                                      628        619
Amerix Corporation                                                                              624        624
Mayo Foundation                                                                                 605        605
Gerber Scientific, Inc.                                                                         584        564
Buffets, Inc.                                                                                   584        568
Waddington North America, Inc.                                                                  580        548
Institutional Jobbers Company                                                                   568        568
Other (a)                                                                                     8,776      8,504
                                                                                           --------   --------
                                                                                           $ 32,574   $ 31,532
                                                                                           ========   ========

    (a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.
    (b) Lease revenues applicable to minority interests in the consolidated amounts above total $2,001 and $1,995 for the three-month periods ended March 31, 2005 and 2004, respectively.
    (c) Tower Automotive filed for Chapter 11 bankruptcy protection in February 2005.
    (d) Increase is the result of percentage of sales rent increases in 2005.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 11.54% to 50%. For the three-month periods ended March 31, 2005 and 2004, our share of net lease revenues in the following lease obligations was as follows:

                                                                                               2005       2004
                                                                                            -------    -------
Starmark Camhood, LLC                                                                       $ 1,873    $ 1,873
Clear Channel Communications, Inc.                                                            1,415      1,415
True Value Company                                                                            1,266      1,264
Advanced Micro Devices, Inc.                                                                    871        815
Mercury Partners and U-Haul Moving Partners (a)                                                 824          -
Applied Materials, Inc.                                                                         819        789
CheckFree Holdings, Inc.                                                                        562        545
Special Devices, Inc.                                                                           510        510
Compucom Systems, Inc.                                                                          352        352
Textron, Inc.                                                                                   319        310
                                                                                            -------    -------
                                                                                            $ 8,811    $ 7,873
                                                                                            =======    =======

    (a) Interest in this investment was acquired in April 2004.


Current Developments and Trends

Competition for investments continues to remain strong. Inflation and interest rates, at least for the short term, are expected to rise. Rising interest rates are expected to have the following impact on our business:

- Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

- Rising interest rates would likely cause an increase in inflation and a corresponding increase in the consumer price index ("CPI"), which over time will result in increased revenue and partially offset the impact of declining property values;

- The impact of rising interest rates would be mitigated through our use of fixed interest rates on the majority of our debt; and

- Rising interest rates may have an impact on the credit quality of certain tenants.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
                (in thousands except share and per share amounts)

For the three months ended March 31, 2005, cash flows generated from operations and equity investments of $14,111 were not sufficient to fund dividends paid and meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests, which totaled $16,891. As a result, we experienced an operating cash shortfall for the three months ended March 31, 2005 of $2,780 (see Financial Condition - Operating Activities below). Management believes that the operating cash shortfall, which was primarily the result of a decline in prepaid rents due to the receipt of certain quarterly rent payments in December 2004 which were due during the quarter ended March 31, 2005, is temporary and not indicative of future results. We have cash and cash equivalent balances of $38,943 as of March 31, 2005 that can be utilized for working capital needs and other commitments and may be used for future real estate purchases.

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in the financial statements; however, rising interest rates and other market conditions may have an adverse affect on the future value of the portfolio.



CURRENT DEVELOPMENTS INCLUDE:

DISPOSITION. In February 2005, we sold a property in Valencia, California for $4,116. We recognized a gain of $196 on this transaction. The operations of this property are included in Discontinued Operations for all periods presented.

SENIOR MANAGEMENT. In March 2005, Gordon F. DuGan, vice chairman, was elected chief executive officer. Mr. DuGan was previously our co-chief executive officer with William Polk Carey, who will remain chairman of the board. Mr. DuGan will also serve as chief executive officer of our Advisor. Also in March 2005, Thomas
E. Zacharias was appointed chief operating officer. Mr. Zacharias will continue to serve as managing director and head of our Advisor's asset management department and will also serve as our Advisor's chief operating officer. In connection with the ongoing investigation by the United States Securities and Exchange Commission, the Board of Directors has accepted the resignation of John
J. Park as chief financial officer and elected Claude Fernandez, who has been our principal accounting officer, as acting chief financial officer. A search is underway for a new chief financial officer.

DIVIDEND. In March 2005, our board of directors approved and increased the first quarter dividend to $.1904 per share payable in April 2005 to shareholders of record as of March 31, 2005.

RESULTS OF OPERATIONS

Lease Revenues

For the comparable quarters ended March 31, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $1,042 primarily as a result of $672 from rent increases at several properties, $256 from the impact of favorable changes in foreign exchange rates (Euro and the British Pound) on rents from foreign properties and $249 from new leases entered into in 2004, the completion of a build-to-suit project in 2004 and a lease renewal in January 2005. These increases were partially offset by a decrease in lease revenue due to lease terminations. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

A lease with Best Buy, Inc. that contributed $1,900 in annual rent was extended in January 2005 for an additional 5 years and will now contribute $2,152 in annual rent and expire in January 2010. There are no other lease expirations in the next 12 months. Tower Automotive, Inc., the lessee of four properties that generated annual lease revenues of $3,895 in 2004, filed a voluntary petition of bankruptcy in February 2005. Tower, which is current on all its lease obligations, has not yet notified us whether it intends to affirm its lease. Meridian Automotive Systems, Inc., the lessee of a property that generated annual lease revenues of $1,207 in 2004, filed a voluntary petition of bankruptcy in April 2005. Meridian, which is current on its lease obligations, has not yet notified us whether it intends to affirm its lease.


General and Administrative Expenses

For the comparable quarters ended March 31, 2005 and 2004, general and administrative expenses decreased $209 primarily due to a decline in our share of expenses allocated to us by the Advisor due to an increase in the asset base of affiliated REITs. As investment activity of affiliated REITs continues to increase, fees allocated to us by our Advisor are expected to decline.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
                (in thousands except share and per share amounts)

Property Expenses

For the comparable quarters ended March 31, 2005 and 2004, property expenses increased by $765 primarily due to an increase in asset management and performance fees of $328, which was the result of increases in property values pursuant to the annual third party valuation of our portfolio as of December 31, 2004, and an increase in reimbursable tenant costs of $295. Reimbursable tenant costs are recorded as other operating income and property expense and have no impact on net income.

Income From Equity Investments

For the comparable quarters ended March 31, 2005 and 2004, income from equity investments increased by $444 primarily as a result of our April 2004 purchase of an 11.54% interest in a newly-formed limited partnership which purchased 78 U-Haul properties. This acquisition contributed $293 of the total increase. Income from equity investments also increased as a result of rent increases at several properties.

Interest Expense

For the comparable quarters ended March 31, 2005 and 2004, interest expense decreased by $230 primarily due to a $13,261 reduction in mortgage notes payable balances, all of which provide for scheduled mortgage principal payments.


Gain (Loss) on Derivative Instruments, Net

Gain on derivative instruments, net, of $2,406 for the quarter ended March 31, 2005 primarily represents a mark-to-market adjustment on common stock warrants of $2,199 as a result of the approval of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants in March 2005. The redemption transaction was completed in April 2005.


Income From Discontinued Operations

Income from discontinued operations of $340 for the quarter ended March 31, 2005 represents the results of operations and a gain of $196 on the sale of our Valencia, California property in February 2005.

Net Income

For the comparable quarters ended March 31, 2005 and 2004, net income increased by $4,022 primarily due to increases in total revenues of $1,460 and income from equity investments of $444. Net income benefited from a mark-to-market adjustment related to the approval of a warrant redemption transaction that resulted in an unrealized gain of $2,199. Net income also benefited from reductions in general and administrative expenses of $209, interest expense of $230 and a gain on the sale of property of $196. These increases were partially offset by an increase in property expense of $765. These variances are described above.

FINANCIAL CONDITION

Uses of Cash During the Period

There has been no material change in our financial condition since December 31, 2004. Cash and cash equivalents totaled $38,943 as of March 31, 2005, an increase of $2,548 from the December 31, 2004 balance. Management believes that we have sufficient cash balances to meet our working capital needs. Our use of cash during the period is described below.

OPERATING ACTIVITIES - For the three-month period ended March 31, 2005, cash flows from operating activities and equity investments of $14,111 were not sufficient to pay dividends to shareholders of $12,892, meet scheduled principal payment installments on mortgage debt of $3,060 and distribute $939 to minority partners. This cash shortfall was primarily the result of a decline in prepaid rents due to the receipt of certain quarterly rent payments in December 2004 which were due during the quarter ended March 31, 2005. Variances in amount of rent collected in any given period can occur due to differences in the timing of tenant payments. Management believes that this shortfall is temporary and not indicative of future results.

Annual operating cash flow is expected to increase as a result of recent lease activity, including three new leases signed in 2004, the completion of a build-to-suit project in late 2004 and the lease renewal in 2005 with Best Buy (see Results of Operations - Lease Revenue above). These leases will contribute additional annual cash flow of approximately $1,242. Scheduled rent increases in 2005 at several existing properties will also contribute to increased cash flow.

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate purchases, payment of our annual installment of deferred acquisition fees and receipt of proceeds from the sale of property. Proceeds from the sale of property were $9,000, which consists primarily of $7,000 from the sale of marketable securities and the proceeds from the sale of our Valencia, California property. The annual installment of deferred acquisition fees is paid each January and was $3,420 in 2005.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
                (in thousands except share and per share amounts)

FINANCING ACTIVITIES - In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, we used $1,369 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. We also obtained $1,615 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.

Substantially all of our mortgages are limited recourse and bear interest at fixed rates. Accordingly, our cash flow should not be adversely affected by increases in interest rates, which are near historical lows. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will allow us to limit our exposure of all of our assets with respect to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow us to meet our short-term and long-term liquidity needs and has helped to diversify our portfolio and, therefore, reduce concentration of risk in any particular lessee.

Cash Resources

As of March 31, 2005, we had $38,943 in cash and cash equivalents that can be used for working capital needs and other commitments and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $55,718 as of March 31, 2005 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until February 2008), paying dividends to shareholders and making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from new leases, the completed build-to-suit projects and recent property acquisitions, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months.

Other Matters

We have foreign operations in Europe and may recognize transaction gains and losses from our foreign operations. Foreign currency transaction gains and losses were not material to our results of operations for the current quarter. We are subject to material foreign currency exchange rate risk from the effects of changes in exchange rates. To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. As of March 31, 2005, Carrefour, which leases properties in France, contributed 9% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
                (in thousands except share and per share amounts)

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of March 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                           LESS THAN                          MORE THAN 5
                                                TOTAL       1 YEAR     1-3 YEARS   3-5 YEARS    YEARS
Limited recourse mortgage notes payable (1)  $ 1,052,465  $  63,579   $ 130,769   $  193,305  $  664,812
Deferred acquisition fees (1)                     19,437      4,500       8,098        5,238       1,601
Subordinated disposition fees (2)                    363          -           -            -         363
Operating leases (3)                               5,996        407         971        1,025       3,593
                                             -----------  ---------   ---------   ----------  ----------
                                             $ 1,078,261  $  68,486   $ 139,838   $  199,568  $  670,369
                                             ===========  =========   =========   ==========  ===========

(1) Amounts are inclusive of principal and interest.

(2) Payable, subject to meeting contingencies, in connection with any liquidity event.

(3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities.

As of March 31, 2005, we have no material capital lease obligations, either individually or in the aggregate.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands except share and per share amounts)

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

Our marketable securities consist of our ownership interests in Carey Commercial Mortgage Trust. The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2005, our marketable securities had a fair value of $6,666.

Approximately $671,247 of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rates on our fixed rate debt as of March 31, 2005 ranged from 5.15% to 8.85%. The interest rate on our variable rate debt as of March 31, 2005 ranged from 3.55% to 4.69%.

                                  2005      2006       2007       2008       2009     THEREAFTER    TOTAL    FAIR VALUE
                                -------   ---------  --------   --------   ---------  ----------  ---------  ----------
Fixed rate debt                 $ 8,836   $ 12,746   $ 13,700   $ 19,871   $ 62,580   $ 553,514   $ 671,247  $ 687,775
Weighted average interest rate     7.11%      7.12%      7.13%      7.29%      7.99%       7.36%
Variable rate debt              $   294   $    400   $    407   $    415   $    425   $  16,922   $  18,863  $  18,863

Annual interest expense from variable rate debt would increase or decrease by approximately $189 for each change of 1% in annual interest rates. We have an interest rate swap agreement on a variable rate obligation with a balance at March 31, 2005 of $8,836, for which the related cash flow is therefore not affected by changes in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at March 31, 2005 by approximately $34,903.

Foreign Currency Exchange Rate Risk

We have foreign operations in the United Kingdom, Finland, France and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. The foreign operations were not significant to our consolidated financial position, results of operations or cash flows during the three-month periods ended March 31, 2005 and 2004. Foreign currency translation losses of $303 and $60 for the three-month periods ended March 31, 2005 and 2004, respectively, are included in the accompanying condensed consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.

To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

Item 4. - CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Our Chief Executive Officer and Chief Financial Officer have conducted a review of our disclosure controls and procedures as of March 31, 2005.

Based upon this review, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) For the quarter ended March 31, 2005, 178,242 shares were issued to the Advisor as consideration for performance fees. Shares were issued at per share amounts which ranged from $11.30 to $12.10.

      (c)   Issuer Purchases of Equity Securities

                                                                        Total Number of Shares
                                                                        Purchased as Part of
                                      Total Number of   Average Price   Publicly Announced
              Period                  Shares Purchased  Paid Per Share  Plans or Programs (1)
------------------------------------  ----------------  ------------------------------------
January 1, 2005 - January 31, 2005       138,585           $ 10.16              N/A
February 1, 2005 - February 28, 2005           -                 -              N/A
March 1, 2005 - March 31, 2005                 -                 -              N/A
                                         -------
                                         138,585
                                         =======

(1) All shares were purchased pursuant to the Company's redemption plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's Board of Directors.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2005, no matters were submitted to a vote of security holders.

Item 5. - OTHER INFORMATION

On May 5, 2005, the Advisor announced the resignation of John Park as its Chief Financial Officer in connection with an ongoing investigation by the Securities and Exchange Commission of payments to broker-dealers that is described in the
Company's Annual Report on Form 10-K for the year ended December 31, 2004.   Mr.
Park has also resigned as Chief Financial Officer of the Company.

Claude Fernandez, the Company's Principal Accounting Officer, will assume the position of acting Chief Financial Officer and Michael D. Roberts, an Executive Director of the Company, will assume the position of acting Principal Accounting Officer, effective immediately. The Company has commenced a search for a new Chief Financial Officer.

Claude Fernandez, age 52, joined the Company as Assistant Controller in March 1983, was elected Controller in July 1983, Vice President in April 1986, and was until now a Managing Director and the Principal Accounting Officer of the Company.

Michael D. Roberts, age 53, joined the Company as Second Vice President and Assistant Controller in April 1989, was named Vice President and Controller in October in 1989, First Vice President in 1997, and was until now an Executive Director of the Company.

Item 6. - EXHIBITS

      31.1  Certification of Chief Executive Officer

      31.2  Certification of Chief Financial Officer

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

 5/10/2005                         By: /s/ Claude Fernandez
  Date                                 ----------------------------------
                                       Claude Fernandez
                                       Managing Director and
                                       acting Chief Financial Officer
                                       (acting Principal Financial Officer)

 5/10/2005                         By: /s/ Michael D. Roberts
  Date                                 ----------------------------------
                                       Michael D. Roberts
                                       Executive Director and Controller
                                       (acting Principal Accounting Officer)