Form 10-Q
period 2005-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2005-08-15
CIK 1041326

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

   Registrant has 68,219,142 shares of common stock, $.001 par value outstanding at August 9, 2005.

================================================================================

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                                                                    Page No.
                                                                                                                    --------
PART I
Item 1. - Financial Statements*
      Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                                              3
      Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004                        4
      Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2005 and 2004          5
      Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004                              6
      Notes to Consolidated Financial Statements                                                                       7-9
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations                      10-15
Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                                    16
Item 4. - Controls and Procedures                                                                                       17
PART II - Other Information
Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                                                   18
Item 4. - Submission of Matters to a Vote of Security Holders                                                           18
Item 6. - Exhibits                                                                                                      18
Signatures                                                                                                              19

* The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)

                                                                                                               DECEMBER 31, 2004
                                                                                              JUNE 30, 2005         (NOTE)
                                                                                              -------------    -----------------
                                     ASSETS:

Land and buildings, net of accumulated depreciation of $96,568 at June 30, 2005 and
  $86,212 at December 31, 2004                                                                $     966,668    $         999,861
Net investment in direct financing leases                                                           115,848              116,343
Equity investments                                                                                  133,741              134,905
Asset held for sale                                                                                       -                3,797
Cash and cash equivalents                                                                            41,735               36,395
Marketable securities                                                                                 6,702               13,904
Other assets, net                                                                                    45,478               41,150
                                                                                              -------------    -----------------
     Total assets                                                                             $   1,310,172    $       1,346,355
                                                                                              =============    =================

            LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                                        $     678,005    $         701,181
Mortgage notes payable on asset held for sale                                                             -                2,190
Accrued interest                                                                                      4,364                4,612
Due to affiliates                                                                                     4,469                4,925
Accounts payable and accrued expenses                                                                 5,397                3,760
Prepaid rental income and security deposits                                                          18,280               22,233
Deferred acquisition fees payable to affiliate                                                       16,424               20,012
Other liabilities                                                                                     1,526                1,424
Dividends payable                                                                                    13,020               12,894
                                                                                              -------------    -----------------
     Total liabilities                                                                              741,485              773,231
                                                                                              -------------    -----------------

Minority interest                                                                                    25,638               26,426
                                                                                              -------------    -----------------

Commitments and contingencies (Note 7)

Shareholders' equity:
Common stock, $.001 par value; 120,000,000 shares authorized; issued and outstanding,
  69,640,756 shares at June 30, 2005 and 68,982,023 shares at December 31, 2004                          70                   69
Additional paid-in capital                                                                          628,060              620,366
Dividends in excess of accumulated earnings                                                         (78,584)             (76,301)
Accumulated other comprehensive income                                                                8,507               13,621
                                                                                              -------------    -----------------
                                                                                                    558,053              557,755

Less, treasury stock at cost, 1,567,254 shares at June 30, 2005 and 1,191,490 shares at
  December 31, 2004                                                                                 (15,004)             (11,057)
                                                                                              -------------    -----------------
     Total shareholders' equity                                                                     543,049              546,698
                                                                                              -------------    -----------------
     Total liabilities, minority interest and shareholders' equity                            $   1,310,172    $       1,346,355
                                                                                              =============    =================

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (in thousands except share and per share amounts)

                                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                  -----------------------------     -----------------------------
                                                                      2005             2004             2005             2004
                                                                  ------------     ------------     ------------     ------------
Revenues:
  Rental income                                                   $     29,012     $     28,087     $     57,941     $     56,231
  Interest income from direct financing leases                           3,445            3,319            7,090            6,707
  Other operating income                                                   748              948            1,386            1,168
                                                                  ------------     ------------     ------------     ------------
                                                                        33,205           32,354           66,417           64,106
                                                                  ------------     ------------     ------------     ------------
Operating expenses:
  Depreciation                                                           5,884            5,829           11,788           11,672
  General and administrative                                             1,465            1,560            3,050            3,354
  Property expenses                                                      6,315            5,798           11,946           10,664
                                                                  ------------     ------------     ------------     ------------
                                                                        13,664           13,187           26,784           25,690
                                                                  ------------     ------------     ------------     ------------

    Income from continuing operations before other interest
     income, minority interest, equity income,
     interest expense and gains and losses                              19,541           19,167           39,633           38,416

  Other interest income                                                    813              280            1,171              611
  Minority interest in income                                             (566)            (406)          (1,014)            (812)
  Income from equity investments                                         3,931            3,578            7,742            6,945
  Interest expense                                                     (13,296)         (13,427)         (26,541)         (26,902)
                                                                  ------------     ------------     ------------     ------------

   Income from continuing operations before gain (loss)                 10,423            9,192           20,991           18,258

  Gain (loss) on derivative instruments, net                               192             (847)           2,598             (902)
  Gain (loss) on foreign currency transactions, net                         52              507             (251)             447
                                                                  ------------     ------------     ------------     ------------

   Income from continuing operations                                    10,667            8,852           23,338           17,803

Discontinued operations:
  Income from operations of discontinued properties                          -               53              144               91
  Gain on sale of real estate                                                -                -              196                -
                                                                  ------------     ------------     ------------     ------------
   Income from discontinued operations                                       -               53              340               91

   Net income                                                     $     10,667     $      8,905     $     23,678     $     17,894
                                                                  ============     ============     ============     ============

Basic earnings per share:
   Earnings from continuing operations                            $        .16     $        .13     $        .34     $        .27
   Income from discontinued operations                                       -                -              .01                -
                                                                  ------------     ------------     ------------     ------------
     Net income                                                   $        .16     $        .13     $        .35     $        .27
                                                                  ============     ============     ============     ============

Dividends declared per share                                      $      .1909     $      .1897     $      .3813     $      .3791
                                                                  ============     ============     ============     ============

Weighted average shares outstanding - basic                         68,166,303       67,339,075       68,096,081       67,234,339
                                                                  ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                    -----------------------------     -----------------------------
                                                                        2005             2004             2005             2004
                                                                    ------------     ------------     ------------     ------------
Net income                                                          $     10,667     $      8,905     $     23,678     $     17,894
Other comprehensive income (loss):
  Change in foreign currency translation adjustment                       (2,858)            (885)          (4,964)          (1,840)
  Change in unrealized appreciation of marketable securities                  61             (241)            (150)             (86)
                                                                    ------------     ------------     ------------     ------------
                                                                          (2,797)          (1,126)          (5,114)          (1,926)
                                                                    ------------     ------------     ------------     ------------
  Comprehensive income                                              $      7,870     $      7,779     $     18,564     $     15,968
                                                                    ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                             ------------------------------
                                                                                                 2005              2004
                                                                                             ------------      ------------
Cash flows from operating activities:
  Net income                                                                                 $     23,678      $     17,894
  Adjustments to reconcile net income to net cash provided by operating activities:
   Income from discontinued operations, including gain on sale of real estate                        (340)              (91)
   Depreciation and amortization                                                                   12,352            12,290
   Straight-line rent adjustments                                                                  (1,676)           (2,319)
   Income from equity investments in excess of distributions received                                (186)             (455)
   Issuance of shares to affiliate in satisfaction of fees due                                      4,424             4,008
   Minority interest in income                                                                      1,014               812
   Reversal of unrealized loss on warrants                                                             (7)                -
   Realized gain on sale of warrants                                                               (2,192)                -
   Unrealized (gain) loss on derivatives, net                                                        (399)              902
   Unrealized loss on foreign currency transactions, net                                              696               279
   Gain on foreign currency transactions, net                                                        (445)             (726)
   Decrease in prepaid rents and security deposits                                                 (4,076)             (987)
   Change in other operating assets and liabilities, net                                           (2,086)           (1,134)
                                                                                             ------------      ------------
      Net cash provided by continuing operations                                                   30,757            30,473
      Net cash provided by discontinued operations                                                    144               128
                                                                                             ------------      ------------
        Net cash provided by operating activities                                                  30,901            30,601
                                                                                             ------------      ------------

Cash flows from investing activities:
  Distributions from operations of equity investments in excess of equity income                    1,350             1,423
  Additional capitalized costs                                                                        (50)          (15,665)
  Payment of value added taxes from purchase of real estate                                             -            (1,617)
  Purchase of securities                                                                                -           (10,825)
  Proceeds from sale of securities                                                                  7,000            19,775
  Proceeds from sale of real estate                                                                 2,000                 -
  Proceeds from sale of warrants                                                                    2,432                 -
  Payment of deferred acquisition fees                                                             (3,420)           (3,266)
                                                                                             ------------      ------------
        Net cash provided by (used in) investing activities                                         9,312           (10,175)
                                                                                             ------------      ------------

Cash flows from financing activities:
  Funds released by mortgage lenders                                                                    -               167
  Payments of mortgage principal                                                                   (5,834)           (5,354)
  Distributions to minority interest partner                                                       (1,802)           (1,427)
  Contributions from minority interest partner                                                          -               111
  Proceeds from issuance of shares, net of costs                                                    3,271             2,607
  Dividends paid                                                                                  (25,835)          (25,380)
  Purchase of treasury stock                                                                       (3,947)           (1,876)
                                                                                             ------------      ------------
        Net cash used in financing activities                                                     (34,147)          (31,152)
                                                                                             ------------      ------------

        Effect of exchange rate changes on cash                                                      (726)             (344)
                                                                                             ------------      ------------
        Net increase (decrease) in cash and cash equivalents                                        5,340           (11,070)
Cash and cash equivalents, beginning of period                                                     36,395            38,725
                                                                                             ------------      ------------
Cash and cash equivalents, end of period                                                     $     41,735      $     27,655
                                                                                             ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands except share and per share amounts)

NOTE 1. BASIS OF PRESENTATION:

Corporate Property Associates 14 Incorporated (the "Company") is a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). They do not include all information and notes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Information About Geographic Areas

The Company has international investments in Finland, France, the Netherlands and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $5,265 and $4,852 for the three months ended June 30, 2005 and 2004, respectively, and $10,607 and $9,857 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, long-lived assets from international investments were $178,511 and $202,334, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to current period financial statement presentation. For the periods ended June 30, 2005 and 2004, the Company purchased and sold auction-rate securities. As a result, certain amounts were reclassified in the accompanying statements of cash flows for the period ended June 30, 2004 to conform to the current period presentation.

NOTE 2. TRANSACTIONS WITH RELATED PARTIES:

In connection with performing services on behalf of the Company, the advisory agreement between the Company and a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the preferred return, a cumulative rate of cash flow from operations of 7%. Effective in 2005, the advisory agreement was amended to allow the Advisor to elect to receive restricted common stock for any fee due from the Company. Subsequent to this amendment, the Advisor has elected to receive the performance fees for 2005 in restricted shares of common stock of the Company. The Advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $2,259 and $2,133 for the three months ended June 30, 2005 and 2004, respectively, and $4,526 and $4,236 for the six months ended June 30, 2005 and 2004, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying financial statements. For the three months ended June 30, 2005 and 2004, the Company incurred personnel reimbursements of $730 and $774, respectively, and $1,398 and $1,549 for the six months ended June 30, 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase until paid. Current and deferred fees for transactions completed during the six months ended June 30, 2004 were $901 and $721, respectively. No such fees were incurred during the six months ended June 30, 2005. An annual installment of deferred fees was paid to the Advisor in January 2005.

                  CORPORATE PROPERTY ACCOCIATES 14 INCORPORATED

                (in thousands except share and per share amounts)


NOTE 3. EQUITY INVESTMENTS:

The Company owns interests in single-tenant net leased properties leased to corporations (i) through noncontrolling interests in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to joint control. The ownership interests range from 11.54% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., True Value Company, Clear Channel Communications, Inc., Starmark Camhood, LLC, U-Haul Moving Partners, Inc. and Mercury Partners, LP.

Summarized financial information of the Company's equity investees is as follows:

                                                                                 JUNE 30, 2005      DECEMBER 31, 2004
                                                                                ---------------     -----------------
Assets (primarily real estate)                                                  $     1,111,141     $       1,122,692
Liabilities (primarily mortgage notes payable)                                         (675,071)             (682,377)
                                                                                ---------------     -----------------
Partners' and members' equity                                                   $       436,070     $         440,315
                                                                                ===============     =================
Company's share of equity investees' net assets                                 $       133,741     $         134,905
                                                                                ===============     =================

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                     2005                2004
                                                                                --------------      --------------
Revenues (primarily rental income and interest income
from direct financing leases)                                                   $       58,147      $       47,962
Expenses (primarily interest on mortgages and depreciation)                            (34,385)            (28,885)
                                                                                --------------      --------------
Net income                                                                      $       23,762      $       19,077
                                                                                ==============      ==============
Company's share of net income from equity investments                           $        7,742      $        6,945
                                                                                ==============      ==============

NOTE 4. INTEREST IN MORTGAGE LOAN SECURITIZATION:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of June 30, 2005, the fair value of the Company's interest was $6,702, reflecting an aggregate unrealized gain of $965 and cumulative net amortization of $295 ($52 for the six months ended June 30, 2005). The fair value of the Company's interest in CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

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

                                                          FAIR VALUE AS OF JUNE 30, 2005   1% ADVERSE CHANGE   2% ADVERSE CHANGE
                                                          ------------------------------   -----------------   -----------------
Fair value of the interest in CCMT                                   $  6,702                  $ 6,405             $ 6,126

The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

NOTE 5. DERIVATIVE INSTRUMENTS:

Derivative instruments include an interest rate swap agreement on a variable rate limited recourse mortgage obligation which has a notional amount of $8,796 and matures in September 2007, common stock warrants in certain tenant companies, which provide for net settlement, and a provision in a lease contract which provides the Company with an option to receive a portion of rent in U.S. dollars or the local currency. The interest rate swap agreement was entered into for the purpose of fixing the interest rate on the limited recourse obligation for the term of that obligation.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                (in thousands except share and per share amounts)


For the three and six months ended June 30, 2005 and 2004, unrealized gains and losses on derivative instruments were as follows:

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                                ------------------------------      ------------------------------
                                                                    2005              2004              2005              2004
                                                                ------------      ------------      ------------      ------------
Unrealized (loss) gain on common stock warrants(1)              $     (1,999)     $        (82)     $        211      $       (137)
Unrealized (loss) gain on interest rate swap agreement                    (1)             (766)              195              (766)
Unrealized gain (loss) on foreign currency option(2)                       3                (6)               (4)               (6)
                                                                ------------      ------------      ------------      ------------
                                                                $     (1,997)     $       (854)     $        402      $       (909)
                                                                ============      ============      ============      ============

      1. Includes the reversal of an unrealized gain of $2,199 recognized during the three months ended March 31, 2005 in connection with the approval of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants. The redemption transaction was completed in April 2005, at which time the Company recognized a realized gain of $2,192.

      2. Included in gain (loss) on foreign currency transactions, net in the accompanying financial statements.

NOTE 6. DISCONTINUED OPERATIONS:

2005 DISPOSITIONS

In February 2005, the Company sold a property in Valencia, California formerly leased to Stellex Technologies, Inc. to a third party and received $1,932, net of selling costs. In connection with this sale, the Company recognized a gain of $196. The results of operations for the Valencia, California property are included in Discontinued Operations and are summarized as follows:

In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying financial statements as Discontinued Operations for all periods presented and are summarized as follows:

                                                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------     --------------------------
                                                                            2005           2004            2005            2004
                                                                        -----------     -----------     ----------      ----------
Revenues (primarily rental revenues and other operating income)         $         -     $       106     $      217      $      211
Expenses (primarily interest on mortgages, depreciation and property
   expenses)                                                                      -             (53)           (73)           (120)
Gain on sale of real estate                                                       -               -            196               -
                                                                        -----------     -----------     ----------      ----------
  Income from discontinued operations                                   $         -     $        53     $      340      $       91
                                                                        ===========     ===========     ==========      ==========

NOTE 7. COMMITMENTS AND CONTINGENCIES:

As previously reported, the Advisor and Carey Financial, LLC ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.

In response to subpoenas and requests of the Division of Enforcement of the SEC ("Enforcement Staff"), the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the Advisor (including Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), the Company and Corporate Property Associates 15 Incorporated ("CPA(R):15"), in addition to selling commissions and selected dealer fees.

Among the payments reflected in documents produced to the Enforcement Staff were certain payments, aggregating in excess of $9,400, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $870; CPA(R):12 paid in excess of $2,400; the Company paid in excess of $4,900; and CPA(R):15 paid in excess of $1,200. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

Although no formal regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Advisor and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against the Advisor or Carey Financial could also have a material adverse effect on the Company because of the Company's dependence on the Advisor and Carey Financial for a broad range of services.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 14 Incorporated contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

BUSINESS OVERVIEW

We are a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. We were formed in 1997 and are managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

HOW WE EARN REVENUE

The primary source of our revenue is earned from leasing real estate. We invest in commercial and industrial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property.

HOW MANAGEMENT EVALUATES RESULTS OF OPERATIONS

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management's evaluation of our potential for generating cash flow includes our assessment of the long-term sustainability of our real estate portfolio.

Our operations consist of the investment in and the leasing of commercial and industrial real estate. Management's evaluation of the sources of lease revenues for the six-month periods ended June 30, 2005 and 2004 is as follows:

                                                                        2005          2004
                                                                    ------------   -----------
Rental income from operating leases                                 $     57,941   $    56,231
Interest from direct financing leases                                      7,090         6,707
                                                                    ------------   -----------
                                                                    $     65,031   $    62,938
                                                                    ============   ===========

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

For the six-month periods ended June 30, 2005 and 2004, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                                   -----------------------------
                                                                                                       2005             2004
                                                                                                   -------------    ------------
Carrefour France, SAS (a) (d)                                                                      $       7,299    $      6,690
Petsmart, Inc. (b)                                                                                         4,152           4,152
Federal Express Corporation (b)                                                                            3,359           3,322
Nortel Networks Limited.                                                                                   3,000           3,000
Atrium Companies, Inc.                                                                                     2,388           2,278
Advance PCS, Inc.                                                                                          2,150           2,150
Tower Automotive, Inc. (c)                                                                                 2,002           1,948
Katun Corporation (a)                                                                                      1,922           1,902
Dick's Sporting Goods, Inc.                                                                                1,905           1,905
McLane Company Foodservice, Inc. (b)                                                                       1,797           1,777
Metaldyne Company LLC                                                                                      1,748           1,625
Perkin Elmer, Inc. (a)                                                                                     1,740           1,698
Collins & Aikman Corporation (c)                                                                           1,723           1,674
APW North America Inc.                                                                                     1,502           1,466
Gibson Guitar Corp. (b)                                                                                    1,296           1,264
Builders FirstSource, Inc. (b)                                                                             1,255           1,242
Amerix Corporation                                                                                         1,249           1,249
Mayo Foundation                                                                                            1,210           1,210
Gerber Scientific, Inc.                                                                                    1,169           1,128
Buffets, Inc.                                                                                              1,167           1,136
Waddington North America, Inc.                                                                             1,161           1,119
Institutional Jobbers Company                                                                              1,135           1,135
Best Buy                                                                                                   1,107           1,002
Other (a) (b)                                                                                             17,595          16,866
                                                                                                   -------------    ------------
                                                                                                   $      65,031    $     62,938
                                                                                                   =============    ============

   (a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

   (b) Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $4,020 and $3,980 for the six-month periods ended June 30, 2005 and 2004, respectively.

   (c) Filed for Chapter 11 bankruptcy protection during 2005.

   (d) Increase is primarily due to a scheduled rent increase in December 2004.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 11.54% to 50%. For the six-month periods ended June 30, 2005 and 2004, our share of net lease revenues in the following lease obligations was as follows:

                                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                                   -----------------------------
                                                                                                       2005             2004
                                                                                                   ------------     ------------
Starmark Camhood, LLC                                                                              $      3,721     $      3,746
Clear Channel Communications, Inc.                                                                        2,830            2,830
True Value Company                                                                                        2,533            2,533
Advanced Micro Devices, Inc.                                                                              1,742            1,629
Mercury Partners and U-Haul Moving Partners (a)                                                           1,647              568
Applied Materials, Inc.                                                                                   1,639            1,609
CheckFree Holdings, Inc.                                                                                  1,124            1,090
Special Devices, Inc.                                                                                     1,019            1,019
Compucom Systems, Inc.                                                                                      731              704
Textron, Inc.                                                                                               657              620
                                                                                                   ------------     ------------
                                                                                                   $     17,643     $     16,348
                                                                                                   ============     ============

   (a) Interest in this investment was acquired on April 29, 2004.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)


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

- The impact of rising interest rates would be mitigated through our use of fixed interest rates on the majority of our debt, except to the extent we seek financing on unencumbered properties; and

- Rising interest rates may have an impact on the credit quality of certain tenants.

For the three months ended June 30, 2005, cash flows generated from operations and equity investments of $18,140 were sufficient to fund shareholder distributions and meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests, which totaled $16,580. However, we experienced an operating cash shortfall of $1,220 for the six months ended June 30, 2005 (see Financial Condition - Operating Activities below). We believe that the operating cash shortfall, which was primarily the result of a decline in prepaid rents due to the receipt of certain quarterly rent payments in December 2004 which were due during the quarter ended March 31, 2005, is temporary and not indicative of future results. We have cash and cash equivalent balances of $41,735 as of June 30, 2005 that can be utilized for working capital needs and other commitments and may be used for future real estate purchases.

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in the financial statements; however, rising interest rates and other market conditions may have an adverse affect on the future value of the portfolio.

Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have six tenants in the auto industry, of which three have filed voluntary petitions of bankruptcy during the six months ended June 30, 2005. The tenants who have filed for bankruptcy protection have not indicated whether they will affirm their leases. These six tenants account for annual lease revenue of $16,068 and have an aggregate carrying value of $144,623 as of June 30, 2005. Of these totals, the three tenants that filed for bankruptcy protection account for approximately $8,845 and $69,243 of annual lease revenue and carrying value at June 30, 2005, respectively. All tenants are current on their obligations. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an impact on our results of operations.

CURRENT DEVELOPMENTS INCLUDE:

DIVIDEND. In June 2005, our board of directors approved and increased the second quarter dividend to $.1909 per share payable in July 2005 to shareholders of record as of June 30, 2005.

RESULTS OF OPERATIONS

LEASE REVENUES

For the comparable quarters ended June 30, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $1,051 primarily as a result of $544 from rent increases at several properties, $261 from lease activity at existing properties (leases with new tenants, lease renewals, etc.) and the completion of a build-to-suit project in 2004 and $229 from the impact of changes in foreign exchange rates (Euro and the British Pound) on rents from foreign properties. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)


For the comparable six-month periods ended June 30, 2005 and 2004, lease revenues increased by $2,093 primarily due to the same factors described above. Rent increases at several properties accounted for $1,218 of the total increase while lease activity at existing properties and foreign currency fluctuations accounted for $477 and $476 of the increase, respectively.

Recent Lease Activity -

Meridian Automotive Systems, Inc., the lessee of a property that generated annual lease revenues of $1,207 in 2004, filed a voluntary petition of bankruptcy in April 2005. Collins and Aikman Corporation, the lessee of several properties that generated annual lease revenues of $3,373 in 2004, filed a voluntary petition of bankruptcy in May 2005. Both tenants are in the automotive industry and are current on their lease obligations (see current developments and trends above).

PROPERTY EXPENSES

For the comparable quarters ended June 30, 2005 and 2004, property expenses increased by $517 primarily due to an increase in asset management and performance fees of $253, which was the result of increases in property values pursuant to the annual third party valuation of our portfolio as of December 31, 2004, a $188 repair expenditure at a property in California, an increase in reimbursable tenant costs of $90 as well as an increase in insurance expense. Reimbursable tenant costs are recorded as other operating income and property expense and have no impact on net income. These expenses were partially offset by a decrease in carrying costs relating to a formerly vacant property in California which has since been re-leased.

For the comparable six-month periods ended June 30, 2005 and 2004 property expenses increased by $1,282 primarily due to the same factors described above. Asset management and performance fees increased $581, reimbursable tenant costs increased $385 and we incurred a $188 repair expenditure at a property in California.

INCOME FROM EQUITY INVESTMENTS

For the comparable quarters ended June 30, 2005 and 2004, income from equity investments increased by $353 primarily as a result of our April 2004 purchase of an 11.54% interest in a limited partnership which purchased 78 U-Haul properties. This acquisition contributed $123 of the total increase. Rent increases at several properties as well as a reduction in interest expense due to scheduled mortgage principal payments also contributed to this increase.

For the comparable six-month periods ended June 30, 2005 and 2004, income from equity investments increased by $797 primarily due to the same factors described above. The U-Haul acquisition contributed $416 of the increase.

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS, NET

Gain on derivative instruments, net, of $192 for the three months ended June 30, 2005 primarily relates to the increase in valuation of certain common stock warrants. The loss on derivative instruments for the comparable prior year period was primarily attributable to an interest rate swap contract.

Gain on derivative instruments, net, of $2,598 for the six months ended June 30, 2005 primarily represents a realized gain of $2,192 on common stock warrants of as a result of the completion of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants in April 2005. The loss on derivative instruments for the comparable prior year period was primarily attributable to an interest rate swap contract.

INCOME FROM DISCONTINUED OPERATIONS

Included in income from discontinued operations for the three and six-month periods ended June 30, 2005 and 2004 are the results of operations and gain of $196 on the sale of our Valencia, California property in February 2005.

NET INCOME

For the comparable quarters ended June 30, 2005 and 2004, net income increased by $1,762 primarily due to increases in lease revenues of $1,051, income from equity investments of $353 and an increase in gain on derivative instruments of $1,039. These increases were partially offset by an increase in operating expenses. These variances are described above.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)


For the comparable six-month periods ended June 30, 2005 and 2004, net income increased by $5,784 primarily due to increases in total revenues of $2,311 and income from equity investments of $797. Net income also benefited from a realized gain of $2,192 related to the completion of a warrant redemption transaction. These increases were partially offset by an increase in operating expenses. These variances are described above.

FINANCIAL CONDITION

USES OF CASH DURING THE PERIOD

There has been no material change in our financial condition since December 31, 2004. Cash and cash equivalents totaled $41,735 as of June 30, 2005, an increase of $5,340 from the December 31, 2004 balance. Management believes that we have sufficient cash balances to meet our working capital needs. Our use of cash during the period is described below.

OPERATING ACTIVITIES - In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. For the six-month period ended June 30, 2005, cash flows from operating activities and equity investments of $32,251 were not sufficient to pay distributions to shareholders of $25,835, meet scheduled principal payment installments on mortgage debt of $5,834 and distribute $1,802 to minority partners. This cash shortfall of $1,220 was primarily the result of a decline in prepaid rents due to the receipt of certain quarterly rent payments in December 2004 which were due in January 2005. Variances in the amount of rent collected in any given period can occur due to differences in the timing of tenant payments. Management believes that this shortfall is temporary and not indicative of future results. As described in Current Developments and Trends above, cash flows from operations for the three months ended June 30, 2005 were sufficient to meet our working capital needs.

Annual operating cash flow is expected to increase as a result of recent lease activity, including three new leases signed in 2004, the completion of a build-to-suit project in late 2004 and a lease renewal in January 2005 with Best Buy. These leases will contribute additional annual cash flow of approximately $1,242. Scheduled rent increases in 2005 at several existing properties should also contribute to increased cash flow.

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate purchases, payment of our annual installment of deferred acquisition fees and receipt of proceeds from the sale of property. In addition to receiving net proceeds of $2,000 from the sale of our Valencia, California property, we also received net proceeds of $7,000 from the sale of auction-rate securities, and net proceeds of $2,432 from the sale of warrants in connection with the completion of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants in April 2005. The annual installment of deferred acquisition fees is paid each January and was $3,420 in 2005.

FINANCING ACTIVITIES - In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we used $3,947 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. We also obtained $3,271 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.

CASH RESOURCES

As of June 30, 2005, we had $41,735 in cash and cash equivalents which will primarily be used for working capital needs and other commitments and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $55,510 as of June 30, 2005 and any proceeds may be used to finance future real estate purchases and for working capital needs.

CASH REQUIREMENTS

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments, a balloon payment of $10,127 due in June 2006, which represents our pro rata share of a mortgage obligation on an equity basis, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from new leases, the completed build-to-suit projects and scheduled rent increases, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)


The table below summarizes our contractual obligations as of June 30, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                     LESS THAN                                     MORE THAN 5
                                                      TOTAL           1 YEAR        1-3 YEARS        3-5 YEARS        YEARS
Limited recourse mortgage notes payable (1)        $  1,005,316    $     62,750    $    130,755    $    187,942    $    623,869
Deferred acquisition fees due to affiliate (1)           19,437           4,500           8,098           5,238           1,601
Subordinated disposition fees (2)                           363               -               -               -             363
Operating leases (3)                                      7,701             516           1,109           1,393           4,683
                                                   ------------    ------------    ------------    ------------    ------------
                                                   $  1,032,817    $     67,766    $    139,962    $    194,573    $    630,516
                                                   ============    ============    ============    ============    ============

(1) Amounts are inclusive of principal and interest.

(2) Payable, subject to meeting contingencies, in connection with any liquidity event.

(3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are therefore subject to fluctuation.

As of June 30, 2005, we have no material capital lease obligations, either individually or in the aggregate.

Amounts related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2005.

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

Our marketable securities consist of our ownership interests in Carey Commercial Mortgage Trust. The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2005, our marketable securities had a fair value of $6,702.

At June 30, 2005, the majority of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rates on our fixed rate debt as of June 30, 2005 ranged from 5.15% to 8.85%. The interest rates on our variable rate debt as of June 30, 2005 ranged from 3.55% to 6.27%.

                                      2005        2006        2007        2008        2009      THEREAFTER      TOTAL    FAIR VALUE
                                    --------    --------    --------    --------    --------    ----------    --------   ----------
Fixed rate debt                     $  5,756    $ 12,201    $ 13,128    $ 19,265    $ 61,602    $  538,919    $650,871   $  664,203
Weighted average interest rate          7.22%       7.23%       7.23%       7.37%       8.03%         7.49%
Variable rate debt                  $    270    $    545    $    553    $    560    $    570    $   24,636    $ 27,134   $   27,134

Annual interest expense from variable rate debt would increase or decrease by approximately $183 for each change of 1% in annual interest rates. Included in variable rate debt is an interest rate swap agreement on a variable rate obligation with a balance at June 30, 2005 of $8,796, for which the related cash flow is therefore not affected by changes in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at June 30, 2005 by approximately $32,530.

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in the United Kingdom, Finland, France and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized foreign currency translation gains of $52 and $507 for the three-month periods ended June 30, 2005 and 2004, respectively, and we recognized a foreign currency translation loss of $251 and gain of $447 for the six-month periods ended June 30, 2005 and 2004, respectively. Such gains and losses are included in the accompanying financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.

To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the six months ended June 30, 2005, Carrefour, which leases properties in France, contributed 11% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                        Item 4. - CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Our Chief Executive Officer and acting Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2005.

Based upon this evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   (a) For the quarter ended June 30, 2005, 187,350 shares were issued to the Advisor as consideration for performance fees. Shares were issued at a per share amount of $12.10.

   (c) Issuer Purchases of Equity Securities

                                                                                      TOTAL NUMBER OF
                                                                                          SHARES
                                                                                       PURCHASED AS
                                                                                          PART OF
                                                   TOTAL NUMBER                          PUBLICLY
                                                        OF          AVERAGE PRICE        ANNOUNCED
                                                     SHARES           PAID PER           PLANS OR
              Period                                PURCHASED           SHARE          PROGRAMS (1)
------------------------------------               ------------     -------------     ---------------
January 1, 2005 - January 31, 2005                      138,585     $       10.16           N/A
February 1, 2005 - February 28, 2005                          -                 -           N/A
March 1, 2005 - March 31, 2005                                -                 -           N/A
April 1, 2005 - April 30, 2005                          105,679             10.84           N/A
May 1, 2005 - May 31, 2005                                  800             11.01           N/A
June 1, 2005 - June 30, 2005                            130,700             10.89           N/A
                                                   ------------
                                                        375,764
                                                   ============



(1) All shares were purchased pursuant to the Company's redemption plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's Board of Directors.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 9, 2005, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director       Total Shares Voting     Shares Voting For     Shares Withheld
------------------     -------------------     -----------------     ---------------
Trevor P. Bond              37,163,442             36,587,519            575,923
William P. Carey            37,163,442             36,563,434            600,008
Gordon F. DuGan             37,163,442             36,588,562            574,880
Warren G. Wintrub           37,163,442             36,586,159            577,283
Charles E. Parente          37,163,442             36,594,520            568,922


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

   CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

   8/15/05                            By: /s/ Claude Fernandez
      Date                                --------------------------------------
                                          Claude Fernandez
                                          Managing Director and
                                          acting Chief Financial Officer
                                          (acting Principal Financial Officer)

   8/15/05                            By: /s/ Michael D. Roberts
      Date                                --------------------------------------
                                          Michael D. Roberts
                                          Executive Director and Controller
                                          (acting Principal Accounting Officer)