Form 10-Q
period 2005-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2005-11-14
CIK 1041326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to ________________

                        Commission File Number: 000-25771

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
             (Exact name of registrant as specified in its charter)

          MARYLAND                                         13-3951476
   (State of incorporation)                (I.R.S. Employer Identification No.)

         50 ROCKEFELLER PLAZA                                10020
         NEW YORK, NEW YORK                                (Zip Code)
(Address of principal executive offices)

              Registrant's telephone numbers, including area code:
                        Investor Relations (212) 492-8920

                                 (212) 492-1100

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      Registrant has 68,323,437 shares of common stock, $.001 par value outstanding at November 8, 2005.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                      INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
                                            PART I - FINANCIAL INFORMATION
Item 1.    - Financial Statements*
             Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004                          3
             Consolidated Statements of Income for the three and nine months ended September 30, 2005
               and 2004                                                                                          4
             Consolidated Statements of Comprehensive Income for the three and nine months
               ended September 30, 2005 and 2004                                                                 4
             Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004         5
             Notes to Consolidated Financial Statements                                                        6-9
Item 2.    - Management's Discussion and Analysis of Financial Condition and Results of Operations           10-15
Item 3.    - Quantitative and Qualitative Disclosures About Market Risk                                         16
Item 4.    - Controls and Procedures                                                                            17

                                                   PART II - OTHER INFORMATION
Item 2.    - Unregistered Sales of Equity Securities and Use of Proceeds                                        18
Item 6.    - Exhibits                                                                                           18
Signatures                                                                                                      19

* The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART I

                         ITEM 1. - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands except share amounts)

                                                                                                                   DECEMBER 31, 2004
                                                                                            SEPTEMBER 30, 2005          (NOTE)
                                                                                            ------------------     ----------------
ASSETS:
Real estate, net of accumulated depreciation of $102,393 at September 30, 2005 and
  $86,212 at December 31, 2004                                                                $      961,242         $     999,861
Net investment in direct financing leases                                                            115,687               116,343
Equity investments                                                                                   132,984               134,905
Asset held for sale                                                                                        -                 3,797
Cash and cash equivalents                                                                             43,687                36,395
Marketable securities                                                                                  6,550                13,904
Other assets, net                                                                                     49,115                41,150
                                                                                              --------------         -------------
   Total assets                                                                               $    1,309,265         $   1,346,355
                                                                                              ==============         =============
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
Liabilities:
Mortgage notes payable                                                                        $      673,134         $     701,181
Mortgage notes payable on asset held for sale                                                              -                 2,190
Accrued interest                                                                                       4,342                 4,612
Due to affiliates                                                                                      5,368                 4,925
Accounts payable and accrued expenses                                                                  8,489                 3,760
Prepaid rental income and security deposits                                                           19,625                22,233
Deferred acquisition fees payable to affiliate                                                        16,424                20,012
Other liabilities                                                                                      1,365                 1,424
Dividends payable                                                                                     13,049                12,894
                                                                                              --------------         -------------
   Total liabilities                                                                                 741,796               773,231
                                                                                              --------------         -------------
Minority interest                                                                                     25,387                26,426
                                                                                              --------------         -------------
Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, $.001 par value; 120,000,000 shares authorized; issued and outstanding,69,974,884 shares at September 30, 2005 and 68,982,023 shares
 at December 31, 2004                                                                                     70                    69
Additional paid-in capital                                                                           632,023               620,366
Dividends in excess of accumulated earnings                                                          (80,795)              (76,301)
Accumulated other comprehensive income                                                                 8,311                13,621
                                                                                              --------------         -------------
                                                                                                     559,609               557,755
Less, treasury stock at cost, 1,798,180 shares at September 30, 2005 and 1,191,490
  shares at December 31, 2004                                                                        (17,527)              (11,057)
                                                                                              --------------         -------------
   Total shareholders' equity                                                                        542,082               546,698
                                                                                              --------------         -------------
   Total liabilities, minority interest and shareholders' equity                              $    1,309,265         $   1,346,355
                                                                                              ==============         =============

NOTE: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

        The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands except share and per share amounts)

                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------   -------------------------------
                                                          2005           2004               2005            2004
                                                    --------------    ------------     -------------    ------------
REVENUES:
  Rental income                                       $     28,996    $     28,248      $     86,937    $     84,479
  Interest income from direct financing leases               3,545           3,326            10,635          10,033
  Other operating income                                     2,781           1,994             4,167           3,162
                                                      ------------    ------------      ------------    ------------
                                                            35,322          33,568           101,739          97,674
                                                      ------------    ------------      ------------    ------------
OPERATING EXPENSES:
  Depreciation                                              (5,854)         (5,846)          (17,642)        (17,518)
  Property expenses                                         (7,947)         (6,672)          (19,893)        (17,336)
  General and administrative                                (1,787)         (1,384)           (4,837)         (4,738)
                                                      ------------    ------------      ------------    ------------
                                                           (15,588)        (13,902)          (42,372)        (39,592)
                                                      ------------    ------------      ------------    ------------
OTHER INCOME AND EXPENSES:
  Income from equity investments                             3,812           3,729            11,554          10,674
  Other interest income                                        510             292             1,681             903
  Minority interest in income                                 (535)           (528)           (1,549)         (1,340)
  Gain on sale of real estate                                  269               -               269               -
  Gain (loss) on derivative instruments, net                   385              (2)            2,983            (904)
  (Loss) gain on foreign currency transactions, net           (115)            109              (366)            556
  Interest expense                                         (13,221)        (13,409)          (39,762)        (40,311)
                                                      ------------    ------------      ------------    ------------
                                                            (8,895)         (9,809)          (25,190)        (30,422)
                                                      ------------    ------------      ------------    ------------

  INCOME FROM CONTINUING OPERATIONS                         10,839           9,857            34,177          27,660
                                                      ------------    ------------      ------------    ------------
DISCONTINUED OPERATIONS:
  Income from operations of discontinued properties              -              46               144             137
  Gain on sale of real estate                                    -               -               196               -
                                                      ------------    ------------      ------------    ------------
  Income from discontinued operations                            -              46               340             137
                                                      ------------    ------------      ------------    ------------
  NET INCOME                                          $     10,839    $      9,903      $     34,517    $     27,797
                                                      ============    ============      ============    ============
BASIC EARNINGS PER SHARE:
  Income from continuing operations                   $        .16    $        .15      $        .50    $        .41
  Income from discontinued operations                            -               -               .01               -
                                                      ------------    ------------      ------------    ------------
   NET INCOME                                         $        .16    $        .15      $        .51    $        .41
                                                      ============    ============      ============    ============
DIVIDENDS DECLARED PER SHARE                          $      .1914    $      .1899      $      .5727    $      .5690
                                                      ============    ============      ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC             68,266,521      67,525,951        68,153,518      67,332,252
                                                      ============    ============      ============    ============

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------   -------------------------------
                                                         2005               2004               2005           2004
                                                      ----------          --------       ------------       ---------
Net income                                              $ 10,839          $  9,903           $ 34,517        $ 27,797
Other comprehensive income:
  Change in foreign currency translation adjustment          (70)              588             (5,034)         (1,252)
  Change in unrealized appreciation of marketable
   securities                                               (126)              225               (276)            139
                                                        --------          --------           --------        --------
                                                            (196)              813             (5,310)         (1,113)
                                                        --------          --------           --------        --------
  Comprehensive income                                  $ 10,643          $ 10,716           $ 29,207        $ 26,684
                                                        ========          ========           ========        ========

   The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             -------------------------------
                                                                                                  2005             2004
                                                                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                   $   34,517       $   27,797
  Adjustments to reconcile net income to net cash provided by operating activities:
    Income from discontinued operations, including gain on sale of real estate                       (340)            (137)
    Depreciation and amortization                                                                  18,473           18,435
    Straight-line rent adjustments                                                                 (2,470)          (3,340)
    Distributions from accumulated earnings of equity investments and income from equity
      investments in excess of distributions received                                                 199             (599)
    Issuance of shares to affiliate in satisfaction of fees due                                     6,447            6,144
    Minority interest in income                                                                     1,549            1,340
    Reversal of unrealized loss on warrants                                                             7                -
    Realized gain on sale of warrants                                                              (2,192)               -
    Unrealized (gain) loss on derivatives, net                                                       (798)             904
    Unrealized loss on foreign currency transactions, net                                             713              293
    Gain on foreign currency transactions, net                                                       (347)            (849)
    Gain from sale of real estate                                                                    (269)               -
    Change in other operating assets and liabilities, net                                          (3,874)          (1,685)
                                                                                               ----------       ----------
      Net cash provided by continuing operations                                                   51,615           48,303
      Net cash provided by discontinued operations                                                    144              133
                                                                                               ----------       ----------
       Net cash provided by operating activities                                                   51,759           48,436
                                                                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from operations of equity investments in excess of equity income                    1,722            1,843
  Purchase of real estate and additional capitalized costs                                         (2,044)         (15,817)
  Purchases of securities                                                                               -          (10,825)
  Proceeds from sales of securities                                                                 9,432           19,775
  Proceeds from sale of real estate                                                                 2,000                -
  Payment of deferred acquisition fees                                                             (3,420)          (3,266)
                                                                                               ----------       ----------
       Net cash provided by (used in) investing activities                                          7,690           (8,290)
                                                                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Funds released by mortgage lenders                                                                    -              167
  (Repayment) proceeds from note                                                                        -           (1,617)
  Scheduled payments of mortgage principal                                                         (8,758)          (8,113)
  Distributions to minority interest partner                                                       (2,588)          (1,936)
  Proceeds from issuance of shares, net of costs                                                    5,211            4,126
  Dividends paid                                                                                  (38,856)         (38,154)
  Purchase of treasury stock                                                                       (6,470)          (3,403)
                                                                                               ----------       ----------
       Net cash used in financing activities                                                      (51,461)         (48,930)
                                                                                               ----------       ----------
       Effect of exchange rate changes on cash                                                       (696)            (325)
                                                                                               ----------       ----------
       Net increase (decrease) in cash and cash equivalents                                         7,292           (9,109)
Cash and cash equivalents, beginning of period                                                     36,395           38,725
                                                                                               ----------       ----------
Cash and cash equivalents, end of period                                                       $   43,687       $   29,616
                                                                                               ==========       ==========

Non-cash Investing Activity:

      In 2005, in connection with the sale of excess land at an existing property, $1,625 was assigned to the mortgage lender and was used to reduce the outstanding principal balance on the loan.

        The accompanying notes are an integral part of these consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands except share and per share amounts)

NOTE 1. BUSINESS:

Corporate Property Associates 14 Incorporated (the "Company") is a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. The primary source of the Company's revenue is earned from leasing real estate, primarily on a net lease basis. The Company was formed in 1997 and is managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of the Company's income, the level of the Company's distributions and other factors.

NOTE 2. BASIS OF PRESENTATION:

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

INFORMATION ABOUT GEOGRAPHIC AREAS

The Company has international investments in Finland, France, The Netherlands and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $5,186 and $4,938 for the three months ended September 30, 2005 and 2004, respectively, and $15,794 and $14,794 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, long-lived assets related to international investments were $179,129 and $202,334, respectively.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current period financial statement presentation. For the periods ended September 30, 2005 and 2004, the Company purchased and sold auction-rate securities. As a result, certain amounts were reclassified in the accompanying statements of cash flows for the period ended September 30, 2004 to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force ("EITF") Consensus on Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF agreed on a framework for evaluating when a general partner controls, and should consolidate, a limited partnership or a similar entity. The EITF is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships must apply the consensus no later that the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES:

In connection with performing services on behalf of the Company, the advisory agreement between the Company and a wholly-owned subsidiary of W. P. Carey &
Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the preferred return, a cumulative rate of cash flow from operations of 7%. Effective in 2005, the advisory agreement was amended to allow the Advisor to elect to receive restricted common stock for any fee due from the Company. Subsequent to this amendment, the Advisor has elected to receive the performance fees for 2005 in restricted shares of common stock of the Company at net asset value.

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                (in thousands except share and per share amounts)

The Advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred asset management fees of $2,264 and $2,147 for the three months ended September 30, 2005 and 2004, respectively, and $6,790 and $6,383 for the nine months ended September 30, 2005 and 2004, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying financial statements. For the three months ended September 30, 2005 and 2004, the Company incurred personnel reimbursements of $718 and $616, respectively, and $2,116 and $2,165 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase until paid. Current and deferred fees for transactions completed during the nine months ended September 30, 2004 were $901 and $720, respectively. No such fees were incurred during the nine months ended September 30, 2005. An annual installment of deferred fees was paid to the Advisor in January 2005.

NOTE 4. EQUITY INVESTMENTS:

The Company owns interests in single-tenant net leased properties leased to corporations (i) through non controlling interests in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to joint control. The ownership interests range from 11.54% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., True Value Company, Clear Channel Communications, Inc., Starmark Camhood, LLC, U-Haul Moving Partners, Inc. and Mercury Partners, LP.

Summarized financial information of the Company's equity investees is as follows:

                                                                        AS OF                   AS OF
                                                                 SEPTEMBER 30, 2005      DECEMBER 31, 2004
                                                                 ------------------      -----------------
Assets (primarily real estate)                                   $        1,087,152      $       1,122,692
Liabilities (primarily mortgage notes payable)                             (656,063)              (682,377)
                                                                 ------------------      -----------------
Partners' and members' equity                                    $          431,089      $         440,315
                                                                 ==================      =================
Company's share of equity investees' net assets                  $          132,984      $         134,905
                                                                 ==================      =================

                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         -------------------------------------
                                                                                              2005                   2004
                                                                                         ---------------       ---------------
Revenues (primarily rental income and interest income from direct financing leases)      $        87,545       $        76,993
Expenses (primarily interest on mortgages and depreciation)                                      (52,118)              (46,555)
                                                                                         ---------------       ---------------
Net income                                                                               $        35,427       $        30,438
                                                                                         ===============       ===============
Company's share of net income from equity investments                                    $        11,554       $        10,674
                                                                                         ===============       ===============

NOTE 5. INTEREST IN MORTGAGE LOAN SECURITIZATION:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2005, the fair value of the Company's interest was $6,550, reflecting an aggregate unrealized gain of $839 and cumulative net amortization of $321 ($78 for the nine months ended September 30, 2005). The fair value of the Company's interest in CCMT is determined using a discounted cash flow model with assumptions for market rates and the credit quality of the underlying lessees.

One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                 CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                (in thousands except share and per share amounts)

                                              FAIR VALUE AS OF SEPTEMBER 30, 2005     1% ADVERSE CHANGE      2% ADVERSE CHANGE
                                              -----------------------------------     -----------------      ------------------
Fair value of the interest in CCMT                         $ 6,550                          $ 6,268                $  6,001

The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

NOTE 6. DERIVATIVE INSTRUMENTS:

Derivative instruments include an interest rate swap agreement on a variable rate limited recourse mortgage obligation which has a notional amount of $8,796 and matures in September 2007, common stock warrants in certain tenant companies, which provide for net settlement, and a provision in a lease contract which provides the Company with an option to receive a portion of rent in U.S. dollars or the local currency. The interest rate swap agreement was entered into for the purpose of fixing the interest rate on the limited recourse obligation for the term of that obligation; however, the swap agreement did not qualify as a hedge for financial accounting purposes and its changes in value are reflected in earnings.

For the three and nine months ended September 30, 2005 and 2004, unrealized gains and losses on derivative instruments were as follows:

                                              THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------------       -------------       ---------------
                                                 2005                2004                2005                  2004
                                            --------------      ---------------      -------------       ---------------
Unrealized gain (loss) on common stock
   warrants(1)                              $          237      $            36      $         448       $          (101)
Unrealized gain (loss) on interest rate
   swap agreement                                      148                  (38)               343                  (803)
Unrealized loss on foreign  currency
  option(2)                                             (1)                  (1)                (5)                   (7)
                                            --------------      ---------------      -------------       ---------------
                                            $          384      $            (3)     $         786       $          (911)
                                            ==============      ===============      =============       ===============

1. Includes the reversal of an unrealized gain of $2,199 recognized during the three months ended March 31, 2005 in connection with the approval of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants. The redemption transaction was completed in April 2005, at which time the Company recognized a realized gain of $2,192.

2. Included in loss (gain) on foreign currency transactions, net in the accompanying financial statements.

NOTE 7. COMMITMENTS AND CONTINGENCIES:

As previously reported, the Advisor and Carey Financial, LLC ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.

In response to subpoenas and requests of the Division of Enforcement of the SEC ("Enforcement Staff"), the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the Advisor (including Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), the Company and Corporate Property Associates 15 Incorporated ("CPA(R):15")), in addition to selling commissions and selected dealer fees.

Among the payments reflected in documents produced to the Enforcement Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $875; CPA(R):12 paid in excess of $2,455; the Company paid in excess of $4,990; and CPA(R):15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

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

NOTE 8. DISCONTINUED OPERATIONS:

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

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying financial statements as Discontinued Operations for all periods presented and are summarized as follows:

                                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------     -------------------------------
                                                          2005              2004              2005              2004
                                                    ---------------    -------------     -------------     -------------
Revenues (primarily rental revenues  and other
  operating income)                                 $             -    $         106     $         217     $         317
Expenses (primarily interest on  mortgages,
  depreciation and property expenses)                             -              (60)              (73)             (180)
Gain on sale of real estate                                       -                -               196                 -
                                                    ---------------    -------------     -------------     -------------
   Income from discontinued operations              $             -    $          46     $         340     $         137
                                                    ===============    =============     =============     =============

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 14 Incorporated contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2005. As used in this quarterly report on Form 10-Q, the terms the "Company," "we," "us" and "our" include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

BUSINESS OVERVIEW

We are a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a net lease basis. We were formed in 1997 and are managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

CURRENT DEVELOPMENTS AND TRENDS

Current Developments Include:

PROPERTY ACTIVITY - In July 2005, we completed a $1,993 expansion at an existing property in France. In August 2005, we sold excess land at an existing property in Minnesota for $1,625. In connection with this sale we realized a gain of $252. Proceeds from this sale were used to pay down debt on this property. In September 2005, we entered into a new lease at a partially vacant property that will contribute approximately $490 in initial annual rent.

DIVIDEND - In September 2005, our board of directors approved and increased the third quarter dividend to $.1914 per share payable in October 2005 to shareholders of record as of September 30, 2005.

Current Trends Include:

We believe that the low long-term treasury rate has created greater investor demand for yield-based investments, such as net leased real estate, thus creating increased capital flows and a more competitive investment environment.

Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index ("CPI"). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.

We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies. We benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Since December 31, 2004, the U.S. dollar has strengthened which has had an adverse impact on our results of operations and will continue to have such an impact while such strengthening continues.


Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have six tenants in the auto industry, of which three have filed voluntary petitions of bankruptcy during the nine months ended September 30, 2005. The tenants who have filed for bankruptcy protection have not indicated whether they will affirm their leases. These six tenants account for annual lease revenues of approximately $18,576 and have an aggregate carrying value of $143,952 as of September 30, 2005. Of these totals, the three tenants that filed for bankruptcy protection account for approximately $8,946 and $68,998 of annual lease revenues

                 CORPORATE PROPERTY ASSOCIATION 14 INCORPORATED

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                (in thousands except share and per share amounts)

and carrying value at September 30, 2005, respectively. All tenants are current on their obligations. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.

For the nine months ended September 30, 2005, cash flow generated from operations and equity investments were sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments. We have cash and cash equivalent balances of $43,687 as of September 30, 2005 that can be utilized for working capital needs and other commitments and may be used for future real estate investments. Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in the financial statements; however, rising interest rates and other market conditions may have an adverse affect on the future value of the portfolio.

HOW MANAGEMENT EVALUATES RESULTS OF OPERATIONS

Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management's evaluation of our potential for generating cash flow includes our assessment of the long-term sustainability of our real estate portfolio.

Our operations consist of the investment in and the leasing of commercial and industrial real estate. Management's evaluation of the sources of lease revenues for the nine-month periods ended September 30, 2005 and 2004 is as follows:

                                                            2005          2004
                                                         ----------    ----------
Rental income                                            $   86,937    $   84,479
Interest from direct financing leases                        10,635        10,033
                                                         ----------    ----------
                                                         $   97,572    $   94,512
                                                         ==========    ==========


For the nine-month periods ended September 30, 2005 and 2004, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                   2005                 2004
                                                ----------          ------------
Carrefour France, SAS (a) (d)                   $   10,912          $     10,069
Petsmart, Inc. (b)                                   6,228                 6,228
Federal Express Corporation (b)                      5,044                 4,990
Nortel Networks Limited                              4,501                 4,501
Atrium Companies, Inc.                               3,582                 3,417
Advance PCS, Inc.                                    3,225                 3,225
Tower Automotive, Inc. (c)                           3,050                 2,921
Katun Corporation (a)                                2,872                 2,852
Dick's Sporting Goods, Inc.                          2,858                 2,858
McLane Company Foodservice, Inc. (b)                 2,699                 2,669
Metaldyne Company LLC (d)                            2,651                 2,453
Collins & Aikman Corporation (c)                     2,586                 2,512
Perkin Elmer, Inc. (a)                               2,565                 2,521
APW North America Inc.                               2,265                 2,209
Gibson Guitar Corp. (b)                              1,943                 1,896
Builders FirstSource, Inc. (b)                       1,888                 1,869
Amerix Corporation                                   1,873                 1,873
Mayo Foundation                                      1,815                 1,815
Gerber Scientific, Inc.                              1,753                 1,691

                 CORPORATE PROPERTY ASSOCIATION 14 INCORPORATED

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                (in thousands except share and per share amounts)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                   2005                 2004
                                                ----------          ------------
Waddington North America, Inc.                       1,741                 1,700
Buffets, Inc.                                        1,729                 1,704
Institutional Jobbers Company                        1,703                 1,703
Best Buy                                             1,671                 1,503
Other (a) (b)                                       26,418                25,333
                                                ----------          ------------
                                                $   97,572          $     94,512
                                                ==========          ============


(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b) Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $6,029 and $5,975 for the nine-month periods ended September 30, 2005 and 2004, respectively.

(c)   Filed for Chapter 11 bankruptcy protection during 2005.

(d)   Increase is due to a rent increase.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 11.54% to 50%. For the nine-month periods ended September 30, 2005 and 2004, our share of net lease revenues in the following lease obligations is as follows:

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                   2005                  2004
                                                ----------          ------------
Starmark Camhood, LLC                           $    5,591          $      5,619
Clear Channel Communications, Inc.                   4,245                 4,245
True Value Company                                   3,799                 3,799
Advanced Micro Devices, Inc. (b)                     2,613                 2,444
Mercury Partners and U-Haul Moving Partners (a)      2,470                 1,392
Applied Materials, Inc.                              2,458                 2,429
CheckFree Holdings, Inc.                             1,685                 1,635
Special Devices, Inc.                                1,549                 1,529
Compucom Systems, Inc.                               1,110                 1,056
Textron, Inc.                                          995                   930
                                                ----------          ------------
                                                $   26,515          $     25,078
                                                ==========          ============

(a) Interest in this investment was acquired in April 2004.

(b) Increase is due to a rent increase.

RESULTS OF OPERATIONS

LEASE REVENUES

For the comparable quarters ended September 30, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $967 primarily as a result of $766 from rent increases at several properties and $203 from lease activity at existing properties (leases with new tenants, lease renewals) and the completion of a build-to-suit project in 2004. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

For the comparable nine-month periods ended September 30, 2005 and 2004, lease revenues increased by $3,060 primarily due to the same factors described above. Rent increases at several properties accounted for $2,112 of the total increase while lease activity at existing properties and the completion of a build-to-suit project in 2004 accounted for $592 of the total increase. In addition, lease revenue increased by $442 from the impact of changes in foreign exchange rates (Euro and the British Pound) on rents from foreign properties.

                 CORPORATE PROPERTY ASSOCIATION 14 INCORPORATED

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                (in thousands except share and per share amounts)

RECENT LEASE ACTIVITY

In July 2005, we completed a $1,993 expansion at an existing property in France that will provide initial annual rent of approximately $180 subject to foreign currency fluctuations. In September 2005, we entered into a new lease at a partially vacant property that will contribute approximately $490 in initial annual rent.

OTHER OPERATING INCOME

Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Actual recoveries of reimbursable costs are recorded as both income and property expense and, therefore, have no impact on net income. For the comparable three and nine-month periods ended September 30, 2005 and 2004, other operating income increased $787 and $1,005, respectively primarily due to increased property costs which are reimbursable by tenants.

PROPERTY EXPENSES

For the comparable quarters ended September 30, 2005 and 2004, property expenses increased by $1,275 primarily due to an increase in reimbursable tenant costs of $833 and an increase in asset management and performance fees of $234, which was the result of increases in property values pursuant to the annual third party valuation of our portfolio as of December 31, 2004.

For the comparable nine-month periods ended September 30, 2005 and 2004 property expenses increased by $2,557 primarily due to the same factors described above. Reimbursable tenant costs increased $1,218 and asset management and performance fees increased $814. We also incurred a $188 repair expenditure at a property in California.

GENERAL AND ADMINISTRATIVE EXPENSES

For the comparable quarters ended September 30, 2005 and 2004, general and administrative expenses increased $403 primarily due several factors, including an increase in our share of rental expenses under an office-sharing agreement, increased state and local income taxes and an increase in investor related costs, including printing and proxy solicitation costs. These increases were partially offset by a reduction in accounting fees as, pursuant to recently clarified SEC interpretations, we are not considered an accelerated filer and therefore are not required to perform compliance testing under the Sarbanes-Oxley Act until 2007.

For the comparable nine-month periods ended September 30, 2005 and 2004, general and administrative expenses increased $99 primarily due to an increase in our share of rental expenses under an office-sharing agreement and an increase in investor related costs as described above. These increases were partially offset by a reduction in accounting fees as described above.

INCOME FROM EQUITY INVESTMENTS

For the comparable quarters ended September 30, 2005 and 2004, income from equity investments increased by $83 primarily due to rent increases at several properties as well as a reduction in interest expense due to lower mortgage balances because of scheduled mortgage principal payments.

For the comparable nine-month periods ended September 30, 2005 and 2004, income from equity investments increased by $880 primarily due to our April 2004 purchase of an 11.54% interest in a limited partnership which purchased 78 U-Haul properties. This acquisition contributed $424 of the total increase. Rent increases at several properties as well as a reduction in interest expense due to lower mortgage balances because of scheduled mortgage principal payments also contributed to this increase.

GAIN ON SALE OF REAL ESTATE

Gain on sale of real estate of $269 for the three and nine-month periods ended September 30, 2005 primarily relates to a gain on the sale of excess land at an existing property.

                 CORPORATE PROPERTY ASSOCIATION 14 INCORPORATED

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                (in thousands except share and per share amounts)

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS, NET

Gain on derivative instruments, net, of $385 for the quarter ended September 30, 2005 primarily relates to the increase in valuation of certain common stock warrants. The loss on derivative instruments for the comparable prior year period was primarily attributable to a decline in the fair value of an interest rate swap contract that did not qualify as a hedge for financial accounting purposes.

Gain on derivative instruments, net, of $2,983 for the nine months ended September 30, 2005 primarily represents a realized gain of $2,192 on common stock warrants of as a result of the completion of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants in April 2005. The loss on derivative instruments for the comparable prior year period was primarily attributable to a decline in the fair value of an interest rate swap contract that did not qualify as a hedge for financial accounting purposes.

INCOME FROM DISCONTINUED OPERATIONS

Included in income from discontinued operations for the three and nine-month periods ended September 30, 2005 and 2004 are the results of operations and gain of $196 on the sale of a property in California in February 2005.

NET INCOME

For the comparable quarters ended September 30, 2005 and 2004, net income increased by $936 primarily due to increases in lease revenues of $967, other operating income of $787, an increase in gain on derivative instruments of $387 and a gain of $269 from the sale of real estate. These increases were partially offset by an increase in property expenses. These variances are described above.

For the comparable nine-month periods ended September 30, 2005 and 2004, net income increased by $6,720 primarily due to increases in lease revenues of $3,060, other operating income of $1,005 and income from equity investments of $880. Net income also benefited from a realized gain of $2,192 primarily related to the completion of a warrant redemption transaction. These increases were partially offset by an increase in property expenses. These variances are described above.

FINANCIAL CONDITION

USES OF CASH DURING THE PERIOD

There has been no material change in our financial condition since December 31, 2004. Cash and cash equivalents totaled $43,687 as of September 30, 2005, an increase of $7,292 from the December 31, 2004 balance. Management believes that we have sufficient cash balances to meet our working capital needs. Our use of cash during the period is described below.

OPERATING ACTIVITIES - In evaluating cash flow from operations, management includes cash flow from our equity distributions that are included in investing activities. For the nine-month period ended September 30, 2005, cash flows from operating activities and equity investments of $53,481 were sufficient to pay distributions to shareholders of $38,856, meet scheduled principal payment installments on mortgage debt of $8,758 and distribute $2,588 to minority partners.

Annual operating cash flow is expected to increase as a result of recent lease activity, including a new lease entered in September 2005 at a partially vacant property and a property expansion completed in July 2005. These leases will contribute additional annual cash flow of approximately $670. Scheduled rent increases in 2005 at several existing properties should also contribute to increased cash flow.

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate purchases, payment of our annual installment of deferred acquisition fees and receipt of proceeds from the sale of property. In addition to receiving net proceeds of $2,000 from the sale of our Valencia, California property, we also received net proceeds of $7,000 from the sale of auction-rate securities, and net proceeds of $2,432 from the sale of warrants in connection with the completion of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants in April 2005. Proceeds of $1,625 from the sale of excess land at an existing property

                 CORPORATE PROPERTY ASSOCIATION 14 INCORPORATED

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                (in thousands except share and per share amounts)

were assigned to the mortgage lender and were used to reduce the outstanding principal balance on the loan. The annual installment of deferred acquisition fees is paid each January and was $3,420 in 2005.

FINANCING ACTIVITIES - In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we used $6,470 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. We also obtained $5,211 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.

CASH RESOURCES

As of September 30, 2005, we had $43,687 in cash and cash equivalents which will primarily be used for working capital needs and other commitments and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $55,301 as of September 30, 2005 and any proceeds may be used to finance future real estate investments and for working capital needs.

CASH REQUIREMENTS

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments, a balloon payment of $10,299 due in June 2006, which represents our pro rata share of a mortgage obligation on an equity basis, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to make new investments to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from new leases, the completed build-to-suit projects and scheduled rent increases, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months.

AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of September 30, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                  LESS THAN                                           MORE THAN 5
                                                    TOTAL           1 YEAR         1-3 YEARS           3-5 YEARS         YEARS
                                                 ------------    ------------    ---------------      ------------    ------------
Limited recourse mortgage notes payable (1)      $    980,723    $     62,618    $       130,357      $    188,732    $    599,016
Deferred acquisition fees due to affiliate (1)         19,437           4,500              8,098             5,238           1,601
Subordinated disposition fees (2)                         412              --                 --                --             412
Operating leases (3)                                    7,110             515              1,071             1,308           4,216
                                                 ------------    ------------    ---------------      ------------    ------------
                                                 $  1,007,682    $     67,633    $       139,526      $    195,278    $    605,245
                                                 ============    ============    ===============      ============    ============

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

As of September 30, 2005, we have no material capital lease obligations, either individually or in the aggregate.

Amounts related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2005.

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

Our marketable securities consist of our ownership interests in Carey Commercial Mortgage Trust. The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2005, our marketable securities had a fair value of $6,550.

At September 30, 2005, the majority of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rates on our fixed rate debt as of September 30, 2005 ranged from 5.15% to 8.85%. The interest rates on our variable rate debt as of September 30, 2005 ranged from 5.69% to 6.48%.

                                         2005          2006          2007          2008
                                      ----------    ----------    ----------    ----------
Fixed rate debt                       $    2,929    $   12,154    $   13,077    $   19,209
Weighted average interest  rate             7.15%         7.15%         7.15%         7.32%
Variable rate debt                    $      127    $      536    $      574    $      612

                                         2009       THEREAFTER      TOTAL      FAIR VALUE
                                      ----------    ----------    ----------    ----------
Fixed rate debt                       $   61,606    $  537,306    $  646,281    $  646,555
Weighted average interest  rate             8.01%         7.39%
Variable rate debt                    $      660    $   24,344    $   26,853    $   26,853

Annual interest expense from variable rate debt would increase or decrease by approximately $180 for each change of 1% in annual interest rates. Included in variable rate debt is an interest rate swap agreement on a variable rate obligation with a balance at September 30, 2005 of $8,696, for which the related cash flow is therefore not affected by changes in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at September 30, 2005 by approximately $31,295.

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in the United Kingdom, Finland, France and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized foreign currency translation loss of $115 and a gain of $109 for the three-month periods ended September 30, 2005 and 2004, respectively, and we recognized a foreign currency translation loss of $366 and gain of $556 for the nine-month periods ended September 30, 2005 and 2004, respectively. Such gains and losses are included in the accompanying financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.

To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the nine months ended September 30, 2005, Carrefour, which leases properties in France, contributed 11% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.

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

Our Chief Executive Officer and acting Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2005.

Based upon this evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                  CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

                                     PART II

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) For the quarter ended September 30, 2005, 186,738 shares were issued to the Advisor as consideration for performance fees. Shares were issued at a per share amount of $12.10.

      (c)   Issuer Purchases of Equity Securities

                                                                                         TOTAL NUMBER OF
                                              TOTAL NUMBER                             SHARES PURCHASED AS
                                                    OF              AVERAGE PRICE       PART OF PUBLICLY
                                                 SHARES               PAID PER          ANNOUNCED PLANS OR
PERIOD                                          PURCHASED               SHARE              PROGRAMS (1)
------                                     -------------------   -------------------   -------------------
January 1, 2005 - January 31, 2005               138,585         $             10.16           N/A
February 1, 2005 - February 28, 2005                   -                           -           N/A
March 1, 2005 - March 31, 2005                         -                           -           N/A
April 1, 2005 - April 30, 2005                   105,679                       10.84           N/A
May 1, 2005 - May 31, 2005                           800                       11.01           N/A
June 1, 2005 - June 30, 2005                     130,700                       10.89           N/A
July 1, 2005 - July 31, 2005                           -                           -           N/A
August 1, 2005 - August 31, 2005                       -                           -           N/A
September 1, 2005 - September 30, 2005           230,926                       10.93           N/A
                                                --------
                                                 606,690
                                                ========

(1) All shares were purchased pursuant to the Company's redemption plan. In Novemeber 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

ITEM 6. - EXHIBITS

      10.1 Amended and Restated Advisory Agreement, dated as of September 30, 2005, between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

11/14/2005              By: /s/ Claude Fernandez
Date                        -----------------------------------------
                            Claude Fernandez
                            Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

11/14/2005              By: /s/ Michael D. Roberts
Date                        -----------------------------------------
                            Michael D. Roberts
                            Executive Director and Controller
                            (acting Principal Accounting Officer)