Form 10-K
period 2005-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2006-03-27
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone numbers, including area code:
INVESTOR RELATIONS (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12 (g) of the Act:
COMMON STOCK, $.001 PAR VALUE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐               Accelerated filer  ☐               Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑
Registrant has no active market for its common stock as of March 20, 2006. Non-affiliates held 65,210,372 shares as of March 20, 2006.
As of March 20, 2006, there are 68,617,384 shares of common stock of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART I
This Annual Report on Form 10-K contains certain forward-looking statements relating to Corporate Property Associates 14 Incorporated. As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in “Risk Factors.” Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
Financial information in this report is in thousands except share and per share amounts.
ITEM 1. Business.
(a)	General Development of Business
Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Our core investment strategy is to own and manage our existing portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. We may make additional investments if appropriate opportunities arise. These leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
—	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the consumer price index (“CPI”) or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

—	indemnification for environmental and other liabilities;

—	operational or financial covenants of the tenant; and

—	guarantees of lease obligations from parent companies or letters of credit.
We are managed by W. P. Carey & Co. LLC (“WPC”) through its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.”
Our advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses. The advisor also serves in this capacity for the following affiliated entities: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”), and served in this capacity for Carey Institutional Properties Incorporated (“CIP®”) until its merger with CPA®:15 in September 2004 (collectively, including us, the “CPA® REITs”).
We were formed as a Maryland corporation on June 4, 1997. Between November 1997 and November 2001, we sold a total of 65,794,280 shares of common stock for a total of $657,943 in gross offering proceeds. Through December 31, 2005, we have also issued 1,263,990 shares ($14,277) through our Distribution Reinvestment and Share Purchase Plan. These proceeds have been used along with limited recourse mortgage debt to purchase our properties.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2005, we had no employees. WPC employs 128 individuals who are available to perform services for us.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Significant Developments During 2005
INVESTMENT ACTIVITY — In July 2005, we acquired a $1,993 expansion at an existing property in France.
In December 2005, through a joint venture in which we own a 44.9% interest and CPA®:16 — Global owns the remaining 55.1% interest, we acquired vacant land at an existing facility leased to Dick’s Sporting Goods, Inc. and entered in an agreement to construct an expansion at this property. The acquisition of the vacant land and construction costs, which are estimated to approximate $18,500, will be funded by CPA®:16 — Global. Until construction of the expansion is completed, which is currently projected to be January 2007, rent on the existing facility will be paid to us and rent on the expansion facility will be paid to CPA®:16 — Global. Once construction is completed, we and CPA®:16 — Global will each receive our respective pro rata portion of the aggregate rent for entire property.
Prior to completing this transaction, we entered into a defeasance transaction for the existing mortgage of $4,702 and recognized a charge on the extinguishment of debt of $784. As a result of this transaction, we have reclassified our investment in this property as an equity investment.
During 2005, we completed sales of properties for combined proceeds of $5,808, net of selling costs and recognized a combined gain of $465.
TENANT ACTIVITY — During 2005, our tenants Tower Automotive, Collins and Aikman and Meridian Automotive which combined contributed approximately $8,790 in 2005 lease revenues, filed for bankruptcy protection. None of these tenants have indicated whether they will affirm or terminate their lease in connection with their bankruptcy reorganization. These tenants are current on their post-bankruptcy obligations.
SEC INVESTIGATION —WPC and Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an investigation by the United States Securities and Exchange Commission (“SEC”) into payments made to third-party broker-dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect WPC and the REITs managed by WPC, including us. See Item 3 — Legal Proceedings for a discussion of this investigation.
SENIOR MANAGEMENT — The following changes in our advisor’s senior management occurred during 2005:
—	In March 2005, Gordon F. DuGan was elected chief executive officer. Mr. DuGan was previously co-chief executive officer with William Polk Carey, who remains chairman of the board.

—	In March 2005, Thomas E. Zacharias was appointed chief operating officer. Mr. Zacharias also continues to serve as managing director and head of the asset management department.

—	In March 2005, the board of directors accepted the resignation of John J. Park as chief financial officer and elected Claude Fernandez, who had been the chief accounting officer, as acting chief financial officer. Mr. Park is currently managing director — strategic planning.

—	In November 2005, Mark J. DeCesaris, managing director, was appointed acting chief financial officer and chief administrative officer. Mr. DeCesaris has been a consultant in the finance department since May 2005. Mr. Fernandez has resumed his responsibilities as chief accounting officer.
SARBANES-OXLEY — We will not be performing compliance testing in accordance with the Sarbanes-Oxley Act for 2005 as, pursuant to recently clarified SEC interpretations, we are no longer considered an accelerated filer. As a non-accelerated filer we are not required to perform compliance testing until 2007.
Refer to Subsequent Events in Item 7 for developments that have occurred since December 31,2005.
(b)	Financial Information About Segments
We operate in one industry segment, real estate operations with domestic and foreign investments. Refer to the Segment Information footnote of the accompanying consolidated financial statements for financial information about this segment.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
(c)	Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties, which are upon acquisition, improved or developed or which will be developed within a reasonable time after acquisition.
Our objectives are to:
—	own a diversified portfolio of triple-net leased real estate;

—	fund distributions to shareholders; and

—	increase our equity in our real estate by making regular mortgage principal payments.
We seek to achieve these objectives by investing in and holding commercial properties each triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Although our portfolio is substantially invested and we do not expect to make new significant investments in the future, it is possible that we will make investments from time to time.
Our Portfolio
As of December 31, 2005, our portfolio consisted of 236 properties leased to 73 tenants, totaling more than 25 million square feet and had the following property and lease characteristics:
GEOGRAPHIC DIVERSIFICATION
Information regarding the geographic diversification of our properties as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
United States
East	$29,906	24.93%	$36,499	23.71%
Midwest	26,976	22.49	32,967	21.41
South	25,265	21.06	33,049	21.47
West	17,984	14.99	31,624	20.54

Total U.S.	100,131	83.47	134,139	87.13

International
Europe	19,810	16.53	19,810	12.87

Total	$119,941	100.00%	$153,949	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and includes our pro rata share of contractual lease revenue from equity investments.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PROPERTY DIVERSIFICATION
Information regarding our property diversification as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Warehouse/distribution	$36,858	30.73%	$41,185	26.75%
Industrial	35,012	29.19	45,229	29.38
Office	29,597	24.68	38,213	24.82
Other properties	9,731	8.11	20,517	13.33
Retail	8,511	7.10	8,510	5.53
Land	232	.19	295	.19

Total	$119,941	100.00%	$153,949	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and includes our pro rata share of contractual lease revenue from equity investments.
TENANT DIVERSIFICATION
Information regarding our tenant diversification as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (3)	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Manufacturing	$40,252	33.56%	$50,469	32.78%
Retail trade	27,919	23.28	27,919	18.14
Wholesale trade	20,609	17.18	26,452	17.18
Transportation and warehousing	5,751	4.79	5,751	3.74
Information	5,109	4.26	7,356	4.78
Educational services	4,692	3.91	4,692	3.05
Administrative and support and waste management and remediation services	3,706	3.09	3,706	2.41
Arts, entertainment and recreation	1,421	1.19	13,828	8.98
Real estate, rental and leasing	—	—	3,294	2.14
Other (4)	10,482	8.74	10,482	6.80

Total	$119,941	100.00%	$153,949	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and includes our pro rata share of contractual lease revenue from equity investments.

(3)	Based on the North American Industry Classification System (NAICS) and information provided by the tenant.

(4)	Includes revenue from tenants in the professional, scientific and technical services, management of companies and enterprises, accommodation and food services and healthcare and social assistance industries as well as other services industries.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
LEASE EXPIRATIONS
As of December 31, 2005, lease expirations on our investments, including our pro rata share of equity investments are as follows:

	Consolidated Investments		Combined Investments
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
2006	$123	.10%	$123	.08%
2007	566	.47	566	.37
2008	287	.24	287	.19
2009	1,205	1.00	1,205	.78
2010	2,152	1.79	2,152	1.40
2011	15,626	13.03	15,626	10.15
2012	103	.09	103	0.07
2013	—	—	—	—
2014	2,418	2.02	6,801	4.42
2015	4,207	3.51	6,454	4.19
2016 - 2020	46,697	38.93	57,963	37.65
2021 - 2025	45,458	37.90	61,570	39.99
2026 and thereafter	1,099	.92	1,099	.71

Total	$119,941	100.00%	$153,949	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and includes our pro rata share of contractual lease revenue from equity investments.
Asset Management
We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
Holding Period
We intend to hold each property we invest in for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation for our shareholders. No assurance can be given that this objective will be realized.
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our offering. A liquidity transaction could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion in an automated quotation system, a merger (which may include a merger with one of our affiliated CPA® REITs) or another transaction approved by our board of directors. While we are considering liquidity alternatives, we may choose to limit the making of new investments, unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life, it is in our shareholders’ best interests for us to make new investments. In making the decision to apply for listing of the shares or providing other forms of liquidity, the board will try to determine whether listing the shares or liquidating will result in greater value for the shareholders. It cannot be determined at this time under what circumstances, if any, the directors would agree to list the shares. Even if liquidity has not been facilitated, we are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders which may prevail in the future. Furthermore, there can be no assurance that we will be able to liquidate our

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
portfolio and it should be noted that we will continue in existence until all properties are sold and our other assets are liquidated. In the two most recent instances in which CPA® REIT shareholders were provided with liquidity, the affected entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the affected entity were offered the opportunity to exchange their shares either for shares of the merged entity or for cash in one instance and a short-term note in the other.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. As December 31, 2005, substantially all of our mortgages are limited recourse, bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. There is no assurance that existing debt will be refinanced at lower rates of interest as such debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A lender on limited recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will help us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud.
Investment Strategies
Generally, the properties in which we invest are triple net leased to tenants that the investment committee of the advisor deems creditworthy based on leases that will be full recourse obligations of the tenants or their affiliates. In most cases, leases will require the initial tenant to pay all the costs of maintenance, insurance and real estate taxes.
In analyzing potential investments, the advisor reviews all aspects of a transaction, including the tenant and real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. The advisor generally considers, among other things, the following aspects of each transaction:
DIVERSIFICATION. The advisor seeks to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. Diversification, to the extent achieved, helps to reduce the adverse effect of a single under-performing tenant or downturn in any particular industry or geographic location.
TENANT EVALUATION. The advisor evaluates each potential tenant for its creditworthiness, typically considering factors such as: management experience; industry position and fundamentals; operating history; and capital structure. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. The advisor seeks tenants it believes will have stable or improving credit profiles and credit potential that has not been recognized by the market. By leasing properties to these tenants, we can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit does improve, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). Whether a prospective tenant is creditworthy will be determined by the advisor or its investment committee. Creditworthy does not mean “investment grade.”
LEASES WITH INCREASING RENT. The advisor seeks to include clauses in our leases that provide for increases in rent over the term of the leases. These increases may be fixed or generally tied to increases in certain indices such as the CPI, or mandated rental increases on specific dates, or in the case of retail stores, participation in gross sales above a stated level.
PROPERTY EVALUATION. The prospects for the seller/lessee’s enterprise and the financial strength of the seller/lessee will generally be important aspects of the sale and leaseback of a property, particularly a property specifically suited to the needs of the lessee. Operating results of properties may be examined to determine whether or not projected rental levels are likely to be met. Each property that we invest in will be appraised by a third party appraiser prior to acquisition. The contractual purchase price plus acquisition fees, but excluding acquisition expenses, payable to the advisor for a property we invest in will not exceed its appraised

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value.
ENVIRONMENTAL EVALUATION. The advisor’s practices generally include conducting, or requiring the seller to conduct, evaluations of the physical condition of properties and Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. Sampling or testing generally are conducted only if, and to the extent that, potential environmental liabilities are identified in the environmental site assessment. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses, or expenses arising from such matters. Where such contractual protections are used, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, material environmental conditions, liabilities or compliance concerns may arise after the environmental review has been completed, and future laws, ordinances or regulations may impose material new or additional environmental liabilities.
PROPERTIES IMPORTANT TO TENANT OPERATIONS. The advisor generally seeks to invest in properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant.
PROFITABLE LOCATIONS. The advisor seeks properties that it believes are profitable locations for the user of the property, thus increasing the likelihood that it could be sold or re-leased in the event that it becomes necessary to do so.
LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE. When available, the advisor attempts to include provisions in our leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational and financial covenants of the tenant and indemnification from the tenant against environmental and other contingent liabilities. These provisions protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or could reduce the value of our properties. Even where such contractual protections are obtained, however, circumstances may nonetheless arise in which a tenant fails, or is unable, to fulfill its contractual obligations.
LETTER OF CREDIT OR GUARANTY. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of lease obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. While the advisor will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by a third party credit rating agency. The advisor and the investment committee’s standards for determining whether a particular tenant is creditworthy will vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant will be determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.
INVESTMENT COMMITTEE. The advisor has an investment committee that provides services to the CPA® REITs and WPC. Under our current arrangement with the advisor, as a transaction is structured, it is evaluated by the chairman of the investment committee and the advisor’s chief investment officer with respect to the potential tenant’s creditworthiness, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired by a CPA® REIT, the transaction is reviewed by the investment committee to ensure that it satisfies the investment criteria. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee and generally does not invest in a transaction on our behalf unless it is approved by the investment committee. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REIT and WPC) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
The following people, each of whom is also a director of WPC, currently serve on the investment committee:
—	Ralph F. Verni, Chairman — Currently serving as a board of director member of Commonwealth Capital, First Pioneer Credit and the Eaton Vance Mutual Fund Family. Former board member of The MacGregor Group and former executive vice president, board member and chief investment officer of The New England Mutual Life Insurance Company and former president and chief executive officer of State Street Research Management.

—	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

—	Nathaniel S. Coolidge — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance. Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

—	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

—	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH and chairman and member of the board of managing directors of Allgemeine HypothekenBank Rheinboden AG.
Segments
We operate in one industry segment, real estate operations with domestic and foreign investments. For the year ended December 31, 2005, Carrefour France, SAS represented 11% of our total lease revenue, inclusive of minority interest.
Competition
We face competition for the acquisition of commercial properties in general, and such properties net leased to major corporations in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. We believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties.
Environmental Matters
We have invested, and expect to continue to invest, in properties currently or historically used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
While we typically perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities and we may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
While we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address these known or potential issues, we cannot eliminate our statutory liability or the potential for claims against us by governmental authorities or other third parties, the contractual protection may not cover all potential damages or liabilities, and the indemnifying party may fail to meet its contractual obligations. In addition, the existence of any environmental conditions, liabilities or compliance concerns at or near our properties could adversely affect our ability to rent or sell property or to borrow using the property as collateral and could also adversely affect the tenant’s ability to make rental payments.
As a result of all of the foregoing, we have incurred in the past and will incur in the future costs and liabilities to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.
Transactions with Affiliates
We may acquire assets from our affiliates, including the CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may acquire single properties or portfolios of properties. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their public offerings. We may seek to purchase assets from another CPA® REIT that is entering its liquidation phase. These transactions may take the form of a direct purchase of assets, a merger or another type of transaction.
Types of Investments
Substantially all of our investments to date have been and will continue to be income-producing properties, which are, upon acquisition, improved or being developed or which will be developed within a reasonable period of time after their acquisition. These investments have been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock. We anticipate that some of our sale-leasebacks will be in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee). Investments will not be restricted as to geographical areas.
In some circumstances, we grant tenants a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
JOINT VENTURES. We may enter into joint ventures or general partnerships and other participations with real estate developers, owners and others, including other CPA® REITs, for the purpose of obtaining equity interests in a property or properties in accordance with our investment policies. These investments permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. In connection with such a joint investment, both we and our affiliates would be required to approve any material decisions concerning the investment, including refinancing and capital improvements.
OTHER INVESTMENTS. We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property, which the advisor believes will appreciate in value, or which will increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held the securities for one year. The issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on the success of its operations.
We will exercise warrants or other rights to purchase stock generally if the value of the stock at the time the rights are exercised exceeds the exercise price. Payment of the exercise price shall not be deemed an investment subject to the above described limitations. We may borrow funds to pay the exercise price on warrants or other rights or may pay the exercise price from funds held for working capital and then repay the loan or replenish the working capital upon the sale of the securities or interests purchased. We will not consider paying distributions out of the proceeds of the sale of these interests until any funds borrowed to purchase the interest have been fully repaid.
We will not invest in real estate contracts of sale unless the contracts of sale are in recordable form and are appropriately recorded in the applicable chain of title.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
There can be no assurance as to when our capital may be fully invested in properties. Pending investment, cash obtained from the offering of our securities will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit, other short-term liquid investments and auction-rate securities. Auction-rate securities are purchases of long-term income instruments which provide for frequent resets of stated interest rates. A market exists to provide for redemption of auction-rate securities at the interest reset date, generally at par value; however, there is a risk that a redemption price will be below par value. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” The advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the Investment Company Act of 1940. Among other things, they will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an investment company under the Investment Company Act of 1940.
Our reserves, if any, will be invested in permitted temporary investments. The advisor will evaluate the relative risks and rate of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. The rate of return of permitted temporary investments may be less than would be obtainable from real estate investments.
(d)	Financial Information About Geographic Areas
Refer to the Segment Information footnote of the accompanying consolidated financial statements for financial information pertaining to our segment and geographic operations.
(e)	Available Information
All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments to those reports, are available for free on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website address is http://www.cpa14.com. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.
ITEM 1A. Risk Factors.
Our future results may be affected by certain risks and uncertainties including the following:
WE ARE SUBJECT TO THE RISKS OF REAL ESTATE OWNERSHIP WHICH COULD REDUCE THE VALUE OF OUR PROPERTIES.
We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that lease revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:
—	Adverse changes in general or local economic conditions,

—	Changes in supply of or demand for similar or competing properties,

—	Changes in interest rates and operating expenses,

—	Competition for tenants,

—	Changes in market rental rates,

—	Inability to lease properties upon termination of existing leases,

—	Renewal of leases at lower rental rates,

—	Inability to collect rents from tenants due to financial hardship, including bankruptcy,

—	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

—	Uninsured property liability, property damage or casualty losses,

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
—	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

—	Acts of God and other factors beyond the control of our management.
WPC AND CAREY FINANCIAL ARE THE SUBJECTS OF AN ONGOING SEC INVESTIGATION, THE EFFECTS OF WHICH COULD BE MATERIALLY ADVERSE TO THEM AND, POSSIBLY, US.
WPC has disclosed in its publicly available reports filed with the SEC, that the Division of Enforcement of the SEC has commenced an investigation into certain activities of WPC and Carey Financial involving REITs managed by WPC. WPC has announced that it and Carey Financial are cooperating fully with the SEC’s investigation and that they have provided information to the Division of Enforcement in response to subpoenas and document requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, WPC has publicly reported that it expects the SEC to pursue an action against WPC or Carey Financial or both in the future which could have a material adverse effect on WPC or Carey Financial or both. If such an action is brought, it could have a material adverse effect on WPC and its affiliates and Carey Financial. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services.
WE MAY HAVE DIFFICULTY SELLING OR RE-LEASING OUR PROPERTIES.
Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to shareholders. See Item 1 — Our Portfolio for scheduled lease expirations.
OUR SUCCESS IS DEPENDENT ON THE PERFORMANCE OF OUR ADVISOR.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in the selection of tenants, the determination of any financing arrangements, and the management of our assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of our advisor and the oversight of our board of directors. We cannot guaranty that our advisor will be able to successfully achieve liquidity for us to the extent it has done so for prior programs.
OUR ADVISOR MAY BE SUBJECT TO CONFLICTS OF INTEREST.
Our advisor manages our business and selects our real estate investments. Our advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of our advisor in other activities that may conflict with us and the payment of fees by us to our advisor. Activities in which a conflict could arise between our advisor and us include:
—	the receipt of compensation by our advisor for property purchases, leases, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

—	agreements between us and our advisor, including agreements regarding compensation, have not been negotiated on an arm’s length basis as would occur if the agreements were with unaffiliated third parties;

—	sale of single properties or portfolios of our properties to our affiliates, including WPC or the CPA® REITs, which may take the form of a direct purchase of our assets by an affiliate, a merger with an affiliate or another type of transaction, which may result in the payment of significant transactional fees to our advisor as well as management fees;

—	purchases and loans from affiliates, subject to our investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels; and

—	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold the property.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
WE HAVE LIMITED INDEPENDENCE FROM OUR ADVISOR.
All of our management functions are performed by officers of our advisor pursuant to our advisory agreement with the advisor. Each member of our board of directors, including our chairman, is a director of our advisor or one or more of its affiliates. Our independent directors are initially selected through a process which includes significant input from our advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from our advisor. This limited independence, combined with our advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section by giving our advisor substantial control over us while having different economic incentives than our shareholders.
THERE IS NOT, AND MAY NEVER BE A PUBLIC MARKET FOR OUR SHARES, SO IT WILL BE DIFFICULT FOR SHAREHOLDERS TO SELL SHARES QUICKLY.
There is no current public market for our shares. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. The advisor has begun considering liquidity alternatives, however, there can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable. Therefore, it will be difficult for you to sell your shares promptly or at all. The price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
WE MAY RECOGNIZE SUBSTANTIAL IMPAIRMENT CHARGES ON PROPERTIES WE OWN.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced an other-than-temporary decline in its carrying value (or, for direct financing leases, that the unguaranteed residential value of the underlying property has declined). By their nature, such impairment charges are not predictable. If we incur such impairment charges, they will reduce our net income, although they will not necessarily affect our cash flow from operations.
OUR NET ASSET VALUE IS BASED ON INFORMATION THAT OUR ADVISOR PROVIDES TO A THIRD PARTY.
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
POTENTIAL LIABILITY FOR ENVIRONMENTAL MATTERS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.
We have and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
—	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.

—	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.

—	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we will attempt to mitigate identified environmental risks by requiring tenants contractually to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, and although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.
FAILURE TO QUALIFY AS A REIT WOULD ADVERSELY AFFECT OUR OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS.
If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lose our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are not qualifying income for purposes of the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
THE INABILITY OF A TENANT IN A SINGLE TENANT PROPERTY TO PAY RENT WILL REDUCE OUR REVENUES.
Most of our properties are each occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of such tenants. For the year ended December 31, 2005, our tenant, Carrefour France, SAS represented 11% of our total lease revenue. Lease payment defaults by this or other tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.
OUR HIGHLY LEVERAGED TENANTS MAY HAVE A HIGHER POSSIBILITY OF FILING FOR BANKRUPTCY OR INSOLVENCY.
Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced and could cause us to reduce distributions to shareholders.
THE BANKRUPTCY OR INSOLVENCY OF TENANTS MAY CAUSE A REDUCTION IN REVENUE.
Bankruptcy or insolvency of a tenant could cause:
—	the loss of lease payments;

—	an increase in the costs incurred to carry the property;

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
—	a reduction in the value of shares; and

—	a decrease in distributions to shareholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, a bankruptcy court could recharacterize a triple net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but would instead entitle us to “adequate protection,” a bankruptcy concept that protects against further decrease in the value of the property if the value of the property is less than the balance owed to us.
As a general rule, insolvency laws outside of the United States are not as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the United States. Our rights to terminate a lease for default are more likely to be enforceable in countries other than the United States, while a debtor/tenant or its insolvency representative is less likely to have rights to force continuation of lease without our consent. Nonetheless, most such laws would permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
However, because the bankruptcy laws of the United States are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as United States entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the United States. If a tenant became a debtor under the United States bankruptcy laws, then it would have the option of continuing or terminating any unexpired lease. Prior to taking the requisite procedural steps to continue or terminate an unexpired lease, the tenant (or its trustee if one has been appointed) must timely perform all obligations of the tenant under the lease.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have six tenants in the auto industry, of which three have filed voluntary petitions of bankruptcy during the year ended December 31, 2005. The tenants who have filed for bankruptcy protection have not indicated whether they will affirm their leases. In 2005, these six tenants accounted for annual lease revenues of approximately $14,056 and income from equity investments of $819 and have an aggregate carrying value of $115,296 as of December 31, 2005. Of these totals, the three tenants that filed for bankruptcy protection account for approximately $8,790 of lease revenues during 2005 and $68,752 of carrying value at December 31, 2005. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
In addition, the programs managed by our advisor or its affiliates have had tenants file for bankruptcy protection and are involved in bankruptcy litigation. Four prior CPA® programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
OUR TENANTS GENERALLY MAY NOT HAVE A RECOGNIZED CREDIT RATING, AND MAY HAVE A HIGHER RISK OF LEASE DEFAULTS THAN IF OUR TENANTS HAD A RECOGNIZED CREDIT RATING.
Credit rating agencies may not evaluate or rank the debt or the credit risk of our tenants, as we seek tenants that we believe will have improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than normal long-term leases with tenants whose credit potential has already been recognized by the market.
OUR SALE-LEASEBACK AGREEMENTS MAY PERMIT TENANTS TO PURCHASE A PROPERTY AT A PREDETERMINED PRICE, WHICH COULD LIMIT OUR REALIZATION OF ANY APPRECIATION OR RESULT IN A LOSS.
In some circumstances, we grant tenants a right to purchase the property leased by the tenant. The purchase price may be a fixed price or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the property’s market value has decreased below the price at which the tenant can purchase the property, we would incur a loss.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
LIABILITY FOR UNINSURED LOSSES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.
Losses from disaster-type occurrences (such as wars, terrorist activities or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties, which in turn could cause the value of the shares and distributions to our shareholders to be reduced.
OUR USE OF DEBT TO FINANCE INVESTMENTS COULD ADVERSELY AFFECT OUR CASH FLOW.
Most of our investments have been made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders, to be reduced. We generally borrow on a limited recourse basis to limit our exposure on any property to the amount of equity invested in the property except for certain circumstances such as environmental matters. There is no limitation on the amount which we can borrow on a single property.
BALLOON PAYMENT OBLIGATIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.
A majority of our financing may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make balloon payments will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders. Scheduled balloon payments for the next five years are as follows:

2006	$—	(1)
2007	$—
2008	$5,321
2009	$37,604	(1)
2010	$57,990

(1)	Excludes our pro rata share of mortgage obligations from equity investments totaling $10,299 in 2006 and $31,912 in 2009.
OUR INVESTMENTS IN PROPERTIES OUTSIDE OF THE UNITED STATES SUBJECT US TO FOREIGN CURRENCY RISKS WHICH MAY ADVERSELY AFFECT DISTRIBUTIONS.
We are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity.. Although we have not done so to date, we anticipate that in the future we may engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. If we were to engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any unhedged foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
INTERNATIONAL INVESTMENT RISKS, INCLUDING ADVERSE POLITICAL OR ECONOMIC DEVELOPMENTS, LACK OF UNIFORM ACCOUNTING STANDARDS (INCLUDING AVAILABILITY OF INFORMATION IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES), UNCERTAINTY OF FOREIGN LAWS AND THE DIFFICULTY OF ENFORCING CERTAIN OBLIGATIONS IN OTHER COUNTRIES MAY ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO MAKE DISTRIBUTIONS.
Foreign real estate investments involve certain risks not generally associated with investments in the United States. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might adversely affect our performance and impair our ability to make distributions to our shareholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of a uniform financial accounting standards and practices (including the lack of available information in accordance with accounting principles generally accepted in the United States of America) which could impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.
OUR PARTICIPATION IN JOINT VENTURES CREATES ADDITIONAL RISK.
We have participated in joint ventures and purchased properties jointly with other entities. To date, all of our joint venture partners have been affiliated CPA® REIT’s; however, we may have unaffiliated joint venture partners in the future. There are additional risks involved in joint venture transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of our partner and us. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our advisor may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
WE DO NOT FULLY CONTROL THE MANAGEMENT FOR OUR PROPERTIES.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. Because our revenues are largely derived from rents, our financial condition is dependent on the ability of net lease tenants to operate the properties successfully. If tenants are unable to operate the properties successfully, the tenants may not be able to pay their rent, which could adversely affect our financial condition.
PAYMENT OF FEES TO OUR ADVISOR WILL REDUCE CASH AVAILABLE FOR INVESTMENT AND DISTRIBUTION.
Our advisor performs services for us in connection with the management and leasing of our properties and the administration of our other investments. Unless our advisor elects to receive our common stock in lieu of cash compensation, we will pay our advisor substantial fees for these services, which will reduce the amount of cash available for distribution to our shareholders.
WE MAY NEED TO USE LEVERAGE TO MAKE DISTRIBUTIONS.
We may incur indebtedness if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles.
THE IRS MAY TREAT SALE-LEASEBACK TRANSACTIONS AS LOANS, WHICH COULD JEOPARDIZE OUR REIT QUALIFICATION.
The Internal Revenue Service, or IRS, may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
DIVIDENDS PAYABLE BY REITS GENERALLY DO NOT QUALIFY FOR REDUCED U.S. FEDERAL INCOME TAX RATES BECAUSE QUALIFYING REITS DO NOT PAY U.S. FEDERAL INCOME TAX ON THEIR NET INCOME.
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual domestic shareholders is 15% (through 2008). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
POSSIBLE LEGISLATIVE OR OTHER ACTIONS AFFECTING REITS COULD ADVERSELY AFFECT OUR SHAREHOLDERS AND US.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our shareholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our shareholders or us will be changed.
THE ABILITY OF OUR BOARD OF DIRECTORS TO REVOKE OUR REIT ELECTION WITHOUT SHAREHOLDER APPROVAL MAY CAUSE ADVERSE CONSEQUENCES TO OUR SHAREHOLDERS.
Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may have adverse consequences on the total return to our shareholders.
THE LIMIT ON THE NUMBER OF OUR SHARES A PERSON MAY OWN MAY DISCOURAGE A TAKEOVER.
Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to assist us in meeting the REIT qualification rules. These restrictions may discourage a change of control and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in our management.
MARYLAND LAW COULD RESTRICT CHANGE IN CONTROL.
Provisions of Maryland law applicable to us prohibit business combinations with:
—	any person who beneficially owns 10% or more of the voting power of outstanding shares;

—	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, referred to as an interested shareholder; or

—	an affiliate of an interested shareholder.
These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder.
SHAREHOLDERS’ EQUITY INTERESTS MAY BE DILUTED.
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore if we issue additional shares of common stock, including issuing additional shares through our distribution reinvestment plan or issuing shares to our advisor for payment of fees in lieu of cash, then existing shareholders will experience dilution of their percentage ownership in us.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
OUR BOARD OF DIRECTORS MAY CHANGE OUR INVESTMENT POLICIES WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ALTER THE NATURE OF YOUR INVESTMENT.
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our bylaws, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of an investment could change without your consent.
YOUR INVESTMENT RETURN MAY BE REDUCED IF WE ARE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT.
We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
—	limitations on capital structure;

—	restrictions on specified investments;

—	prohibitions on transactions with affiliates; and

—	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate. To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
THERE ARE SPECIAL CONSIDERATIONS FOR PENSION OR PROFIT-SHARING TRUSTS, KEOGHS OR IRAS.
If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in our shares, you should consider:
—	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

—	whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

—	our need to value the assets of the benefit plan annually.
COMPLIANCE WITH THE AMERICANS WITH DISABILITIES ACT MAY REQUIRE US TO SPEND SUBSTIANTIAL AMOUNTS OF MONEY WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.
We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All of our properties must comply with the applicable portions of the Americans with Disabilities Act and the related regulations, rules and orders, commonly referred to as the ADA, or similar applicable foreign laws. The ADA, for example, has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. If we fail to comply with the ADA and other applicable laws, the U.S. or foreign government might impose fines on us and award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local and foreign fire and safety regulations, building codes and other land use regulations. Compliance with these requirements could require us to spend substantial amounts of money, which could adversely affect our operating results. Failure to comply with these requirements may also affect the marketability of the properties.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the above conditions. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described above list all material risks to us at any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the SEC.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primarily corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas and London, England.
Refer to the Our Portfolio section of Item 1 for a discussion of the properties we hold and Schedule III – Real Estate and Accumulated Depreciation of Item 8 for a detail listing of such properties.
ITEM 3. Legal Proceedings.
As of December 31, 2005, we were not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations there under and those of the National Association of Securities Dealers, Inc. (“NASD”).
The staff alleged that in connection with a public offering of shares of CPA®:15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering.
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by WPC, including us, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of WPC’s managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated (“CPA®:10”), CIP®, CPA®:12 and CPA®:15 as well as us), in addition to selling commissions and selected dealer fees.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; we paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue such an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquires will have a material effect on WPC or Carey Financial incremental to that caused by any SEC action.
ITEM 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our shares. As of March 20, 2006, there were 20,865 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:
Cash Distributions Declared Per Share:

	2005	2004
First quarter	$.1904	$.1894
Second quarter	.1909	.1897
Third quarter	.1914	.1899
Fourth quarter	.1919	.1902

	$.7646	$.7592

Unregistered Sales of Equity Securities
For the three-month period ended December 31, 2005, 187,093 shares were issued to the advisor as consideration for performance fees. These shares were issued at $12.10. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during 2005 in our quarterly reports on Form 10-Q.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number
			Purchased as Part of	(or Approximate Dollar Value)
	Total Number of	Average Price	Publicly Announced	of Shares that may yet be purchased
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs (1)	under the Plans or Programs (1)
October 1, 2005 - October 31, 2005	—	—	N/A	N/A
November 1, 2005 - November 30, 2005	—	—	N/A	N/A
December 1, 2005 - December 31, 2005	230,405	$10.86	N/A	N/A

Total	230,405

(1)	All shares were purchased pursuant to our redemption plan, which we announced in November 1997. Under our redemption plan, we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company’s Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
ITEM 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8.
(In thousands, except per share amounts)

	For the years ended December 31,
	2005	2004	2003	2002	2001
OPERATING DATA:
Revenues	$134,369	$130,237	$127,424	$110,139	$64,532
Income from continuing operations (1)	46,909	38,755	33,641	29,575	18,041
Basic earnings from continuing operations per share	.69	.58	.51	.44	.35
Net income	47,249	38,940	33,820	30,266	18,377
Basic earnings per share	.69	.58	.51	.45	.36
Cash distributions paid	51,905	50,973	50,173	48,581	32,811
Cash distributions declared per share	.7646	.7592	.7552	.7493	.7075
Payment of mortgage principal (2)	12,433	11,046	9,234	6,543	2,557
BALANCE SHEET DATA:
Total assets	$1,295,036	$1,346,355	$1,345,747	$1,319,897	$1,097,238
Long-term obligations (3)	663,530	707,610	710,346	678,401	471,942

(1)	Includes loss from sale of real estate in 2001.

(2)	Represents scheduled mortgage principal paid.

(3)	Represents mortgage obligations and deferred acquisition fee installments that are due after more than one year.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands except share and per share amounts)
The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 14 Incorporated should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005. As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and our expectations. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1A of this Annual Report on Form 10-K.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or our objectives and plans will be achieved.
EXECUTIVE OVERVIEW
Business Overview
As described in more detail in Item 1 of this Annual Report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Significant business developments that occurred during 2005 are detailed in Item 1 — Significant Developments During 2005.
Current trends include:
We believe that the low long-term treasury rate by historical standards has created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment.
Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
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
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have six tenants in the auto industry, of which three have filed voluntary petitions of bankruptcy during the year ended December 31, 2005. The tenants who have filed for bankruptcy protection have not indicated whether they will affirm their leases. In 2005, these six tenants accounted for annual lease revenues of approximately $14,056 and income from equity investments of $819 and have an aggregate carrying value of $115,296 as of December 31, 2005. Of these totals, the three tenants that filed for bankruptcy protection account for approximately $8,790 of lease revenues during 2005 and $68,752 of carrying value at December 31, 2005. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
For the year ended December 31, 2005, cash flow generated from operations and equity investments was sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
How We Earn Revenue
The primary source of our revenue is from leasing real estate. We invest in and own commercial properties that are then leased to companies domestically and internationally, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and sales of property.
How Management Evaluates Results of Operations
Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to our shareholders and overall property appreciation. As a result, management’s assessment of operating results

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes its assessment of the long-term sustainability of our real estate portfolio.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Rental income	$115,848	$113,228	$108,282
Interest income from direct financing leases	14,112	13,430	13,010

	$129,960	$126,658	$121,292

For the years ended December 31, 2005, 2004 and 2003, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	2005	%	2004	%	2003	%
Carrefour France, SAS (a) (b)	$14,460	11%	$13,696	11%	$11,597	10%
Petsmart, Inc. (c)	8,303	6	8,303	7	8,303	7
Federal Express Corporation (c)	6,742	5	6,669	5	6,596	5
Nortel Networks Limited	6,001	5	6,001	5	6,001	5
Atrium Companies, Inc.	4,787	3	4,574	4	4,457	4
Caremark Rx, Inc.	4,300	3	4,300	3	4,300	4
Tower Automotive, Inc. (d)	4,099	3	3,895	3	3,895	3
Katun Corporation (b)	3,815	3	3,815	3	3,739	3
Dick’s Sporting Goods, Inc.	3,697	3	3,811	3	3,811	3
McLane Company Food Service Inc.	3,601	3	3,560	3	3,522	3
Metaldyne Company LLC	3,553	3	3,307	3	3,207	2
Collins & Aikman Corporation	3,473	3	3,373	3	3,296	2
Perkin Elmer, Inc. (b)	3,370	2	3,394	3	2,985	2
APW North America Inc.	3,027	2	2,954	2	2,857	2
Amerix Corp.	2,569	2	2,497	2	2,477	2
Gibson Guitar Corp.	2,566	2	2,529	2	2,489	2
Builders FirstSource, Inc.	2,521	2	2,497	2	2,425	2
Mayo Foundation (e)	2,421	2	2,421	2	2,421	2
Gerber Scientific, Inc.	2,361	2	2,276	2	2,202	2
Waddington North America, Inc.	2,321	2	2,280	2	2,038	2
Buffets, Inc.	2,280	2	2,272	2	2,224	2
Institutional Jobbers Company	2,271	2	2,271	2	2,271	2
Best Buy Co.	2,235	2	2,004	2	2,004	2
Consolidated Theatres Holding, G.P.	2,092	2	1,759	1	1,733	1
Career Education Corp. (f)	2,018	1	1,967	1	978	1
Other (c) (b)	31,077	24	30,233	22	29,464	25

	$129,960	100%	$126,658	100%	$121,292	100%

(a)	An expansion at this property was completed in July 2003. An additional expansion was completed in July 2005.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $8,040, $7,975 and $7,838 for the years ended December 31, 2005, 2004 and 2003, respectively.

(d)	Tower Automotive filed for Chapter 11 bankruptcy protection in February 2005.

(e)	Lease was assumed from Celestica Corporation effective January 1, 2004.

(f)	Investment was placed into service in June 2003.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 11.54% to 50%. For the years ended December 31, 2005, 2004 and 2003, our share of net lease revenues in the following lease obligations is as follows:

	2005	%	2004	%	2003	%
Starmark Camhood, L.L.C. (a)	$7,461	22%	$7,492	22%	$6,713	22%
Clear Channel Communications, Inc.	5,660	16	5,660	17	5,660	18
True Value Company (b)	5,065	14	5,065	15	5,065	17
Advanced Micro Devices, Inc. (b)	3,484	10	3,259	10	3,259	11
Mercury Partners and U-Haul Moving Partners (c)	3,294	9	2,215	7	—	—
Applied Materials, Inc.	3,277	9	3,249	10	3,097	10
CheckFree Holdings, Inc. (b)	2,247	6	2,180	6	2,128	7
Special Devices, Inc. (b)	2,088	6	2,039	6	1,995	6
Compucom Systems, Inc. (b)	1,489	4	1,408	4	1,408	5
Textron, Inc.	1,333	4	1,240	3	1,240	4
Dick’s Sporting Goods, Inc. (d)	113	—	—	—	—	—

	$35,511	100%	$33,807	100%	$30,565	100%

(a)	The Starmark interest was acquired in February 2003.

(b)	Increase is due to a rent increase.

(c)	Interest in this investment was acquired in April 2004.

(d)	Investment reclassified to an equity investment in November 2005 as a result of a transaction with CPA®:16 — Global.
RESULTS OF OPERATIONS
Lease Revenues
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $3,302 primarily as a result of $2,925 from rent increases at several properties. Rent from new leases and renewals at existing properties also contributed to the increase. Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Recent lease activity includes:
—	In February 2005, a tenant exercised a five-year renewal option on its lease for property in California, which resulted in an increase in annual lease revenue of approximately $250.

—	In July 2005, we acquired a $1,993 expansion at an existing property in France, which will generate additional annual rent of approximately $180 subject to fluctuations in foreign exchange rates.

—	In September 2005, we entered into a net lease agreement with a new tenant for the remaining space in a property in Utah, which had been partially vacant. We expect this lease to generate annual lease revenues of approximately $490 upon completion of improvements at the property.

—	In December 2005, we entered into a transaction with CPA®:16 — Global, an affiliate, where CPA®:16 — Global acquired a 55.1% interest in our property leased to Dick’s Sporting Goods, Inc. (see Item 1 — Significant Developments During 2005). In connection with this transaction, we have reclassified this property as an equity investment.

—	During 2005, our tenants Tower Automotive, Collins and Aikman and Meridian Automotive, which combined contributed approximately $4,100, $3,475 and $1,215 in 2005 lease revenues, respectively, filed for bankruptcy protection. We cannot predict whether either company will affirm or terminate its lease in connection with its bankruptcy reorganization.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, lease revenues increased by $5,366 primarily as a result of the completion of several build-to-suit projects ($2,094), scheduled rent increases ($1,806), new leases ($1,158) and the impact of favorable changes in foreign exchange rates on rents from foreign properties ($1,669). These increases were partially offset by a $1,337 decrease in lease revenues due to the termination of two leases in 2003.
Other Operating Income
Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable costs are recorded as both income and property expense and, therefore, have no impact on net income.
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, other operating income increased $830, primarily due to an increase in reimbursable tenant costs.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, other operating income decreased $2,553, primarily due to the recognition of $2,588 from the forfeiture of a security deposit in 2003.
Property Expense
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, property expense increased by $2,450 primarily due to an increase in asset management and performance fees of $1,030, an increase in reimbursable tenant costs of $948, professional fees and other costs totaling $185 related to two underperforming properties and a $188 repair expenditure at a property in California.
The increase in the asset management and performance fees paid to the advisor are a result of increases in property values pursuant to the annual third party valuation of our portfolio as of December 31, 2004. We incurred legal and other costs in 2005 related to properties leased to Collins & Aikman and Tower Automotive as both tenants filed for bankruptcy protection in 2005. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, property expense increased by $1,573, primarily due to a $1,980 increase in asset management and performance fees which was the result of both the growth of our asset base and the appreciation of existing properties as determined by the initial third party valuation of our portfolio as of December 31, 2003. This increase was partially offset by lower provisions for uncollected rents.
General and Administrative Expenses
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, general and administrative expenses increased by $221 as a result of an increase in our share of rental expenses under an office-sharing agreement and an increase in investor related costs, including printing and proxy solicitation costs. These increases were partially offset by a reduction in accounting fees as, pursuant to recently clarified SEC interpretations, we are no longer considered an accelerated filer and therefore are not required to perform compliance testing under the Sarbanes-Oxley Act until 2007.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, general and administrative expenses decreased by $2,249, primarily due to a $1,583 reduction in payments to broker dealers, which reflected the discontinuance of payments to a broker dealer of account maintenance fees. These account maintenance fees are among the payments that are a subject of the SEC investigation described in Item 3 — Legal Proceedings. General and administrative expenses also benefited from a $231 decline in expenses of WPC allocated to us due to a decline in time dedicated to us by WPC employees, and a $196 reduction in acquisition expenses. The foregoing effects were offset in part by increased state and local income taxes.
Impairment Charges
During 2003, we recognized impairment charges of $3,103, primarily related to a $2,900 charge on the property in Gardena, California formerly leased to Scott Companies Inc. This property was written down to its estimated fair value following Scott’s default on its lease.
Income from Equity Investments
Income from equity investments represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, income from equity investments increased by $1,494 primarily due to $743 from rent increases at several properties, $456 from the full-year effect of an acquisition in April 2004 of an 11.54% interest in a limited partnership which purchased 78 self-storage and truck leasing facilities leased under the U-Haul brand name and $92 from the reclassification of our investment in Dick’s Sporting Goods.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, income from equity investments increased by $1,312 primarily due to $652 from our April 2004 investment in facilities leased under the U-Haul brand name, $309 from the full year effect of our investment in Starmark Camhood, LLC in February 2003 and $258 from rent increases at several properties.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Gain (Loss) on Derivative Instruments, Net
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, gain on derivative instruments, net increased by $5,990 primarily as a result of realized and unrealized gains on common stock warrants and a change in the value of an interest rate swap. In April 2005, we recognized a realized gain of $2,192 on common stock warrants as a result of the completion of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants. We recognized an unrealized gain of $2,548 in the fourth quarter of 2005 on common stock warrants in PW Eagle, Inc. as the result of increases in PW Eagle’s stock price. In December 2005 we exercised our option to convert the PW Eagle warrants into common stock. During 2005, we recognized an unrealized gain of $426 on an interest rate swap contract that does not qualify as a hedge for financial accounting purposes, as compared with a $655 unrealized loss in 2004.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, loss on derivative instruments, net increased by $699, primarily as the result of the $655 unrealized loss on the interest rate swap contract and declines in the value of several common stock warrants.
Gain (Loss) on Foreign Currency Transactions, Net
2005 VS. 2004 — For the year ended December 31, 2005, we recognized a net loss on foreign currency transactions of $446 as compared with a gain of $1,438 for the year ended December 31, 2004. The loss is primarily due to the strengthening of the U.S. dollar during 2005 and is partially offset by realized gains on the transfer of cash from foreign subsidiaries.
2004 VS. 2003 — For the year ended December 31, 2004, we recognized a gain on foreign currency of $1,438 as compared with a gain of $1,040 for the year ended December 31, 2003. These gains, primarily resulting from the transfer of cash from foreign subsidiaries, reflect the weakening of the U.S. dollar throughout 2003 and 2004.
Interest Expense
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, interest expense decreased by $253 primarily due to $571 in lower interest payments resulting from a reduction in mortgage notes payable of $17,136 from paying scheduled principal payments, prepayment of mortgage principal obligations and defeasance of the Dick’s Sporting Goods mortgage as well as a $419 decrease in interest on deferred acquisition fees as a result of making the January 2005 deferred acquisition fee installment payment. These decreases were partially offset by a charge on extinguishment of debt of $784 in the fourth quarter of 2005 in connection with the defeasance of the mortgage collateralized by the Dick’s Sporting Goods property.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, interest expense increased $1,084 primarily due to interest on new mortgages obtained in 2003 and increases in foreign currency exchanges rates for the Euro and the British Pound. These increases were partially offset by an $11,046 reduction in mortgage notes payable balances as a result of making scheduled mortgage principal payments. During 2003, we obtained $27,477 of new mortgages collateralized by properties leased to Carrefour, Career Education Group and UTI Holdings.
Income from Discontinued Operations
Included in income from discontinued operations for 2005, 2004 and 2003 are the results of operations of a property in California, which was sold in February 2005, at which time we recognized a gain of $196.
Net Income
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, net income increased $8,309, primarily due to increases in lease revenue and income from equity investments totaling $4,796 and a $5,990 increase in gain (loss) on derivative instruments, net. These increases were partially offset by an increase in property expense of $2,450. These variances are described above.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, net income increased $5,120, primarily due to an increase in total revenues of $2,813 in 2004 and the recognition of impairment charges on real estate of $3,103 in 2003, both of which are described above.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
FINANCIAL CONDITION
Uses of Cash During the Year
There has been no material change in our financial condition since December 31, 2004. Cash and cash equivalents totaled $37,871 as of December 31, 2005, an increase of $1,476 from the December 31, 2004 balance. Management believes that we have sufficient cash balances to meet our working capital needs. Our use of cash during the period is described below.
Operating Activities
In evaluating cash flow from operations, management includes cash flow from our equity distributions that are included in investing activities. For the year ended December 31, 2005, cash flows from operating activities and equity investments of $72,732 were sufficient to pay distributions to shareholders of $51,905, meet scheduled mortgage principal installments of $12,433 and distribute $3,579 to minority interest partners.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property related costs. Proceeds from the sale of securities included $7,000 from the sale of auction-rate securities and $2,432 from the sale of warrants in connection with the completion of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants. Proceeds from the sale of real estate include $4,116 from the sale of a property in California and $1,625 from the sale of excess land at an existing property in Minnesota. During 2005, we used $1,993 to acquire an expansion at a property in France and $1,229 to fund tenant improvements for a new lessee and acquire land in Utah. The annual installment of deferred acquisition fees is paid to the advisor each January and was $3,420 in 2005.
Financing Activities
In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we used $4,702 to defease the mortgage collateralized by the Dick’s Sporting Goods property, sales proceeds of $2,184 from the sale of property in California to pay off an outstanding mortgage principal balance and sales proceeds of $1,625 from the sale of excess land in Minnesota to reduce the outstanding mortgage principal balance on this property. During 2005, we used $8,972 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. We also obtained $6,697 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.
We hold a participation in a mortgage pool consisting of $172,335 of mortgage debt collateralized by properties and lease assignments on properties owned by us and three affiliates. With these affiliates, we also purchased subordinated interests of $24,129 in which we own a 25% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of December 31, 2005, there have been no defaults.
Cash Resources
As of December 31, 2005, we have $37,871 of cash and cash equivalents that can be used for working capital needs and other commitments and may be used for future real estate investments. In addition, debt may be incurred on unleveraged properties with a carrying value of $56,299 as of December 31, 2005 and any proceeds may be used to finance future real estate investments.
We expect cash flows from operating activities to be affected by several factors in 2006 including:
—	A reduction in interest expense from the prepayment of outstanding mortgage obligations in 2005. We anticipate annual savings of approximately $725 as a result of these prepayments.

—	Recent lease activity at several properties which we expect will contribute an additional cash flow of approximately $920.

—	Scheduled rent increases on several properties during 2005 and 2006 should result in additional cash from operations.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments, a mortgage balloon payment of $10,299 in June 2006, which represents our pro rata share of a mortgage obligation from an equity investment, and paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We may also seek to

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
to use our cash to make new investments to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on our current cash balances, we may use existing cash reserves to satisfy future balloon payment obligations.
AGGREGATE CONTRACTUAL AGREEMENTS
The table below summarizes our contractual obligations as of December 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Mortgage notes payable — Principal	$663,098	$12,478	$33,004	$125,516	$492,100
Mortgage notes payable — Interest	307,500	49,263	95,464	84,289	78,484
Deferred acquisition fees — Principal	16,423	3,514	6,759	4,668	1,482
Deferred acquisition fees — Interest	3,013	985	1,338	571	119
Subordinated disposition fees (1)	412	—	—	—	412
Operating leases (2)	6,790	424	1,150	1,276	3,940

	$997,236	$66,664	$137,715	$216,320	$576,537

(1)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(2)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2005.
As of December 31, 2005, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
In connection with the purchase of our properties, we require the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow us to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matter should not have a material adverse effect on our financial condition, liquidity or results of operations.
SUBSEQUENT EVENTS
In December 2005, we completed a cashless exercise of common stock warrants in PW Eagle, Inc. Between January and March 2006, we sold substantially all of the shares we received in PW Eagle for net proceeds of $2,797, and expect to recognize a loss of approximately $65 on these sales.
In January 2006 the advisor entered into a co-operation agreement with Starmark Holdings L.L.C. (“Starmark”) (formerly the parent of Starmark Camhood L.L.C.) covering several properties owned by us and certain of our affiliates and leased to Starmark under a master lease. Under this cooperation agreement, the advisor, on behalf of ourselves and our affiliates, has agreed to co-operate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants have been replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs we incurred in connection with transactions under the co-operation agreement.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs will be allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values. Below-market value of leases will also be recorded at their relative fair values and will be included in other liabilities in the accompanying financial statements.
The value attributed to tangible assets will be determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we will assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model will be property-specific as it is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates will include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
Above-market and below-market lease intangibles will be based on the difference between the market rent and the contractual rents and will be discounted to a present value using an interest rate reflecting our assessment of the risk associated with the lease acquired. If we acquire properties subject to net leases, we will consider the credit of the lessee in negotiating the initial rent.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit quality, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, are charged to expense.
Factors considered include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs, expectation of funding tenant improvements and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
Basis of Consolidation
The consolidated financial statements include our accounts and our wholly owned subsidiaries. At December 31, 2005, we are not the primary beneficiary of any variable interest entity (“VIE”). All material inter-entity transactions have been eliminated.
For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, we evaluate the entity to determine if the entity is deemed a VIE, and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Entities that meet one or more of the criteria listed below are considered VIEs.
—	Our equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

—	We do not have the direct or indirect ability to make decisions about the entity’s business;

—	We are not obligated to absorb the expected losses of the entity;

—	We do not have the right to receive the expected residual returns of the entity; and

—	Our voting rights are not proportionate to our economic interests, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.
We consolidate the entities that are VIEs when we are deemed to be the primary beneficiary of the VIE. For entities where we are not deemed to be the primary beneficiary of the VIE and our ownership is 50% or less and we have the ability to exercise significant influence as well as jointly-controlled tenancy-in-common interests we use the equity accounting method, i.e. at cost, increased or decreased by our share of earnings or losses, less distributions. When events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations.
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
We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost as equity investments and are subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial valuation for subsequent changes in the fair value less cost to sell and will recognize an additional impairment charge or a gain (not to exceed the cumulative loss previously recognized.) If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (25 lessees represented more than 75% of annual rental income during 2005), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
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
Recent Accounting Pronouncements
In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. We adopted FIN 47 as required effective December 31, 2005 and the initial application of this Interpretation did not have a material effect on our financial position or results of operations.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective application. We do not believe that the adoption of EITF 04-05 will have a material impact on our financial position or results of operations.
In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. We adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on our financial position or results of operations.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
(In thousands)
Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and foreign currency exchange rate risks.
Interest Rate Risk
The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of December 31, 2005, our interests in CCMT had a fair value of $6,434. We also own marketable equity securities of PW Eagle Inc. and Core-Mark Holding Company, Inc., which based on their quoted per share prices had a fair value of $2,833 as of December 31, 2005.
At December 31, 2005, the majority of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rates on our fixed rate debt as of December 31, 2005 ranged from 5.15% to 8.85%. The interest rates on our variable rate debt as of December 31, 2005 ranged from 6.27% to 6.48%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$12,015	$12,927	$19,049	$52,024	$72,299	$468,209	$636,523	$643,533
Weighted average interest rate	7.15%	7.15%	7.31%	8.10%	8.10%	7.27%
Variable rate debt	$463	$497	$531	$576	$617	$23,891	$26,575	$26,575
Annual interest expense from variable rate debt would increase or decrease by approximately $179 or each change of 1% in annual interest rates. Included in variable rate debt is a variable rate obligation with a balance at December 31, 2005 of $8,718 that has been converted to a fixed rate obligation through an interest rate swap agreement, for which the related cash flow is therefore not affected by changes in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at December 31, 2005 by approximately $29,923.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Foreign Currency Exchange Rate Risk
We have foreign operations in the United Kingdom, Finland, France and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Realized and unrealized foreign currency translation gains (losses) were $334 and $(780), respectively, for the year ended December 31, 2005. Such gains and losses are included in the accompanying consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the year ended December 31, 2005, Carrefour France SAS, which leases properties in France, contributed 11% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
During each of the next five years following December 31, 2005 and thereafter scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from our foreign operations are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Rental income (1)	$13,791	$13,791	$13,791	$13,791	$13,791	$45,877	$114,832
Interest income from direct financing leases (1)	949	1,037	1,037	1,037	1,133	30,448	35,641
Scheduled principal payments for mortgage notes payable resulting from our foreign operations during each of the next five years and thereafter are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate debt (1)	$4,526	$4,836	$5,157	$5,422	$5,746	$98,058	$123,745
Variable rate debt (1)	91	98	105	114	122	5,648	6,178

(1)	Based on December 31, 2005 exchange rate. Contractual rents and mortgage notes are denominated in the functional currency of the country of each property.
ITEM 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005.
Notes to Schedule III.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2006

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31,
	2005	2004
ASSETS:
Real estate, net	$943,637	$999,861
Net investment in direct financing leases	115,513	116,343
Equity investments	143,417	134,905
Asset held for sale	—	3,797
Cash and cash equivalents	37,871	36,395
Marketable securities	9,267	13,904
Other assets, net	45,331	41,150

Total assets	$1,295,036	$1,346,355

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Liabilities:
Mortgage notes payable	$663,098	$701,181
Mortgage note payable on asset held for sale	—	2,190
Accrued interest	4,358	4,612
Due to affiliates	4,894	4,925
Accounts payable and accrued expenses	5,506	3,760
Prepaid rental income and security deposits	19,514	22,233
Deferred acquisition fees payable to affiliate	16,424	20,012
Other liabilities	1,163	1,424
Distributions payable	13,103	12,894

Total liabilities	728,060	773,231

Minority interest	25,012	26,426

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.001 par value; 120,000,000 shares authorized; 70,308,710 and 68,982,023 shares issued and outstanding at December 31, 2005 and 2004	70	69
Additional paid-in capital	636,009	620,366
Distributions in excess of accumulated earnings	(81,166)	(76,301)
Accumulated other comprehensive income	7,080	13,621

	561,993	557,755
Less, treasury stock at cost, 2,028,584 and 1,191,490 shares at December 31, 2005 and 2004	(20,029)	(11,057)

Total shareholders’ equity	541,964	546,698

Total liabilities, minority interest and shareholders’ equity	$1,295,036	$1,346,355

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	For the years ended December 31
	2005	2004	2003
REVENUES:
Rental income	$115,848	$113,228	$108,282
Interest income from direct financing leases	14,112	13,430	13,010
Other operating income	4,409	3,579	6,132

	134,369	130,237	127,424

OPERATING EXPENSES:
Depreciation	(23,500)	(23,426)	(22,728)
Property expenses	(25,009)	(22,559)	(20,986)
General and administrative	(6,376)	(6,155)	(8,404)
Impairment charges	—	—	(3,103)

	(54,885)	(52,140)	(55,221)

OTHER INCOME AND EXPENSES:
Income from equity investments	15,798	14,304	12,992
Other interest income	2,232	1,239	1,630
Minority interest in income	(2,153)	(1,805)	(1,489)
Gain on sale of real estate	269	—	—
Gain (loss) on derivative instruments, net	5,271	(719)	(20)
(Loss) gain on foreign currency transactions, net	(446)	1,438	1,040
Interest expense	(53,546)	(53,799)	(52,715)

	(32,575)	(39,342)	(38,562)

Income from continuing operations	46,909	38,755	33,641
DISCONTINUED OPERATIONS:
Income from operations of discontinued properties	144	185	179
Gain on sale of real estate	196	—	—

Income from discontinued operations	340	185	179

NET INCOME	$47,249	$38,940	$33,820

BASIC EARNINGS PER SHARE:
Income from continuing operations	$.69	$.58	$.51
Income from discontinued operations	—	—	—

Net income	$.69	$.58	$.51

DISTRIBUTIONS DECLARED PER SHARE	$.7646	$.7592	$.7552

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	68,208,208	67,447,812	66,638,026

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2005	2004	2003
Net income	$47,249	$38,940	$33,820
Other comprehensive income:
Foreign currency translation adjustment	(5,745)	2,254	4,396
Unrealized appreciation on marketable securities	(796)	217	641

	(6,541)	2,471	5,037

Comprehensive income:	$40,708	$41,411	$38,857

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except share amounts)
For the years ended December 31, 2005, 2004, and 2003

			Distributions	Accumulated
			in Excess of	Other
	Common	Additional	Accumulated	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income	Stock	Total
Balance at January 1, 2003	$67	$597,852	$(47,508)	$6,113	$(4,635)	$551,889
858,550 shares issued $.001 par, at $10.00 per share, net of offering costs	1	8,528				8,529
Distributions declared			(50,348)			(50,348)
Purchase of treasury stock, 281,731 shares					(2,498)	(2,498)
Net income			33,820			33,820
Change in other comprehensive income				5,037		5,037

Balance at December 31, 2003	68	606,380	(64,036)	11,150	(7,133)	546,429

1,287,321 shares issued $.001 par, at $11.30 per share, net of offering costs	1	13,986				13,987
Distributions declared			(51,205)			(51,205)
Purchase of treasury stock, 388,848 shares					(3,924)	(3,924)
Net income			38,940			38,940
Change in other comprehensive income				2,471		2,471

Balance at December 31, 2004	69	620,366	(76,301)	13,621	(11,057)	546,698

1,326,687 shares issued $.001 par, at $12.10 per share, net of offering costs	1	15,643				15,644
Distributions declared			(52,114)			(52,114)
Purchase of treasury stock, 837,094 shares					(8,972)	(8,972)
Net income			47,249			47,249
Change in other comprehensive income				(6,541)		(6,541)

Balance at December 31, 2005	$70	$636,009	$(81,166)	$7,080	$(20,029)	$541,964

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except per share amounts)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$47,249	$38,940	$33,820
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	24,597	24,642	23,964
Straight-line rent adjustments	(3,173)	(4,349)	(3,965)
Income from equity investments in excess of distributions received	30	(1,162)	(1,529)
Minority interest in income	2,153	1,805	1,489
Issuance of shares to affiliate in satisfaction of current and accrued performance fees	8,947	8,289	7,105
Impairment charge on real estate	—	—	3,103
(Decrease) increase in prepaid rents and security deposits	(2,232)	2,584	(1,727)
Realized gain on foreign currency transactions	(334)	(1,357)	(349)
Realized gain on sale of warrants	(2,192)	—	—
Reversal of unrealized loss on warrants	7	—	—
Unrealized (gain) loss on derivatives, net	(3,086)	719	20
Unrealized loss (gain) on foreign currency transactions, net	780	(81)	(691)
Settlement proceeds received in the form of marketable securities	(223)	—	—
Gain on sale of real estate	(465)	—	—
Change in other operating assets and liabilities, net	(1,163)	560	(1,830)

Net cash provided by operating activities	70,895	70,590	59,410

Cash flows from investing activities:
Equity distributions received in excess of equity income	1,837	2,412	1,178
Capital distributions received from equity investments	—	—	8,722
Purchases of real estate and equity investments and other capitalized costs, net (a)	(3,279)	(17,195)	(50,385)
Value added taxes recoverable on purchase of real estate	—	—	827
Purchase of securities	—	(10,825)	(15,000)
Proceeds from sale of securities	9,432	19,775	21,059
Proceeds from sale of real estate	5,808	—	—
Payment of deferred acquisition fees	(3,420)	(3,266)	(2,373)

Net cash provided by (used in) investing activities	10,378	(9,099)	(35,972)

Cash flows from financing activities:
Distributions paid	(51,905)	(50,973)	(50,173)
Proceeds from stock issuance, net of costs	6,697	5,698	1,424
Prepayment of mortgage principal	(8,512)	—	—
Release of mortgage funds by lenders	—	167	2,776
Proceeds from mortgages	—	—	21,582
Repayment of proceeds from note	—	(1,617)	1,617
Payments of mortgage principal	(12,433)	(11,046)	(9,234)
Purchase of treasury stock	(8,972)	(3,924)	(2,498)
Distributions paid to minority interest partner, net	(3,579)	(2,735)	(3,340)

Net cash used in financing activities	(78,704)	(64,430)	(37,846)

Effect of exchange rates on cash	(1,093)	609	1,035

Net increase (decrease) in cash and cash equivalents	1,476	(2,330)	(13,373)
Cash and cash equivalents, beginning of year	36,395	38,725	52,098

Cash and cash equivalents, end of year	$37,871	$36,395	$38,725

Noncash investing and financing activities:
(a)	Included in the cost basis of real estate and equity investments acquired in 2004 and 2003 are deferred acquisition fees payable to W. P. Carey & Co., LLC of $749 and $1,733, respectively. No such fees were incurred in 2005.
Supplemental cash flow information:
Interest paid, excluding capitalized interest, was $52,019, $52,923 and $51,261 in 2005, 2004 and 2003, respectively. Capitalized interest was $357 in 2003. No capitalized interest was recognized in 2005 and 2004.
The accompanying notes are an integral part of these consolidated financial statements.         .

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)
1. Business and Organization
Corporate Property Associates 14 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally, primarily on a triple net basis. As of December 31, 2005, the Company’s portfolio consisted of 236 properties leased to 73 tenants and totaling more than 25 million square feet. Subject to certain restrictions and limitations, the business of the Company is managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively referred to as the “advisor”).
An initial offering of the Company’s shares which commenced on November 10, 1997 concluded on November 10, 1999 at which time the Company had issued an aggregate of 29,440,594 shares ($294,406). On November 17, 1999, the Company commenced an offering for a maximum of 40,000,000 shares of common stock. The shares were offered to the public on a “best efforts” basis at a price of $10 per share. The second offering concluded on November 15, 2001, by which time 36,353,686 shares ($363,537) were issued. These proceeds have been combined with limited recourse mortgage debt to purchase the Company’s real estate portfolio. As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.
2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the Company, its wholly owned and majority owned controlled subsidiaries. As of December 31, 2005, the Company is not the primary beneficiary of any variable interest entity (“VIE”). All material inter-entity transactions have been eliminated.
For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Entities that meet one or more of the criteria listed below are considered VIEs.
—	The Company’s equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

—	The Company does not have the direct or indirect ability to make decisions about the entity’s business;

—	The Company is not obligated to absorb the expected losses of the entity;

—	The Company does not have the right to receive the expected residual returns of the entity; and

—	The Company’s voting rights are not proportionate to its economic interests, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.
The Company consolidates the entities that are VIEs when the Company is deemed to be the primary beneficiary of the VIE. For entities where the Company is not deemed to be the primary beneficiary of the VIE and the Company’s ownership is 50% or less and has the ability to exercise significant influence, as well as any jointly-controlled tenancy-in-common, interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions. When events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations.
The Company has interests in six joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests at December 31, 2005 and 2004 is $12,478 and $12,356, respectively. The fair value of these minority interests at December 31, 2005 and 2004 is $10,678 and $18,437, respectively.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
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
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. The Company has revised its 2004 and 2003 consolidated statements of cash flows to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
Purchase Price Allocation
In connection with the Company’s acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values. Below-market value of leases will also be recorded at their relative fair values and will be included in other liabilities in the accompanying financial statements.
Above-market and below-market in-place lease values for owned properties will be recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value will be amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value will be amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
The total amount of other intangibles will be allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values.
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management will also consider information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property will also be considered.
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

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
Operating Real Estate
Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
Real Estate Under Construction and Redevelopment
For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. Interest is capitalized by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.
Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company’s cash and cash equivalents at December 31, 2005 and 2004 were held in the custody of three financial institutions and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations (see Note 7), common stock in publicly-traded companies and auction-rate securities, are classified as available for sale securities and reported at fair value, with the Company’s interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
Other Assets
Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages using the effective interest rate method and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents, which vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees are payable for services provided by the advisor, an affiliate, to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in annual installments totaling 2% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the performance criterion (see Note 3).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2005, lessees were responsible for the direct payment of real estate taxes of approximately $13,157.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. One tenant, Carrefour France SAS, currently represents 11% of total lease revenues. Substantially all of the Company’s leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.
The leases are accounted for under either the direct financing or operating methods as appropriate for the transaction. Such methods are described below:
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the lease.
Operating method — Real estate is recorded at cost less accumulated depreciation; minimum rental revenue is recognized on a straight-line basis over the term of the leases, and expenses (including depreciation) are charged to operations as incurred (Note 4).
On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because the Company has a limited number of lessees (25 lessees represented more than 75% of annual rental income during 2005), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. The Company generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, the Company make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the remaining term of the lease.
Impairments
When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. The Company performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Company’s current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Company could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and are subsequently adjusted for the Company’s proportionate share of earnings and cash contributions and distributions. On a periodic basis, the Company assesses whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
based on current market information. The Company will continue to review the initial valuation for subsequent changes in the fair value less cost to sell and will recognize an additional impairment charge or a gain (not to exceed the cumulative loss previously recognized). If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Foreign Currency Translation
The Company consolidates its real estate investments in The Netherlands, Finland, France and the United Kingdom. The functional currencies for these investments are the Euro and British Pound. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2005 and 2004, the cumulative foreign currency translation adjustment gain was $6,761 and $12,506, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. The contributions to the equity investments were funded in part through subordinated debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and the Company recognized unrealized (losses) gains of ($775), $90 and $720 from such transactions in the years ended December 31, 2005, 2004 and 2003, respectively. In the years ended December 31, 2005, 2004 and 2003, the Company recognized realized gains of $334, $1,357 and $349, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
The Company accounts for its derivative instruments in accordance with FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“FAS 133”). Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to FAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. Changes in fair value for the years ended December 31, 2005, 2004 and 2003 generated unrealized losses of $2,653, $64 and $20, respectively. As of December 31, 2005, warrants issued to the Company by Consolidated Theaters Holding, G.P. and Compucom Systems, Inc. are classified as derivative instruments. The Company also holds stock warrants that were not defined as derivative instruments and have been recorded at nominal values.
A lease for a property located in The Netherlands provides the Company with an option to receive a portion of rental payments in Euros or U.S. dollars. Pursuant to the adoption of FAS 133, the option is a derivative instrument and changes in the fair value of the option are recognized in earnings as gains or losses. Unrealized losses of $5, $9 and $29 were recognized in 2005, 2004 and 2003, respectively. As of December 31, 2005, the Company’s cumulative unrealized foreign currency gain was $5.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
Changes in the fair value of an interest swap instrument on a variable rate loan with a notional amount of $8,718 are included in the determination of net income. For the years ended December 31, 2005 and 2004, unrealized losses of $426 and $655 were recognized, respectively. No such losses or gains were recognized in 2003.
Assets Held for Sale
Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (see Note 12).
If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
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
U.S. Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax to the extent it distributes its net taxable income annually to its shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. The Company has and intends to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to U.S. federal income tax. The Company is subject to certain state, local and foreign taxes. Provision for such taxes has been included in general and administrative expenses in the Company’s Consolidated Statements of Income.
State, local and franchise taxes of $295, $453 and $258 are included in general and administrative expenses for the years ended December 31, 2005, 2004 and 2003, respectively.
Earnings Per Share
The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.
Recent Accounting Pronouncements
In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of this Interpretation did not have a material effect on our financial position or results of operations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective application. The Company does not believe that the adoption of EITF 04-05 will have a material impact on our financial position or results of operations.
In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on our financial position or results of operations.
3. Transactions with Related Parties
In connection with performing services on behalf of the Company, the advisory agreement between the Company and the advisor provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1/% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7%. The advisor has elected at its option to receive the performance fees in restricted shares of common stock of the Company rather than cash. Effective in 2005, the advisory agreement was amended to allow the advisor to elect to receive restricted stock for any fees due from the Company. The advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $9,055, $8,540 and $7,550 in 2005, 2004 and 2003, respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $2,789, $2,856 and $3,088 in 2005, 2004 and 2003, respectively. Asset management fees and personnel reimbursement costs are included in property expense and general and administrative expense, respectively, in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees is deferred and payable in equal installments over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the performance criterion has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions and refinancings that were completed in 2004 and 2003, current fees were $936 and $2,166, respectively and deferred fees were $749 and $1,733, respectively. No such fees were incurred during the twelve months ended December 31, 2005.
The advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceed the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the independent directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company’s operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the advisor and independent directors, is made at the sole discretion of the independent directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the advisor to reimburse the Company.
The advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The advisor’s interest in such disposition fees amounts to $ 412 and $240 as of December 31, 2005 and 2004, respectively. Payment of such amount, however, cannot be made until the subordination provisions are met. The Company has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.
The Company owns interests in entities which range from 11.54% to 90% and a jointly-controlled 50% tenancy-in-common interest in two properties subject to a net lease with the remaining interests held by affiliates.
The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on the relative gross revenues of the affiliates. Expenses incurred in 2005, 2004 and 2003 were $770, $500 and $470, respectively. The Company’s current share of future annual minimum lease payments is $6,790 through 2016.
4. Real Estate
Real Estate which consists of land and buildings leased to others, at cost, and accounted for under operating method is summarized as follows:

	December 31,
	2005	2004
Cost	$1,050,368	$1,086,073
Less: Accumulated depreciation	(106,731)	(86,212)

	$943,637	$999,861

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI–based increases, under non-cancelable operating leases amount are approximately as follows:

Year ending December 31,
2006	$103,306
2007	104,621
2008	104,276
2009	104,000
2010	101,120
Thereafter through 2023	813,717
5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows:

	December 31,
	2005	2004
Minimum lease payments receivable	$221,136	$233,681
Unguaranteed residual value	111,752	112,688

	332,888	346,369
Less: unearned income	(217,375)	(230,026)

	$115,513	$116,343

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI–based increases, under non-cancelable direct financing leases are approximately as follows:

Year ending December 31,
2006	$12,636
2007	12,724
2008	12,724
2009	12,724
2010	12,891
Thereafter through 2031	157,435
Percentage rent was approximately $404 in 2005.
6. Equity Investments
The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to joint control. The ownership interests range from 11.54% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., True Value Company, Clear Channel Communications, Inc., Starmark Camhood, LLC, U-Haul Moving Partners, Inc. (“U-Haul”) and Mercury Partners, LP (“Mercury”). The interests in the properties leased to U-Haul and Mercury were acquired in April 2004 and are described below.
Summarized combined financial information of the Company’s equity investees is as follows:

	December 31,
	2005	2004
Assets (primarily real estate)	$1,084,354	$1,122,692
Liabilities (primarily mortgage notes payable)	(652,119)	(682,377)

Partners’ and Members’ equity	$432,235	$440,315

Company’s share of equity investees’ net assets	$143,417	$134,905

	Years ended December 31,
	2005	2004	2003
Revenues (primarily rental income and interest income from direct financing leases)	$117,156	$105,488	$80,329
Expenses (primarily interest on mortgage and depreciation)	(69,698)	(64,085)	(46,429)

Net income	$47,458	$41,403	$33,900

Company’s share of net income from equity investments	$15,798	$14,304	$12,992

On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 15 Incorporated and Corporate Property Associates 16 — Global Incorporated, through a limited partnership in which the Company owns an 11.54% interest through a subsidiary, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury, and the truck rental facilities are leased to U-Haul. The total cost was $312,445. In connection with the purchase, the limited partnership obtained $183,000 of limited recourse mortgage financing collateralized by the properties and lease assignments.
The Mercury lease has an initial term of 20 years with two 10-year renewal options and provides for annual rent of $18,551. The Mercury lease is guaranteed by Mercury 99, LLC, an entity that owns a 99% ownership interest in Mercury. The U-Haul lease has an initial term of 10 years with two 10-year renewal options and provides for annual rent of $9,990. In the event of default, termination or expiration of the U-Haul lease, Mercury 99, LLC will automatically assume the obligations of the U-Haul lease and Mercury 99, LLC will continue to lease the self-storage facilities and shall lease the truck rental facilities pursuant to the terms (with extension) of the U-Haul lease. Upon Mercury 99, LLC’s assumption, the term of the U-Haul lease shall be deemed extended so as to automatically become co-terminus for the term of the Mercury 99, LLC lease. Each lease provides for rent increases every five years based on a formula indexed to the CPI.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
The loan provides for monthly payments of principal and interest of $1,230 at a fixed annual interest rate of 6.449% and based on a 25-year amortization schedule. The loan matures on May 1, 2014.
In December 2005, the Company sold a 55.1% interest in a limited liability company, which owns land and building in Plainsfield, Indiana. The Company retained a 44.9% interest in the limited liability company and as a result now accounts for its interests under the equity method of accounting.
7. Mortgage Financing Through Loan Securitization
In 2002, the Company and three affiliates, WPC, Carey Institutional Properties Incorporated (“CIP®”) and Corporate Property Associates 12 Incorporated (“CPA®:12”) obtained an aggregate of approximately $172,335 of limited recourse mortgage financing collateralized by 62 leased properties. The lender pooled the loans into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans, and sold the interests in the trust as collateralized mortgage obligations in a private placement to institutional investors (the “Offered Interests”). The Company and the three affiliates acquired a separate class of subordinated interests in the trust (the “CPA® Interests”). The amount of CPA® Interests acquired by the Company was proportional to the mortgage amounts obtained.
All of the mortgage loans provide for payments of principal and interest at an annual fixed rate of 7.5% and are based on a 25-year amortization schedule. Each loan is collateralized by mortgages on the properties and lease assignments. Under the lease assignments, the lessees direct their rent payment to the mortgage servicing company which in turn distributes amounts in excess of debt service requirements to the applicable lessors. Under certain limited conditions, a property may be released from its mortgage by the substitution of another property. Such substitution is subject to the approval of the trustee of the trust.
The initial Offered Interests consisted of $148,206 of mortgage loan balances with different tranches of principal entitled to distributions at annual interest rates as follows: $119,772 - 5.97%, $9,478 — 6.58%, $9,478 — 7.18% and $9,478 — 8.43%. The assumed final distribution dates for the four classes of Offered Interests range from December 2011 through March 2012.
The CPA® Interests were purchased for $24,129 of which the Company’s share was $6,032, or 25%, and are comprised of two components, a component that will receive payments of principal and interest and a component that will receive payments of interest only. The CPA® Interests are subordinated to the Offered Interests and will be payable only when and if all distributions to the Offered Interests are current. The assumed final distribution date for the CPA® Interests is June 30, 2012. The distributions to be paid to the CPA® Interests do not have a stated rate of interest and will be affected by any shortfall in rents received from the lessees or defaults at the mortgaged properties. As of the purchase date, the Company’s cost basis attributable to the principal and interest and interest only components was $3,612 and $2,420, respectively. Over the term of its ownership interest in the CPA® Interests, the value of the interest only component will fully amortize and the principal and interest component will amortize to its anticipated face value of its share in the underlying mortgages. For financial reporting purposes, the effect of such amortization is reflected in interest income. Interest income, including all related amortization, is recognized using an effective interest method.
The Company is accounting for its interest in the CPA® Interests as an available-for-sale security and it is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders’ equity. The fair value of the Company’s CPA® Interests was $6,434 and $6,904, reflecting an unrealized gain of $747 and $1,115 and accumulated amortization of $345 and $243 at December 31, 2005 and 2004, respectively. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.
The key variable in determining the fair value of the CPA® Interests is current interest rates. As required by SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of the CPA® Interests based on adverse changes in the market interest rates of 1% and 2% as of December 31, 2005 is as follows:

	Actual	1% Adverse Change	2% Adverse Change
Fair value of CPA® Interests	$6,434	$6,163	$5,907
The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
8. Disclosures About Fair Value of Financial Instruments
The Company’s mortgage notes payable had a carrying value of $663,098 and $703,371 and a fair value of $661,390 and $718,347 at December 31, 2005 and 2004, respectively. The Company’s marketable securities, including its interest in Carey Commercial Mortgage Trust, had a carrying value of $8,935 and $12,789 and a fair value of $9,267 and $13,904 at December 31, 2005 and 2004, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The fair value of the Company’s other financial assets and liabilities at December 31, 2005 and 2004 approximated their carrying value.
9. Mortgage Notes Payable
Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of real property and direct financing leases with a carrying value of $992,109 as of December 31, 2005. Mortgage notes payable had fixed annual interest rates ranging from 5.15% to 8.85% and variable annual interest rates ranging from 6.27% to 6.48% and maturity dates ranging from 2008 to 2026 as of December 31, 2005.
Scheduled principal payments during each of the five years following December 31, 2005 and thereafter are as follows:

Years Ending December 31,	Total Debt	Fixed Rate Debt	Variable Rate Debt
2006	$12,478	$12,015	$463
2007	13,424	12,927	497
2008	19,580	19,049	531
2009	52,600	52,024	576
2010	72,916	72,299	617
Thereafter through 2026	492,100	468,209	23,891

Total	$663,098	$636,523	$26,575

The Company has a pay fixed interest swap agreement relating to a variable rate limited recourse mortgage obligation collateralized by a property in Midlothian, Virginia leased to Consolidated Theaters Holding, G.P. The interest rate swap agreement has a notional amount of $8,718 as of December 31, 2005. The fair value of the instrument was $8,620 at December 31, 2005. The agreement does not qualify for hedge accounting and accordingly, changes in the fair value of the instrument are included in the determination of net income. For the year ended December 31, 2005, the Company recognized an unrealized gain of $426.
10. Commitments and contingencies
As of December 31, 2005, the Company was not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of WPC, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
The staff alleged that in connection with a public offering of shares of Corporate Property Associates 15 Incorporated (“CPA®:15”), Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering.
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by WPC, including the Company, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of our managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated (“CPA®:10”), CIP®, CPA®:12 and CPA®:15 as well as the Company), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; the Company paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, the Company expects the SEC may pursue such an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on the Company because of our dependence on WPC and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquires will have a material effect on WPC or Carey Financial incremental to that caused by any SEC action.
11. Shareholder’s Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2005, distributions per share reported for tax purposes were as follows:

	2005	2004	2003
Ordinary income	$.56	$.57	$.57
Capital gains	.04	—	—
Return of capital	.16	.19	.19

	$.76	$.76	$.76

A distributions of $0.1919 per share for the quarter ended December 31, 2005 was declared in December 2005 and paid in January 2006.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
Accumulated Other Comprehensive Income
As of December 31, 2005 and 2004, accumulated other comprehensive income reflected in the Company’s shareholders’ equity is comprised of the following:

	2005	2004
Unrealized appreciation on marketable securities	$319	$1,115
Foreign currency translation adjustment	6,761	12,506

Accumulated other comprehensive income	$7,080	$13,621

12. Impairment Charges
The Company recognized an impairment charge of $2,900 in 2003, to reduce the carrying value of its property in Gardena, California to its estimated fair value following the tenant’s default on its lease. In connection with the Company’s annual review of the estimated residual values on its properties classified as net investments in direct financing leases, the Company determined that an other than temporary decline in estimated residual value had occurred at a property in Mooresville, North Carolina. The Company revised its accounting for the direct financing lease using the changed estimates, resulting in the recognition of an impairment charge of $203.
13. Discontinued Operations
In February 2005, the Company sold a property in Valencia, California to a third party for $4,116, net of selling costs. In connection with this sale, the Company recognized a gain of $196.
In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, impairments and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are presented as follows:

	Years ended December 31,
	2005	2004	2003
Revenues (primarily rental revenues and interest income)	$217	$423	$423
Expenses (primarily interest on mortgages, depreciation and property expenses)	(73)	(238)	(244)
Gain on sale of real estate	196	—	—

Income from discontinued operations	$340	$185	$179

14. Segment Information
The Company has determined that it operates in one business segment, real estate operations with domestic and foreign investments.
For 2005, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign (1)	Total Company
Revenues	$110,929	$23,440	$134,369
Operating expenses	(48,812)	(6,857)	(55,669)
Income from equity investments	15,798	—	15,798
Interest expense, net	(41,648)	(8,882)	(50,530)
Other, net (2)	3,382	(441)	2,941

Income from continuing operations	$39,649	$7,260	$46,909

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

	Domestic	Foreign (1)	Total Company
Total equity investments	$143,417	$—	$143,417
Total long-lived assets	1,027,312	175,255	1,202,567
Total assets	1,112,722	182,314	1,295,036
For 2004, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign (1)	Total Company
Revenues	$107,762	$22,475	$130,237
Operating expenses	(45,484)	(6,656)	(52,140)
Income from equity investments	14,304	—	14,304
Interest expense, net	(43,441)	(9,119)	(52,560)
Other, net (2)	(1,147)	61	(1,086)

Income from continuing operations	$31,994	$6,761	$38,755

Total equity investments	$134,905	$—	$134,905
Total long-lived assets	1,048,775	202,334	1,251,109
Total assets	1,130,852	215,503	1,346,355
For 2003, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign (1)	Total Company
Revenues	$107,630	$19,794	$127,424
Operating expenses	(48,951)	(6,270)	(55,221)
Income from equity investments	12,992	—	12,992
Interest expense, net	(42,802)	(8,283)	(51,085)
Other, net (2)	(469)	—	(469)

Income from continuing operations	$28,400	$5,241	$33,641

Total equity investments	$120,388	$—	$120,388
Total long-lived assets	1,055,321	190,412	1,245,733
Total assets	1,143,581	202,166	1,345,747

(1)	Consists of operations in the United Kingdom, France, Finland and The Netherlands.

(2)	Consists of minority interest, gain on sale of real estate, gains (losses) on derivative instruments and foreign currency transactions.
15. Selected Quarterly Financial Data (unaudited)

	For the three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$33,212	$33,205	$35,322	$32,630
Operating expenses	(13,120)	(13,664)	(15,588)	(12,513)
Net income	13,011	10,667	10,839	12,732
Earnings per share — basic	.19	.16	.16	.18
Distributions declared per share	.1904	.1909	.1914	.1919

	For the three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$31,752	$32,354	$33,568	$32,563
Operating expenses	(12,503)	(13,186)	(13,902)	(12,549)
Net income	8,989	8,905	9,903	11,143
Earnings per share — basic	.13	.13	.15	.17
Distributions declared per share	.1894	.1897	.1899	.1902

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
16. Subsequent Events
In December 2005, the Company completed a cashless exercise of common stock warrants in PW Eagle, Inc. Between January and March 2006, the Company sold substantially all of the shares it received in PW Eagle for net proceeds of $2,797, and expects to recognize a loss of approximately $65 on these sales.
In January 2006 the advisor entered into a co-operation agreement with Starmark Holdings L.L.C. (“Starmark”) (formerly the parent of Starmark Camhood L.L.C.) covering several properties owned by the Company and certain of its affiliates and leased to Starmark under a master lease. Under this cooperation agreement, the advisor, on behalf of the Company and its affiliates, has agreed to co-operate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants have been replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs of the Company incurred in connection with transactions under the co-operation agreement.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2005
(not in thousands)

											Life on which
											Depreciation
				Costs	Increase						in Latest
				Capitalized	(Decrease) in	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	Net Investment	at Close of Period			Accumulated		Income
Description	Encumbrances	Land	Buildings	Acquisition (a)	(b)	Land	Buildings	Total	Depreciation (d)	Date Acquired	is Computed
Operating Method:
Industrial facility in Daleville, Indiana		$2,100,000	$5,439,267		$(3,810,000)	$2,100,000	$1,629,267	$3,729,267	$644,529	June 29, 1998	40 yrs.
Retail store in Torrance, California		13,059,980	6,933,851	$45,914		13,059,980	6,979,765	20,039,745	1,300,887	July 28, 1998	40 yrs.
Industrial facility in San Clemente, California		2,390,000		8,957,798	53,063	2,390,000	9,010,861	11,400,861	1,403,061	July 29, 1998	40 yrs.
Industrial facility in Pittsburgh, Pennsylvania	$3,766,503	620,000	6,186,283			620,000	6,186,283	6,806,283	1,089,044	December 28, 1998	40 yrs.
Industrial and warehouse facilities in Burbank, California and Las Vegas, Nevada	7,043,970	3,860,000	8,263,455			3,860,000	8,263,455	12,123,455	1,372,828	March 31, 1999 and October 15, 1999	40 yrs.
Industrial facility in Gardena, California	2,812,961	2,340,000	3,942,723		(2,900,000)	2,340,000	1,042,723	3,382,723	53,222	July 19, 1999	40 yrs.
Warehouse and distribution facilities in Burlington, New Jersey; Shawnee, Kansas and Manassas, Virginia	20,664,810	3,604,000	8,613,172	21,321,241		3,604,000	29,934,413	33,538,413	4,381,776	August 18, 1999	40 yrs.
Warehouse and distribution facility in Grand Rapids, Michigan	5,694,028	740,000	3,042,828	7,638,183		740,000	10,681,011	11,421,011	1,643,679	August 18, 1999	40 yrs.
Land in Midlothian, Virginia	2,024,645	3,515,000				3,515,000		3,515,000		September 22, 1999	N/A
Warehouse and distribution facilities in Harrisburg, North Carolina; Atlanta, Georgia; Cincinnati, Ohio and Elkwood, Virginia	13,318,353	3,929,891	10,397,514	8,476,016	(1,951)	3,945,275	18,856,195	22,801,470	2,301,695	June 29, 1999 and December 20, 2001	40 yrs.
Office facility in Columbia, Maryland	13,434,459	2,622,500	20,232,580	3,113,719		2,622,500	23,346,299	25,968,799	3,447,052	November 1, 1999	40 yrs.
Industrial facilities in Welcome, North Carolina; Murrysville, Pennsylvania and Wylie, Texas	15,465,821	1,596,442	23,910,092	322,771	(125,206)	1,596,442	24,107,657	25,704,099	2,690,688	November 18, 1999 and December 1, 2001	40 yrs.
Sports facilities in Salt Lake City, Utah and St. Charles, Missouri	6,802,219	2,920,000	8,659,950	793,654		2,920,000	9,453,604	12,373,604	1,241,693	December 29, 1999 and December 28, 2000	40 yrs.
Warehouse and distribution facility in Tempe, Arizona	3,198,751	940,000	4,557,382	12,498		940,000	4,569,880	5,509,880	661,681	January 12, 2000	40 yrs.
Warehouse and distribution facility in Rock Island, Illinois	6,917,491	500,000	9,944,545	1,887,506		500,000	11,832,051	12,332,051	1,504,227	February 3, 2000	40 yrs.
Industrial facility in North Amityville, New York	10,390,297	2,932,000	16,397,988	17,904	(4,119,723)	1,482,000	13,746,169	15,228,169	2,018,969	February 29, 2000	40 yrs.
Warehouse and distribution facilities in Monon, Indiana; Champlin, Minnesota; Robbinsville, New Jersey; Radford, Virginia and North Salt Lake City, Utah	16,383,689	4,580,000	24,844,084	14,784		4,580,000	24,858,868	29,438,868	3,495,778	May 30, 2000	40 yrs.
Warehouse and distribution facility in Lakewood, New Jersey	6,442,476	710,000	4,531,037	3,438,798		710,000	7,969,835	8,679,835	1,019,616	June 29, 2000	40 yrs.
Retail facilities in Kennesaw, Georgia and Leadwood, Kansas	14,003,237	6,230,000	15,842,392	107,525		6,230,000	15,949,917	22,179,917	2,209,728	June 29, 2000	40 yrs.
Land in Scottsdale, Arizona	8,388,413	14,600,000				14,600,000		14,600,000		September 21, 2000	N/A
Industrial facility in Albuquerque, New Mexico	3,348,902	1,490,000	4,635,655	7,176		1,490,000	4,642,831	6,132,831	614,208	September 25, 2000	40 yrs.
Office facility in Houston, Texas	4,793,092	570,000	6,759,843			570,000	6,759,843	7,329,843	894,271	September 26, 2000	40 yrs.
Office facility in Eagan, Minnesota	9,273,068	4,225,000	15,518,481	1,420	(1,325,000)	2,900,000	15,519,901	18,419,901	2,053,136	September 28, 2000	40 yrs.
Warehouse and distribution facility in Kansas City, Missouri	3,646,347	570,000	5,869,790	39,219		570,000	5,909,009	6,479,009	781,583	September 29, 2000	40 yrs.
Warehouse and distribution facilities in Valdosta, Georgia and Johnson City, Tennessee	12,442,169	650,000	16,889,267	409,990		650,000	17,299,257	17,949,257	2,252,899	October 6, 2000	40 yrs.
Land in Elk Grove Village, Illinois	2,271,714	4,100,000				4,100,000		4,100,000		October 30, 2000	N/A
Office facility in Lafayette, Louisiana	2,403,622	660,000	3,004,921			660,000	3,004,921	3,664,921	378,745	December 1, 2000	40 yrs.
Office facility in Collierville, Tennessee	42,626,080	3,154,425	70,645,575	12,000		3,154,425	70,657,575	73,812,000	16,346,433	December 6, 2000	7 - 40 yrs.
Retail, warehouse and distribution facilities in York, Pennsylvania	7,144,279	1,974,000	10,067,885	2,900		1,974,000	10,070,785	12,044,785	1,269,477	December 27, 2000	40 yrs.
Office facility in Houston, Texas	3,892,778	1,025,000	4,530,120	9,419		1,025,000	4,539,539	5,564,539	572,211	December 27, 2000	40 yrs.
Industrial and office facilities in Rome, Georgia; Niles, Illinois; Plymouth, Michigan and Twinsburg, Ohio	16,018,750	4,140,000	23,822,057	1,404,883		4,140,000	25,226,940	29,366,940	2,836,987	August 16, 2001	40 yrs.
Industrial facility in Rochester, Minnesota	11,723,412	3,348,824	9,275,468	8,941,752		3,348,824	18,217,220	21,566,044	2,098,349	August 14, 2000	40 yrs.
Industrial facilities in South Windsor and Manchester, Connecticut	12,057,797	1,555,400	18,822,872	250,000		1,555,400	19,072,872	20,628,272	2,114,893	July 30, 2001	N/A
Industrial facility in Salisbury, North Carolina	6,949,214	1,370,000	2,671,897	6,298,329	(50,640)	1,319,360	8,970,226	10,289,586	906,286	November 16, 2000	40 yrs.
Industrial facilities in City of Industry, California; Florence, Kentucky; Chelmsford, Massachusetts and Lancaster, Texas	10,454,677	4,398,000	13,418,144	3,745,441		4,643,000	16,918,585	21,561,585	1,802,992	April 30, 2001	7 - 40 yrs.
Industrial facility in Milford, Ohio	9,605,512	2,000,000	12,869,110			2,000,000	12,869,110	14,869,110	1,380,748	September 6, 2001	40 yrs.
Educational facilities in Union, New Jersey; Allentown and Philadelphia, Pennsylvania and Grand Prairie, Texas	5,919,446	2,486,384	7,601,852			2,486,384	7,601,852	10,088,236	768,534	December 28, 2001	40 yrs.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

											Life on which
											Depreciation
				Costs	Increase						in Latest
				Capitalized	(Decrease) in	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	Net Investment	at Close of Period			Accumulated		Income
Description	Encumbrances	Land	Buildings	Acquisition (a)	(b)	Land	Buildings	Total	Depreciation (d)	Date Acquired	is Computed
Operating Method:
Industrial and office facilities in Elgin, Illinois; Bozeman, Montana and Nashville, Tennessee	11,485,964	3,900,000	17,937,226	13,947	(293,545)	3,900,000	17,657,628	21,557,628	2,131,040	March 19, 2001	40 yrs.
Office facility in Richardson, Texas	28,892,699	3,400,000	45,053,608			3,400,000	45,053,608	48,453,608	4,552,292	December 19, 2001	40 yrs.
Office facility in Turku, Finland	21,001,347	801,195	23,389,834	81,315	7,843,574	1,072,104	31,043,814	32,115,918	3,145,672	December 28, 2001	40 yrs.
Retail facilities in several cities in the following states: Arizona, California, Florida, Illinois, Massachusetts, Maryland, Michigan, Minnesota and Texas	41,624,644	17,100,000	54,742,917			17,100,000	54,742,917	71,842,917	5,645,810	November 28, 2001	40 yrs.
Warehouse and distribution facility in Duluth, Georgia	7,543,294	2,167,000	11,445,566	5,231		2,167,000	11,450,797	13,617,797	1,371,612	March 28, 2001	40 yrs.
Industrial facility in Helmond, Netherlands	5,660,754	2,230,224	3,360,091		1,788,399	2,981,716	4,396,998	7,378,714	503,462	June 29, 2001	40 yrs.
Multiplex motion picture theater in Port St. Lucie and Pensacola, Florida		3,200,000	3,066,397	6,799,722	(4,112,076)	3,685,000	5,269,043	8,954,043	595,591	December 7, 2000	40 yrs.
Office facilities in Lindon, Utah		1,390,000	1,122,716	7,840,446		1,820,925	8,532,237	10,353,162	888,042	December 27, 2000	40 yrs.
Warehouse, distribution, office and industrial facilities in Perris, California; Eugene, Oregon; West Jordan, Utah and Tacoma, Washington	7,932,085	6,050,000	8,198,138			6,050,000	8,198,138	14,248,138	794,110	February 28, 2002	40 yrs.
Warehouse and distribution facilities in Charlotte and Lincolnton, North Carolina and Mauldin, South Carolina	8,500,963	1,860,000	12,851,675			1,860,000	12,851,675	14,711,675	1,219,778	March 26, 2002	40 yrs.
Warehouse and distribution facilities in Boe, Carpiquet, Mans, Vendin Le Vieil, Lieusaint, Lagnieu, Luneville and St. Germain de Puy, France	90,881,532	15,724,087	75,210,660	11,761,695	28,686,940	22,042,194	109,341,188	131,383,382	9,829,861	March 26, 2002	40 yrs.
Warehouse, distribution and office facilities in Davenport, Iowa and Bloomington, Minnesota	18,394,744	3,260,000	26,009,123			3,260,000	26,009,123	29,269,123	2,248,695	July 5, 2002	40 yrs.
Industrial facility in Gorinchem, Netherlands	6,201,518	2,374,404	3,864,260		1,174,087	2,842,560	4,570,191	7,412,751	395,724	July 5, 2002
Industrial facilities in Granite City, Illinois; Kendallville, Indiana and Clinton Township, Michigan	19,314,919	4,390,000	30,336,328			4,390,000	30,336,328	34,726,328	2,812,430	August 10, 2002	40 yrs.
Educational facility in Upper Saucon Township, Pennsylvania	11,679,327	3,200,000	15,415,229	1,086,974		3,200,000	16,502,203	19,702,203	1,044,555	August 10, 2002	40 yrs.

	$600,436,772	$182,553,756	$740,145,848	$104,860,170	$22,807,922	$188,713,089	$861,654,607	$1,050,367,696	$106,730,579

						Gross Amount
				Costs	Increase	at which Carried
				Capitalized	(Decrease) in	at Close of
		Initial Cost to Company		Subsequent to	Net Investments	Period
Description	Encumbrances	Land	Buildings	Acquisition	(b)	Total	Date Acquired
Direct Financing Method:
Industrial facilities in Dallas and Greenville, Texas	$10,646,708	$459,608	$20,426,564		$(3,191,407)	$17,694,765	November 18, 1999
Multiplex theater facility in Midlothian, Virginia	6,693,084		10,818,996	$854,117	863,662	12,536,775	September 22, 1999
Office facility in Scottsdale, Arizona	14,602,112		25,414,917			25,414,917	September 21, 2000
Warehouse and distribution facility in Elk Grove Village, Illinois	2,313,918		4,172,251	3,920		4,176,171	October 30, 2000
Multiplex motion picture theater in Pensacola, Florida			4,112,076	2,541,782		6,653,858	December 7, 2000
Industrial facility in Doncaster, United Kingdom	6,178,532		8,383,364	7,099	2,448,561	10,839,024	January 9, 2001
Industrial and manufacturing facilities in Manchester, Michigan; Farmville, Old Fort and Albemarie, North Carolina; Holmesville, Ohio and Springfield, Tennessee	15,951,346	2,961,000	24,473,555	20,257		27,454,812	September 28, 2001
Educational facility in Mooresville, North Carolina	6,275,944	1,600,000	9,275,962	130,053	(263,737)	10,742,278	February 11, 2002

	$62,661,644	$5,020,608	$107,077,685	$3,557,228	$(142,921)	$115,512,600

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE
AND ACCUMULATED DEPRECIATION

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, foreign currency translation adjustments, impairment losses and property sales.

(c)	At December 31, 2005, the aggregate cost of real estate owned by the Company and its subsidiaries for U.S. Federal income tax purposes is $930,229,418.

(d)	Reconciliation of real estate and accumulated depreciation:

	Reconciliation of Real Estate Accounted for Under the
	Operating Method
	December 31,
	2005	2004	2003
Balance at beginning of year	$1,086,073,255	$1,072,543,402	$1,010,142,307
Additions	3,111,105	2,034,685	19,988,102
Dispositions	(1,375,640)	—	—
Reclassification from real estate under construction	—	—	14,723,082
Reclassification to direct financing lease, net of reclassification from direct financing lease	—	—	(729,353)
Reclassification to asset held for sale	—	(4,119,723)	—
Foreign currency translation adjustment	(25,902,228)	15,614,891	28,419,264
Reclassification to equity investment	(11,538,796)	—	—

Balance at close of year	$1,050,367,696	$1,086,073,255	$1,072,543,402

	Reconciliation of Accumulated Depreciation
	December 31,
	2005	2004	2003
Balance at beginning of year	$86,212,092	$62,105,338	$38,682,696
Depreciation expense	23,499,816	23,425,574	22,728,601
Depreciation expense from discontinued operations	—	64,583	66,743
Reclassification to direct financing lease	—	—	(236,973)
Reclassification to equity investment	(1,300,472)	—	—
Reclassification to asset held for sale	—	(323,213)	—
Foreign currency translation adjustment	(1,680,857)	939,810	864,271

Balance at close of year	$106,730,579	$86,212,092	$62,105,338

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms.
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of December 31, 2005. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2005 at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
ITEM 9B. Other Information.
None.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART III
ITEM 10. Directors and Executive Officers of the Registrant.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 11. Executive Compensation.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 14. Principal Accountant Fees and Services
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
     (1) and (2) — Financial Statements and schedules — see index to financial statements and schedules included in Item 8.
     (3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment	Exhibit 3.1 to Registration Statement (Form S-11) No. 333-76761

3.1(2)	Articles of Incorporation of Registrant	Exhibit 3.1 to Registration Statement (Form S-11) No. 333-31437

3.2	Form of Bylaws of Registrant	Exhibit 3.2 to Registration Statement (Form S-11) No. 333-31437

4.1	Dividend Reinvestment and Share Purchase Plan	Exhibit 4.1 to Registrant’s Form S-3D dated July 22, 2002

10.1	Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp	Exhibit 10.1 to Registrant’s Form 10-Q dated November 14, 2005

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

3/24/06	BY:	/s/ Mark J. DeCesaris

Date		Mark J. DeCesaris Managing Director and acting Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/24/06	BY:	/s/ William Polk Carey

Date		William Polk Carey
Chairman of the Board and Director

3/24/06	BY:	/s/ Gordon F. DuGan

Date		Gordon F. DuGan
Vice Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

3/24/06	BY:	/s/ Trevor P. Bond

Date		Trevor P. Bond
Director

3/24/06	BY:	/s/ Charles E. Parente

Date		Charles E. Parente
Director

3/24/06	BY:	/s/ James D. Price

Date		James D. Price
Director

3/24/06	BY:	/s/ Mark J. DeCesaris

Date		Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

3/24/06	BY:	/s/ Claude Fernandez

Date		Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)
REPORT ON FORM 10-K
The advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.