Form 10-Q
period 2006-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2006-05-15
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-25771
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	13-3951476
(State of incorporation)	(I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA	10020
NEW YORK, NEW YORK	(Zip Code)
(Address of principal executive offices)
Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
Registrant has 68,761,164 shares of common stock, $.001 par value outstanding at May 8, 2006.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no significant change in such critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms the “Company,” “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share amounts)

		December 31, 2005
	March 31, 2006	(NOTE)
ASSETS
Real estate, net	$941,116	$943,637
Net investment in direct financing leases	115,717	115,513
Equity investments	142,878	143,417
Cash and cash equivalents	32,716	37,871
Marketable securities	6,611	9,267
Other assets, net	47,426	45,331

Total assets	$1,286,464	$1,295,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$653,747	$663,098
Accrued interest	4,255	4,358
Due to affiliates	4,103	4,894
Accounts payable, accrued expenses and other liabilities	6,964	5,887
Prepaid and deferred rental income and security deposits	23,150	20,296
Deferred acquisition fees payable to affiliate	12,910	16,424
Distributions payable	13,167	13,103

Total liabilities	718,296	728,060

Minority interest in consolidated entities	24,532	25,012

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.001 par value; 120,000,000 shares authorized; 70,625,969 and 70,308,710 issued and outstanding at March 31, 2006 and December 31, 2005	71	70
Additional paid-in capital	639,778	636,009
Distributions in excess of accumulated earnings	(82,263)	(81,166)
Accumulated other comprehensive income	7,899	7,080

	565,485	561,993

Less, treasury stock at cost, 2,189,801 and 2,028,584 shares at March 31, 2006 and December 31, 2005	(21,849)	(20,029)

Total shareholders’ equity	543,636	541,964

Total liabilities and shareholders’ equity	$1,286,464	$1,295,036

NOTE: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended March 31,
	2006	2005
REVENUES:
Rental income	$28,939	$28,929
Interest income from direct financing leases	3,482	3,645
Other operating income	442	621

	32,863	33,195

OPERATING EXPENSES:
Depreciation	(5,851)	(5,904)
Property expenses	(5,363)	(5,631)
General and administrative	(1,668)	(1,585)

	(12,882)	(13,120)

OTHER INCOME AND EXPENSES:
Income from equity investments	4,258	3,811
Other interest income	461	358
Minority interest in income	(543)	(448)
Gain on derivative instruments and other gains, net	376	2,423
Gain (loss) on foreign currency transactions, net	341	(303)
Interest expense	(12,800)	(13,245)

	(7,907)	(7,404)

Income from continuing operations	12,074	12,671
DISCONTINUED OPERATIONS:
Income from operations of discontinued properties	—	144
Gain on sale of real estate	—	196

Income from discontinued operations	—	340

NET INCOME	$12,074	$13,011

BASIC EARNINGS PER SHARE:
Income from continuing operations	$.18	$.18
Income from discontinued operations	—	.01

Net Income	$.18	$.19

DIVIDENDS DECLARED PER SHARE	$.1924	$.1904

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	68,429,285	68,025,078

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2006	2005
Net income	$12,074	$13,011
Other comprehensive income:
Foreign currency translation adjustment	445	(2,106)
Change in unrealized gain on marketable securities	374	(211)

	819	(2,317)

Comprehensive income	$12,893	$10,694

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2006	2005 (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,074	$13,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,149	6,187
Straight-line rent adjustments	(777)	(892)
Income from equity investments in excess of distributions received	(268)	(54)
Minority interest in income	543	448
Security deposit placed in restricted account	(1,467)	—
Issuance of shares to affiliate in satisfaction of fees due	2,264	2,156
Increase (decrease) in prepaid and deferred rental income and security deposits	2,842	(3,781)
Realized gain on foreign currency transactions, net	(277)	—
Unrealized (gain) loss on foreign currency transactions, net	(64)	303
Unrealized gain on derivatives, net	(191)	(2,406)
Reversal of unrealized loss on derivatives	(229)	—
Realized loss on sale of securities	44	—
Gain from sale of real estate	—	(196)
Change in other operating assets and liabilities, net	361	(1,384)

Net cash provided by operating activities	21,004	13,392

CASH FLOWS FROM INVESTING ACTIVITIES
Equity distributions received in excess of equity income	806	719
Capitalized expenditures	(145)	(50)
Proceeds from sales of securities	2,986	—
Proceeds from sale of real estate	—	9,000
Payment of deferred acquisition fees to an affiliate	(3,514)	(3,420)

Net cash provided by investing activities	133	6,249

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid	(13,107)	(12,892)
Proceeds from issuance of shares, net of costs	1,506	1,615
Prepayment of mortgage principal	(8,677)	—
Payments of mortgage principal	(3,167)	(3,060)
Payment of mortgage deposits	(45)	—
Purchase of treasury stock	(1,820)	(1,369)
Distributions to minority interest partner, net of contributions	(1,043)	(939)

Net cash used in financing activities	(26,353)	(16,645)

Effect of exchange rate changes on cash	61	(448)

Net (decrease) increase in cash and cash equivalents	(5,155)	2,548
Cash and cash equivalents, beginning of period	37,871	36,395

Cash and cash equivalents, end of period	$32,716	$38,943

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
Note 1. Business
Corporate Property Associates 14 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of March 31, 2006, the Company’s portfolio consisted of 236 properties leased to 74 tenants and totaling more than 24 million square feet. The Company was formed in 1997 and is managed by a wholly owned subsidiary of W. P. Carey & Co. LLC (the “advisor”). As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of the Company’s income, the level of the Company’s distributions and other factors.
Note 2. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Company, and its majority-owned and/or controlled subsidiaries. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
Information about Geographic Areas
The Company has international investments in Finland, France, The Netherlands and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $5,123 and $5,343 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, long-lived assets related to international investments were $177,603 and $175,255, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current year presentation. The Company has revised its consolidated statement of cash flows for the three months ended March 31, 2005 to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Note 3. Transactions with Related Parties
Pursuant to an advisory agreement between the Company and the advisor, the advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the advisor provides that the advisor will receive an asset management fee. The fee is 1% of average invested assets as defined in the advisory agreement, 1/2 of which (the “performance fee”) is subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7%. Effective in 2005, the advisory agreement was amended to allow the advisor to elect to receive restricted common stock for any fees due from the Company. For 2006 and 2005, the advisor has elected to receive the performance fees through the issuance of restricted shares of common stock in the Company.
The advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred base asset management fees of $2,212 and $2,267 for the three months ended March 31, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying consolidated financial statements. For the three months ended March 31, 2006 and 2005, the Company incurred personnel reimbursements of $724 and $668, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the performance criterion is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase until paid. No such fees were incurred during the three months ended March 31, 2006 and 2005. An annual installment of deferred fees was paid to the advisor in January 2006.
The Company owns interests in entities which range from 11.54% to 70% and a jointly-controlled 50% tenancy-in-common interest in two properties subject to a net lease, with the remaining interests held by affiliates.
The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on the relative gross revenues of the affiliates. Expenses incurred for the three months ended March 31, 2006 and 2005 were $205 and $123, respectively. The Company’s estimated current share of future annual minimum lease payments is $6,664 through 2016.
Note 4. Real Estate
Real estate which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	March 31, 2006	December 31, 2005
Cost	$1,053,964	$1,050,368
Less: Accumulated depreciation	(112,848)	(106,731)

	$941,116	$943,637

Note 5. Equity Investments
The Company owns interests in single-tenant net leased properties leased to corporations (i) through non controlling interests in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to joint control. The ownership interests range from 11.54% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Materials, Inc., True Value Company, Clear Channel Communications, Inc., Starmark Camhood, LLC, U-Haul Moving Partners, Inc., Mercury Partners, LP. and Dick’s Sporting Goods.
Summarized combined financial information of the Company’s equity investees is as follows:

	March 31, 2006	December 31, 2005
Assets (primarily real estate)	$1,077,315	$1,084,354
Liabilities (primarily mortgage notes payable)	(646,945)	(652,119)

Partners’ and members’ equity	$430,370	$432,235

Company’s share of equity investees’ net assets	$142,878	$143,417

	Three months ended March 31,
	2006	2005
Revenues (primarily rental income and interest income from direct financing leases)	$28,078	$29,100
Expenses (primarily interest on mortgages and depreciation)	(15,897)	(17,359)

Net income	$12,181	$11,741

Company’s share of net income from equity investments	$4,258	$3,811

The Company owns a 40% interest in a domestic property in which an affiliated CPA ® REIT holds the remaining 60% interest. In March 2006, the Company and its affiliate entered into an agreement to sell the property for $208,000, of which the Company’s expected pro-rata share is $83,200. The Company expects to complete the sale during 2006 at which time a gain of approximately $44,000, net of an approximate $9,800 writeoff of unrecoverable receivables related to future stated rent increases, will be recognized, of which the Company’s expected pro-rata share is $17,600.
Note 6. Interest in Mortgage Loan Securitization
The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders’ equity. As of March 31, 2006, the fair value of the Company’s interest was $6,307, reflecting an aggregate unrealized gain of $645 and cumulative net amortization of $370 ($25 for the three months ended March 31, 2006). The fair value of the Company’s interest in CCMT is determined using a discounted cash flow model with assumptions for market rates and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of March 31, 2006	1% adverse change	2% adverse change
Fair value of the interest in CCMT	$6,307	$6,048	$5,803
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 7. Derivative Instruments
Derivative instruments include common stock warrants in certain tenant companies, which provide for net settlement, and a provision in a lease contract which provides the Company with an option to receive a portion of rent in U.S. dollars or the local currency.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
For the three months ended March 31, 2006 and 2005, unrealized gains and losses on derivative instruments were as follows:

	Three months ended March 31,
	2006	2005
Unrealized gain on common stock warrants (1)	$191	$2,210
Unrealized gain on interest rate swap agreement (2)	229	196
Unrealized loss on foreign currency option (3)	(2)	(6)

	$418	$2,400

(1)	Includes an unrealized gain of $2,199 recognized during the three months ended March 31, 2005 in connection with the approval of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants. The redemption transaction was completed in April 2005, at which time the Company recognized a realized gain of $2,192.

(2)	Reflects the reversal in the first quarter of 2006 of a cumulative unrealized loss of $229 recognized during 2005 in connection with the retirement of an interest rate swap agreement at a cost of $147 following the payment of the remaining $8,677 balance of the related variable rate limited recourse mortgage obligation. The Company entered into the interest rate swap agreement for the purpose of fixing the interest rate on the limited recourse obligation for the term of that obligation; however, the swap agreement did not qualify as a hedge for financial accounting purposes and its changes in value have been reflected in earnings.

(3)	Included in gain (loss) on foreign currency transactions, net in the accompanying financial statements.
Note 8. Commitments and Contingencies
As of March 31, 2006, the Company was not involved in any material litigation.
As previously reported, the advisor and Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of the advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.
In response to subpoenas and requests of the Division of Enforcement of the SEC (“Enforcement Staff”), the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), Corporate Property Associates 12 Incorporated (“CPA®:12”), and Corporate Property Associates 15 Incorporated (“CPA®:15”)) as well as the Company, in addition to selling commissions and selected dealer fees.
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
Although no formal regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, the Company expects the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the advisor and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against the advisor or Carey Financial could also have a material adverse effect on the Company because of the Company’s dependence on the advisor and Carey Financial for a broad range of services.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquiries will have a material effect on the advisor or Carey Financial incremental to that caused by any SEC action.
Note 9. Discontinued Operations
In February 2005, the Company sold a property in Valencia, California formerly leased to a third party for $4,116, net of selling costs. In connection with this sale, the Company recognized a gain of $196.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for the three months ended March 31, 2005 and are summarized as follows. There were no properties held for sale or sold during the three months ended March 31, 2006.

Three months ended
March 31, 2005
Revenues (primarily rental revenues and other operating income)	$217
Expenses (primarily interest on mortgages, depreciation and property expenses)	(73)
Gain on sale of real estate	196

Income from discontinued operations	$340

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of March 31, 2006, our portfolio consisted of 236 properties leased to 74 tenants and totaling more than 24 million square feet. We were formed in 1997 and are managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
PROPOSED DISPOSITION — We own a 40% interest in a domestic property in which an affiliated CPA ® REIT holds the remaining 60% interest. In March 2006, we and our affiliate entered into an agreement to sell the property for $208,000, of which our expected pro-rata share is $83,200. We expect to complete the sale during 2006 at which time a gain of approximately $44,000, net of an approximate $9,800 writeoff of unrecoverable receivables related to future stated rent increases, will be recognized, of which our expected pro-rata share is $17,600.
TENANT ACTIVITY — In January 2006 the advisor entered into a cooperation agreement with Starmark Holdings LLC (“Starmark”) (formerly the parent of Starmark Camhood LLC) covering 15 properties owned by us and certain of our affiliates and leased to Starmark under a master lease. Our interest in this investment had a carrying value of $29,041 at March 31, 2006 and accounted for $769 and $703 of income from equity investments for the three months ended March 31, 2006 and 2005, respectively. Under this co-operation agreement, the advisor, on behalf of ourselves and our affiliates, has agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants have been replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs we incurred in connection with transactions under the cooperation agreement. As part of this restructuring, we expect that we will experience a decrease in lease revenue. There can be no assurance that the effect on our lease revenue will not be material.
BOARD OF DIRECTORS’ CHANGES — On April 19, 2006, James D. Price resigned from our board of directors. Mr. Price will remain an independent director of the boards of Directors of our affiliates, Corporate Property Associates 12 Incorporated and Corporate Property Associates 16 - Global Incorporated (“CPA®:16 — Global”). In addition, on April 25, 2006 Gordon F. DuGan resigned from our board of directors in order to maintain a majority of independent directors on the board of directors, as provided in our bylaws.
PREPAYMENT OF MORTGAGE OBLIGATION — In March 2006, we paid the remaining principal on a mortgage obligation of $8,677 that was scheduled to mature in October 2025 on a property in Midlothian, Virginia and retired an interest rate swap agreement on the mortgage at a cost of $147. We have entered into an agreement to refinance this property for $12,000 at the current market rate. The property is currently leased to a tenant.
QUARTERLY DISTRIBUTION — In March 2006, our board of directors approved and increased the 2006 first quarter distribution to $.1924 per share payable in April 2006 to shareholders of record as of March 31, 2006.
Current trends include:
We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
Real estate valuations have risen significantly in recent years. To the extent that disposing of properties fits with our strategic plans, we may look to take advantage of increases in real estate prices by selectively disposing of properties.
Increases in long-term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies. We benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended March 31, 2006, we benefited from the relative weakening of the U.S. dollar as compared to its strengthening during the comparable 2005 period.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries (manufacturing, parts, services, etc.) of which three have filed voluntary petitions of bankruptcy. The tenants who have filed for bankruptcy protection have not indicated whether they will affirm their leases. For the three months ended March 31, 2006, these five tenants accounted for lease revenues of $3,637 and income from equity investments of $225 and have an aggregate carrying value of $114,753 as of March 31, 2006. Of these totals, the three tenants that filed for bankruptcy protection accounted for $2,306 of lease revenues during the three months ended March 31, 2006 and $68,512 of carrying value at March 31, 2006. In addition, these three tenants owe us approximately $230 as of March 31, 2006. If conditions in this industry weaken, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
For the three months ended March 31, 2006, cash flow generated from operations and equity investments was sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to our shareholders and overall property appreciation. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of our real estate portfolio.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,
	2006	2005
Rental income	$28,939	$28,929
Interest from direct financing leases	3,482	3,645

	$32,421	$32,574

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
	2006	2005
Carrefour France, SAS (a)	$3,563	$3,661
Petsmart, Inc. (b)	2,164	2,076
Federal Express Corporation (b)	1,698	1,679
Nortel Networks Limited	1,500	1,500
Atrium Companies, Inc.	1,229	1,194
Advance PCS, Inc.	1,075	1,075
Tower Automotive, Inc. (c)	1,049	974
Katun Corporation (a)	947	965
McLane Company Foodservice Inc. (b)	909	895
Metaldyne Company LLC	902	874
Collins & Aikman Corporation (c)	887	861
Perkin Elmer, Inc. (a)	819	887
APW North America Inc.	763	749
Amerix Corporation (d)	732	624
Builders FirstSource, Inc. (b)	644	628
Gibson Guitar Corp. (b)	615	634
Dick’s Sporting Goods, Inc. (e)	615	953
Gerber Scientific, Inc.	608	584
Mayo Foundation	605	605
Waddington North America, Inc.	580	580
Buffets, Inc.	572	584
Institutional Jobbers Company	568	568
Nexpak Corporation (a)	537	554
Best Buy Co.	537	517
Career Education Corp.	517	492
Other (a) (b)	7,786	7,861

	$32,421	$32,574

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $2,017 and $2,001 for the three months ended March 31, 2006 and 2005, respectively.

(c)	Filed for Chapter 11 bankruptcy protection during 2005.

(d)	Increase is due to a rent increase in November 2005.

(e)	Indiana property reclassified to an equity investment in December 2005 as a result of a transaction with CPA®:16 — Global.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 11.54% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	Three months ended March 31,
	2006	2005
Starmark Camhood, LLC (a)	$1,870	$1,873
Clear Channel Communications, Inc.	1,415	1,415
True Value Company	1,262	1,266
Advanced Micro Devices, Inc.	871	871
Mercury Partners and U-Haul Moving Partners	823	824
Applied Materials, Inc.	819	819
CheckFree Holdings, Inc.	575	562
Special Devices, Inc.	538	510

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)

	Three months ended March 31,
	2006	2005
Compucom Systems, Inc.	379	352
Textron, Inc.	338	319
Dick’s Sporting Goods, Inc. (b)	314	—

	$9,204	$8,811

(a)	In January 2006, the advisor entered into a co-operation agreement with Starmark – see Current Developments section above.

(b)	Indiana property reclassified to an equity investment in December 2005 as a result of a transaction with CPA® :16 — Global.
RESULTS OF OPERATIONS
Lease Revenues
For the three months ended March 31, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) decreased by $153, primarily from reductions of $437 which reflects the impact of fluctuations in average foreign currency exchange rates as compared to the comparable prior year period, $338 which relates to the reclassification of one of our Dick’s Sporting Goods properties to an equity investment in December 2005 following a transaction with CPA® :16 — Global and $204 which represents a decrease in sales override revenues. These decreases were substantially offset by rent increases at several properties totaling $811. Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Property Expenses
For the three months ended March 31, 2006 and 2005, property expenses decreased by $268 primarily due to a decrease in asset management and performance fees paid to our advisor of $109 and a decrease in reimbursable tenant costs of $84. Our annual portfolio valuation resulted in an overall reduction of real estate valuations primarily due to reductions related to three tenants in the automotive industry who filed voluntary petitions of bankruptcy in 2005 (see Current Trends above), which affects the amount of asset management and performance fees payable to our advisor. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
Income from Equity Investments
Income from equity investments represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2006 and 2005, income from equity investments increased by $447 primarily due to the contribution of one of our properties leased to Dick’s Sporting Goods into a joint venture transaction with CPA®:16 — Global, which contributed $261 of the increase and rent increases at several properties which contributed $83, as well as a reduction in interest expense due to scheduled mortgage principal payments which contributed $103 of the increase.
Gain on Derivative Instruments and Other Gains, Net
For the three months ended March 31, 2006 and 2005, gain on derivative instruments and other gains, net, decreased by $2,047 primarily due to the recognition of an unrealized gain of $2,199 during the three months ended March 31, 2005 as a result of approval of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants in March 2005. The redemption transaction was completed in April 2005.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
Gain (Loss) on Foreign Currency Transactions, Net
For the three months ended March 31, 2006 and 2005, we recognized a net gain on foreign currency transactions of $341 as compared to a net loss of $303 for the comparable prior year period. This change of $644 is primarily the result of the relative weakening of the U.S. dollar in the current three month period, as compared with its strengthening during the comparable period in 2005. We are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign currency transactions benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency.
Interest Expense
For the three months ended March 31, 2006 and 2005, interest expense decreased by $445, primarily due to a reduction in interest payments of $472 resulting from scheduled mortgage principal payments and paying off a mortgage balance and a $104 reduction due to the reclassification of the Dick’s Sporting Goods property as an equity investment. These decreases were partially offset by increased interest rates on variable rate debt and costs incurred with the prepayment of a mortgage balance. During the three months ended March 31, 2006, we reduced principal mortgage balances by $11,844, including a reduction of $8,677 related to the early repayment of a mortgage in March 2006.
Income from Discontinued Operations
Included in income from discontinued operations for the three months ended March 31, 2005 is the results of operations of a property in California, which was sold in February 2005, at which time we recognized a gain of $196.
Net Income
For the three months ended March 31, 2006 and 2005, net income decreased $937 primarily from the recognition of an unrealized gain of $2,199 in the three months ended March 31, 2005 related to the approval of a redemption transaction. We did not have any similar transactions in the current year period. This decrease in net income was partially offset by an increase in net gains from foreign currency transactions of $644 and a reduction in interest expense of $445. These variances are described above.
FINANCIAL CONDITION
Uses of Cash During the Period
There has been no material change in our financial condition since December 31, 2005. Cash and cash equivalents totaled $32,716 as of March 31, 2006, a decrease of $5,155 from the December 31, 2005 balance. We believe that we have sufficient cash balances to meet our working capital needs. Our use of cash during the period is described below.
OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases (including cash flow from our equity investments) to meet operating expenses, service debt and fund distributions to shareholders. For the three-month period ended March 31, 2006, cash flows from operating activities and equity investments of $21,810 were sufficient to fund distributions to shareholders of $13,107, meet scheduled principal payment installments on mortgage debt of $3,167 and distribute $1,043 to minority partners. Cash flows from operating activities during the three months ended March 31, 2006 included a prepayment of quarterly rent of $3,589 from a tenant for amounts due in April 2006.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchase and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. We did not purchase or dispose of any investments during the three months ended March 31, 2006. The annual installment of deferred acquisition fees is paid to our advisor each January and was $3,514 in 2006. We received net proceeds of $2,986 from the sales of common stock of PW Eagle, Inc., which had been received from our exercise in December 2005 of an option to convert common stock warrants into common stock.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
FINANCING ACTIVITIES — In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we prepaid a mortgage obligation of $8,677 during the three months ended March 31, 2006. We also used $1,820 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations, and obtained $1,506 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.
Cash Resources
As of March 31, 2006, we had $32,716 in cash and cash equivalents which will primarily be used for working capital needs and other commitments and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged properties with a carrying value of $72,216 as of March 31, 2006. Any proceeds from obtaining debt on unleveraged properties may be used to finance future real estate investments and for working capital needs.
We expect cash flows from operating activities to be affected by several factors in 2006 including:
–	A reduction in interest expense from the prepayment of outstanding mortgage obligations in 2005 and 2006. We anticipate annual savings of approximately $1,425 as a result of these prepayments.

–	Scheduled rent increases on several properties during 2006 should result in additional cash from operations.
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
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of March 31, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Mortgage notes payable – Principal	$653,747	$12,682	$33,356	$216,837	$390,872
Mortgage notes payable – Interest (1)	296,451	49,211	95,158	81,144	70,938
Deferred acquisition fees due to affiliate – Principal	12,910	3,514	6,037	2,955	404
Deferred acquisition fees due to affiliate – Interest	2,028	775	933	290	30
Subordinated disposition fees (2)	412	—	—	—	412
Operating leases (3)	6,664	348	1,259	1,280	3,777

	$972,212	$66,530	$136,743	$302,506	$466,433

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of March 31, 2006.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2006.
As of March 31, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 3. — QUANTITATIVE AND QUALITATIVE
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
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2006, our interests in CCMT had a fair value of $6,307. We also own marketable equity securities of Core-Mark Holding Company, Inc., which based on its quoted per share price had a fair value of $304 as of March 31, 2006.
At March 31, 2006, the majority of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of March 31, 2006 ranged from 5.15% to 8.85%. The annual interest on our variable rate debt as of March 31, 2006 ranged from 6.48% to 6.63%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$9,063	$13,022	$19,150	$52,130	$72,450	$470,091	$635,906	$634,253
Weighted average interest rate	7.33%	7.28%	7.39%	8.15%	8.14%	7.50%
Variable rate debt	$266	$374	$349	$376	$401	$16,075	$17,841	$17,841
Annual interest expense from variable rate debt would increase or decrease by approximately $178 for each change of 1% in annual interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at March 31, 2006 by approximately $28,413.
Foreign Currency Exchange Rate Risk
We have foreign operations in the United Kingdom, Finland, France and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized foreign currency translation gains of $341 and losses of $303 for the three month periods ended March 31, 2006 and 2005, respectively. Such gains and losses are included in the accompanying financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the quarter ended March 31, 2006, Carrefour France SAS, which leases properties in France, contributed 11% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 4. — CONTROLS AND PROCEDURES
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and regulations.
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of March 31, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the first quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART II
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the three months ended March 31, 2006, 182,628 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at a per share amount of $12.40. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

	Total number	Average	Total number of	Maximum number
	of	price	shares purchased as	(or approximate dollar value) of
	shares	paid per	part of publicly announced	shares that may yet be purchased
Period	purchased (1)	share	plans or programs (1)	under the plans or programs (1)
January 1, 2006 - January 31, 2006	—	—	N/A	N/A
February 1, 2006 - February 28, 2006	—	—	N/A	N/A
March 1, 2006 - March 31, 2006	181,217	$10.05	N/A	N/A

Total	181,217

(1)	All shares were purchased pursuant to the Company’s redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company’s Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
ITEM 6. — EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

5/15/2006 Date	By:	/s/ Mark J. DeCesaris Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

5/15/2006 Date	By:	/s/ Claude Fernandez Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)