Form 10-Q
period 2006-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2006-08-14
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-25771
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	13-3951476
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York, New York	10020
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 69,211,671 shares of common stock, $.001 par value outstanding at August 7, 2006.

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

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share amounts)

		December 31, 2005
	June 30, 2006	(NOTE)
ASSETS
Real estate, net	$918,609	$943,637
Net investment in direct financing leases	116,272	115,513
Equity investments	97,701	143,417
Cash and cash equivalents	91,596	37,871
Marketable securities	6,481	9,267
Other assets, net	68,916	45,331

Total assets	$1,299,575	$1,295,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$652,419	$663,098
Accrued interest	4,151	4,358
Due to affiliates	6,410	4,894
Accounts payable, accrued expenses and other liabilities	6,625	5,887
Prepaid and deferred rental income and security deposits	20,394	20,296
Deferred acquisition fees payable to affiliate	12,910	16,424
Distributions payable	44,054	13,103

Total liabilities	746,963	728,060

Minority interest in consolidated entities	24,303	25,012

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.001 par value; 120,000,000 shares authorized; 70,951,150 and 70,308,710 issued and outstanding, respectively	71	70
Additional paid-in capital	643,714	636,009
Distributions in excess of accumulated earnings	(100,308)	(81,166)
Accumulated other comprehensive income	9,342	7,080

	552,819	561,993
Less, treasury stock at cost, 2,426,711 and 2,028,584 shares, respectively	(24,510)	(20,029)

Total shareholders’ equity	528,309	541,964

Total liabilities and shareholders’ equity	$1,299,575	$1,295,036

NOTE: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$28,389	$28,407	$56,723	$56,731
Interest income from direct financing leases	3,501	3,445	6,983	7,090
Other operating income	881	748	1,323	1,366

	32,771	32,600	65,029	65,187

OPERATING EXPENSES:
Depreciation	(9,504)	(5,770)	(15,241)	(11,560)
Property expenses	(5,458)	(6,312)	(10,813)	(11,938)
General and administrative	(1,539)	(1,465)	(3,207)	(3,050)

	(16,501)	(13,547)	(29,261)	(26,548)

OTHER INCOME AND EXPENSES:
Income from equity investments	9,357	3,931	13,615	7,742
Other interest income	691	813	1,152	1,171
Minority interest in income	(485)	(566)	(1,028)	(1,014)
Gain on derivative instruments and other gains, net	10	192	386	2,616
Gain (loss) on foreign currency transactions, net	226	52	567	(251)
Interest expense	(12,478)	(13,062)	(25,054)	(26,074)

	(2,679)	(8,640)	(10,362)	(15,810)

Income from continuing operations	13,591	10,413	25,406	22,829
DISCONTINUED OPERATIONS:
(Loss) income from operations of discontinued properties	(1,760)	254	(1,501)	653
Gain on sale of real estate	14,178	—	14,178	196

Income from discontinued operations	12,418	254	12,677	849

NET INCOME	$26,009	$10,667	$38,083	$23,678

BASIC EARNINGS PER SHARE:
Income from continuing operations	$.20	$.16	$.37	$.34
Income from discontinued operations	.18	—	.19	.01

Net Income	$.38	$.16	$.56	$.35

DIVIDENDS DECLARED PER SHARE	$.1929	$.1909	$.3853	$.3813

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	68,651,410	68,166,303	68,540,961	68,096,081

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$26,009	$10,667	$38,083	$23,678
Other comprehensive income:
Foreign currency translation adjustment	1,541	(2,858)	1,986	(4,964)
Change in unrealized gain on marketable securities	(98)	61	276	(150)

	1,443	(2,797)	2,262	(5,114)

Comprehensive income	$27,452	$7,870	$40,345	$18,564

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2006	2005 (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,083	$23,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,949	12,352
Straight-line rent adjustments	(1,350)	(1,676)
Income from equity investments in excess of distributions received	10,009	(186)
Minority interest in income	1,028	1,014
Issuance of shares to affiliate in satisfaction of fees due	4,477	4,424
Increase (decrease) in prepaid and deferred rental income and security deposits	(1,407)	(4,076)
Realized gain on foreign currency transactions, net	(338)	(445)
Unrealized (gain) loss on foreign currency transactions, net	(229)	696
Unrealized gain on derivatives, net	(201)	(399)
Reversal of unrealized loss on derivatives	(229)	(7)
Realized loss (gain) on sale of securities and warrants	44	(2,192)
Gain from sale of real estate	(14,178)	(196)
Change in other operating assets and liabilities, net	868	(2,086)

Net cash provided by operating activities	52,526	30,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distributions received in excess of equity income	35,707	1,350
Capitalized expenditures	(164)	(50)
Proceeds from sale of real estate	35,512	2,000
Proceeds from sales of securities	2,986	7,000
Proceeds from sale of warrants	—	2,432
Funds placed in restricted account for future investment	(21,741)	—
Payment of deferred acquisition fees to an affiliate	(3,514)	(3,420)

Net cash provided by investing activities	48,786	9,312

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(26,274)	(25,835)
Proceeds from issuance of shares, net of costs	3,229	3,271
Proceeds from mortgages	12,000	—
Prepayment of mortgage principal	(24,167)	—
Payments of mortgage principal	(6,087)	(5,834)
Payment of financing costs	(156)	—
Purchase of treasury stock	(4,481)	(3,947)
Distributions to minority interest partner	(1,750)	(1,802)

Net cash used in financing activities	(47,686)	(34,147)

Effect of exchange rate changes on cash	99	(726)

Net increase in cash and cash equivalents	53,725	5,340
Cash and cash equivalents, beginning of period	37,871	36,395

Cash and cash equivalents, end of period	$91,596	$41,735

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
Note 1. Business
Corporate Property Associates 14 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of June 30, 2006, the Company’s portfolio consisted of 234 properties leased to 72 tenants and totaling approximately 23.7 million square feet. The Company was formed in 1997 and is managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of the Company’s income, the level of the Company’s distributions and other factors.
Proposed Merger
On June 29, 2006, the boards of directors of the Company and Corporate Property Associates 12 Incorporated (“CPA®:12”) announced that they had each unanimously approved a definitive agreement under which the Company will acquire CPA®:12’s business, subject to the approval of the shareholders of the Company and of CPA®:12. A joint proxy/registration statement was filed with the United States Securities and Exchange Commission (“SEC”) on July 25, 2006 relating to the merger. The Company and CPA®:12 are currently awaiting comments from the SEC. The closing of the merger is also subject to customary closing conditions. The Company currently expects that the closing will occur late in the fourth quarter of 2006 at the earliest, although there can be no assurance of such timing. Prior to the proposed merger and contingent upon its approval, CPA®:12 will also sell certain of its properties or interests in properties to the advisor which have remaining lease terms of eight years or less and therefore do not meet the Company’s investment objectives. As described in the joint proxy/registration statement, CPA®:12’s shareholders have the option of receiving shares in the Company at a ratio of 0.8692 per share of CPA®:12’s common stock or cash proceeds of $10.30 per share. The value per share is based on a third party valuation of CPA®:12 as of December 31, 2005 and subsequently adjusted to reflect the Starmark Holdings restructuring (see Note 5). As of June 30, 2006, CPA®:12 had approximately 31,168,000 shares outstanding. If the proposed merger is approved and all CPA®:12 shareholders elect to exchange their shares for the Company’s shares, such shares would represent approximately 28.3% of the outstanding shares of the Company following the merger. Legal and other merger related fees totaling $607 have been capitalized by the Company during the six months ended June 30, 2006.
A subsidiary of the advisor has agreed to indemnify the Company if it were to suffer certain losses arising out of a breach by CPA®:12 of its representations and warranties under the merger agreement and having a material adverse effect on the Company after the merger, up to the amount of fees received by such subsidiary of the advisor in connection with the merger. The advisor has also agreed to waive any acquisition fees payable after the merger by the Company under its advisory agreement with the advisor in respect of the properties being acquired in the merger and has also agreed to waive any disposition fees that may subsequently be payable by the Company to the advisor upon a sale of such assets.
Distribution
In addition to its quarterly distribution, the Company declared a special distribution of $.45 per share in June 2006 , which was paid in July 2006, totaling approximately $30,836, out of proceeds received on the sale of two properties.
Note 2. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
Information about International Geographic Areas
The Company has international investments in Finland, France, The Netherlands and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $5,368 and $5,265 for the three months ended June 30, 2006 and 2005, respectively, and $10,491 and $10,607 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, long-lived assets related to international investments were $183,486 and $175,255, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current year presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (see Note 9). The Company has revised its consolidated statement of cash flows for the six months ended June 30, 2005 to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS No.155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The provisions of FAS 155 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FAS 155 on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
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
The advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred base asset management fees of $2,185 and $2,259 for the three months ended June 30, 2006 and 2005, respectively, and $4,397 and $4,526 for the six months ended June 30, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying consolidated financial statements. For the three months ended June 30, 2006 and 2005, the Company incurred personnel reimbursements of $669 and $730,

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
respectively, and $1,393 and $1,398 for the six months ended June 30, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the performance criterion is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase until paid. No such fees were incurred during the six months ended June 30, 2006 and 2005. An annual installment of $3,514 in deferred fees was paid to the advisor in January 2006.
The Company owns interests in entities which range from 11.54% to 90% and a jointly-controlled 50% tenancy-in-common interest in two properties subject to a net lease, with the remaining interests generally held by affiliates.
The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on the relative gross revenues of the affiliates. Expenses incurred for the three months ended June 30, 2006 and 2005 were $192 and $257, respectively, and $397 and $380 for the six months ended June 30, 2006 and 2005, respectively. The Company’s estimated current share of future annual minimum lease payments is $565 through 2016.
Note 4. Real Estate
Real estate which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	June 30, 2006	December 31, 2005
Cost	$1,039,320	$1,050,368
Less: Accumulated depreciation	(120,711)	(106,731)

	$918,609	$943,637

In June 2006, the Company entered into an agreement with a third party in connection with a property in York, Pennsylvania. Under the terms of the agreement, the Company’s existing warehouse facility will be demolished and the existing land will be redeveloped as part of the construction of a new retail shopping center. In connection with demolishing the property, the Company recognized a charge to depreciation expense of $3,730 to fully depreciate the property. On completion of construction, the third party will transfer to the Company a newly constructed retail facility with a tenant in place. The outstanding limited recourse mortgage obligation of $3,859 was defeased as a result of entering into this transaction.
Note 5. Equity Investments
The Company owns interests in single-tenant net leased properties leased to corporations (i) through non controlling interests in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to joint control. The ownership interests range from 11.54% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., True Value Company, Starmark Camhood, LLC (“Starmark”), U-Haul Moving Partners, Inc., Mercury Partners, LP. and Dick’s Sporting Goods. In June 2006, the Company entered into an agreement to restructure the master lease agreement with Starmark and sold its investment in the property leased to Clear Channel (see below).
Summarized combined financial information of the Company’s equity investees is as follows:

	June 30, 2006	December 31, 2005
Assets (primarily real estate)	$887,467	$1,084,354
Liabilities (primarily mortgage notes payable)	(570,349)	(652,119)

Partners’ and members’ equity	$317,118	$432,235

Company’s share of equity investees’ net assets	$97,701	$143,417

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)

	Six months ended June 30,
	2006	2005
Revenues (primarily rental income and interest income from direct financing leases)	$56,391	$58,147
Expenses (primarily interest on mortgages, including prepayment penalties, and depreciation)	(31,458)	(34,385)
Gain on sale of real estate (1)	40,622	—
Impairment charge (2)	(25,000)	—

Net income	$40,555	$23,762

Company’s share of net income from equity investments	$13,615	$7,742

(1)	In June 2006, a joint venture in which the Company and an affiliate hold 40% and 60% interests, respectively, sold a property in New York, New York leased to Clear Channel for $200,012, net of closing costs, and recognized a gain on the sale of $40,622, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases. In connection with the sale, the venture repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981. The Company’s pro rata share of the gain, which was $16,249, and the charge for prepayment penalties of $1,192 is included in income from equity investments in the accompanying consolidated financial statements.

(2)	In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings LLC (“Starmark Holdings”) (formerly the parent of Starmark) covering 15 properties owned by a venture between the Company and certain of its affiliates and leased to Starmark Holdings under a master lease agreement. The Company owns a 41% interest in this venture and accounts for this investment under the equity method of accounting on its financial statements. The Company’s interest in this investment had a carrying value of $18,697 as of June 30, 2006 and accounted for $(8,761) and $1,463 of income from equity investments for the six months ended June 30, 2006 and 2005, respectively. The loss for the current six-month period reflects the recognition of impairment charges totaling $25,000, of which the Company’s pro rata share is $10,250, as described below. Under the terms of the restructuring, the master lease agreement will be terminated and ten properties will be re-leased among three new tenants unaffiliated with Starmark Holdings. In addition, four properties under the master lease agreement will be sold to one of the new tenants, the proceeds of which will be retained by the tenant as a lease inducement relating to six of the properties, and one property will be held for use by the venture.

Upon termination of the master lease agreement, the venture expects to retain security deposits and prepaid rent totaling approximately $7,600 in cash (of which the Company’s pro rata share is approximately $3,100) and a lease termination payment, which is currently estimated to range between $6,500 and $10,500 (of which the Company’s pro rata share is approximately $2,700 to $4,300). The amount and timing of the receipt of the lease termination payment is contingent upon the net proceeds Starmark Holdings expects to receive from the disposition of certain of its assets. The security deposit, prepaid rent and lease termination payment will be recognized as income upon termination of the master lease agreement, which is currently anticipated to occur during 2006.

In connection with this restructuring, the venture defeased/repaid the existing debt of approximately $101,100 (of which the Company’s pro rata share is approximately $41,500) in July 2006 and expects to obtain new limited recourse financing of approximately $105,000 on the properties that will be re-leased (of which the Company’s pro rata share is approximately $43,000). The venture expects to incur prepayment penalties and related debt defeasance costs totaling approximately $10,800 (of which the Company’s pro rata share is approximately $4,400), during the quarter ending September 30, 2006 and currently anticipates obtaining new financing during 2006.

As a result of approving the restructuring plan, the venture incurred charges totaling $25,000 during the three months ended June 30, 2006 to write off intangible assets of $18,678 on properties leased to Starmark Holdings and an impairment charge of $6,322 to reduce the carrying value of the four properties to be sold to their estimated fair values. The Company’s pro rata share of these charges totals $10,250.

The Company’s share of the effects of the venture’s transactions will be reflected as part of income from equity investments in its statements of income in the periods described.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Note 6. Interest in Mortgage Loan Securitization
The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders’ equity. As of June 30, 2006, the fair value of the Company’s interest was $6,196, reflecting an aggregate unrealized gain of $558 and cumulative net amortization of $394 ($49 for the six months ended June 30, 2006). The fair value of the Company’s interest in CCMT is determined using a discounted cash flow model with assumptions for market rates and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of June 30, 2006	1% adverse change	2% adverse change
Fair value of the interest in CCMT	$6,196	$5,949	$5,714
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
For the three and six months ended June 30, 2006 and 2005, unrealized gains and losses on derivative instruments were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Unrealized gain (loss) on common stock warrants (1)	$10	$(1,999)	$201	$211
Unrealized (loss) gain on interest rate swap agreement (2)	—	(1)	229	195
Unrealized loss on foreign currency option (3)	(1)	3	(3)	(4)

	$9	$(1,997)	$427	$402

(1)	Includes the reversal in the three months ended June 30, 2005 of an unrealized gain of $2,199 recognized during the three months ended March 31, 2005 in connection with the approval of a redemption transaction by American Tire Distributors, Inc. of its outstanding warrants. The redemption transaction was completed in April 2005, at which time the Company recognized a realized gain of $2,192.

(2)	In connection with the retirement of an interest rate swap agreement during the six months ended June 30, 2006, the Company reversed a cumulative unrealized loss of $229 recognized during 2005. The interest rate swap agreement was retired at a cost of $147 following the payment of the remaining $8,677 balance of the related variable rate limited recourse mortgage obligation. The Company entered into the interest rate swap agreement for the purpose of fixing the interest rate on the limited recourse obligation for the term of that obligation; however, the swap agreement did not qualify as a hedge for financial accounting purposes and its changes in value have been reflected in earnings.

(3)	Included in gain (loss) on foreign currency transactions, net in the accompanying financial statements.
Note 8. Commitments and Contingencies
As of June 30, 2006, the Company was not involved in any material litigation.
As previously reported, the advisor and Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of the advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.
In response to subpoenas and requests of the Division of Enforcement of the SEC (“Enforcement Staff”), the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Institutional Properties Incorporated (“CIP®”), CPA®:12, and Corporate Property Associates 15 Incorporated (“CPA®:15”)) as well as the Company, in addition to selling commissions and selected dealer fees.
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
Note 9. Discontinued Operations
In May 2006, the Company sold a property in Rochester, Minnesota to a third party for $35,512, net of selling costs and recognized a gain on the sale of $14,178. In connection with the sale, the Company prepaid the existing limited recourse mortgage loan of $11,631 and incurred prepayment penalties of $1,586.
In February 2005, the Company sold a property in Valencia, California formerly leased to a third party for $4,116, net of selling costs. In connection with this sale, the Company recognized a gain of $196.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for the three and six months ended June 30, 2006 and 2005 and are summarized as follows.

	Three months ended June 30, 2005		Six months ended June 30, 2005
	2006	2005	2006	2005
Revenues (primarily rental revenues and other operating income)	$299	$605	$904	$1,429
Expenses (primarily interest on mortgages including prepayment penalties, depreciation and property expenses)	(2,059)	(351)	(2,405)	(776)
Gain on sale of real estate	14,178	—	14,178	196

Income from discontinued operations	$12,418	$254	$12,677	$849

Note 10. Subsequent Event
In July 2006, the Company arranged for an unsecured line of credit of $150,000 with the ability to increase the line of credit up to $225,000 to be determined thirty one days prior to closing the line of credit, which is expected to occur on the date of the merger with CPA®:12 but no later than December 31, 2006. If the closing of the merger occurs subsequent to December 31, 2006, the Company expects to negotiate an extension of the line of credit. The line of credit will have a three year term and bear interest at the Company’s option of either LIBOR plus a margin ranging from 135 to 160 basis points, or a rate equal to the higher of the Prime Rate or the Federal Funds rate plus 0.5%, plus a margin of up to 12.5 basis points. The Company will incur a fee of between $1,013 and $1,350 at closing.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of June 30, 2006, our portfolio consisted of 234 properties leased to 72 tenants and totaling approximately 23.7 million square feet. We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
PROPOSED MERGER — On June 29, 2006, our board of directors and the board of directors of Corporate Property Associates 12 Incorporated (“CPA®:12”) announced that they had each unanimously approved a definitive agreement under which we will acquire CPA®:12’s business in a stock-for-stock merger, subject to the approval of our shareholders and those of CPA®:12. A joint proxy/registration statement was filed with the United States Securities and Exchange Commission (“SEC”) on July 25, 2006 relating to the merger. CPA®:12 and us are currently awaiting comments from the SEC. The closing of the merger is also subject to customary closing conditions. We currently expect that the closing will occur late in the fourth quarter of 2006 at the earliest, although there can be no assurance of such timing. Prior to the proposed merger and contingent upon its approval, CPA®:12 will also sell certain of its properties or interests in properties to the advisor which have remaining lease terms of eight years or less and therefore do not meet the Company’s investment objectives. As described in the joint proxy/registration statement, CPA®:12’s shareholders have the option of receiving our shares at a ratio of 0.8692 per share of CPA®:12’s common stock or for cash proceeds of $10.30 per share. The value per share is based on a third party valuation of CPA®:12 as of December 31, 2005 and subsequently adjusted to reflect the Starmark Holdings restructuring. As of June 30, 2006, CPA®:12 had approximately 31,168,000 shares outstanding. If the proposed merger is approved and all CPA®:12 shareholders elect to exchange their shares for the Company’s shares, such shares would represent approximately 28.3% of our outstanding shares following the merger.
DISPOSITIONS — In May 2006, we sold a property in Rochester, Minnesota to a third party for $35,512, net of selling costs and recognized a gain of $14,178. In connection with the sale, we repaid the existing limited recourse mortgage obligation of $11,631 and incurred a charge for prepayment penalties and related costs totaling $1,586.
In June 2006, a joint venture in which we and an affiliate hold 40% and 60% interests, respectively, sold a property in New York, New York for $200,012, net of closing costs, and recognized a gain on the sale of $40,622 net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases. In connection with the sale, the venture repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981. Our pro rata share of the gain on sale of $16,249 and the charge for prepayment penalties and related costs of $1,192 is included in income from equity investments in the accompanying consolidated financial statements.
TENANT ACTIVITY — In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings LLC (“Starmark Holdings”) (formerly the parent of Starmark) covering 15 properties owned by a venture between us and certain of our affiliates and leased to Starmark Holdings under a master lease agreement. We own a 41% interest in this venture and account for this investment under the equity method of accounting on our financial statements. Our interest in this investment had a carrying value of $18,697 as of June 30, 2006 and accounted for ($8,761) and $1,463 of income from equity investments for the six months ended June 30, 2006 and 2005, respectively. The loss for the current six-month period reflects the recognition of impairment charges totaling $25,000, of which our pro rata share is $10,250, as described below. Under the terms of the restructuring, the master lease agreement will be terminated and ten properties will be re-leased among three new tenants unaffiliated with Starmark Holdings. In addition, four properties under the master lease agreement will be sold to one of the new tenants, the

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
proceeds of which will be retained by the tenant as a lease inducement relating to six of the properties, and one property will be held for use by the venture.
Upon termination of the master lease agreement, the venture expects to retain security deposits and prepaid rent totaling approximately $7,600 in cash (of which our pro rata share is approximately $3,100) and a lease termination payment, which is currently estimated to range between $6,500 and $10,500 (of which our pro rata share is approximately $2,700 to $4,300). The amount and timing of the receipt of the lease termination payment is contingent upon the net proceeds Starmark Holdings expects to receive from the disposition of certain of its assets. The security deposit, prepaid rent and lease termination payment will be recognized as income upon termination of the master lease agreement, which is currently anticipated to occur during 2006.
In connection with this restructuring, the venture defeased/repaid the existing debt of approximately $101,100 (of which our pro rata share is approximately $41,500) in July 2006 and expects to obtain new limited recourse financing of approximately $105,000 on the properties that will be re-leased (of which our pro rata share is approximately $43,000). The venture expects to incur prepayment penalties and related debt defeasance costs totaling approximately $10,800 (of which our pro rata share is approximately $4,400), during the quarter ending September 30, 2006 and currently anticipates obtaining new financing during 2006.
As a result of approving the restructuring plan, the venture incurred charges totaling $25,000 during the quarter ending June 30, 2006 to write off intangible assets of $18,678 on properties leased to Starmark Holdings and an impairment charge of $6,322 to reduce the carrying value of the four properties to be sold to their estimated fair values. Our pro rata share of these charges totals $10,250 and is included in income from equity investments in the accompanying consolidated financial statements.
Our share of the effects of the venture’s transactions will be reflected as part of income from equity investments in our statements of income in the periods described.
Also, in June 2006, we entered into an agreement with a third party in connection with a property in York, Pennsylvania. Under the terms of the agreement, our existing warehouse facility will be demolished and the existing land will be redeveloped as part of the construction of a new retail shopping center. In connection with demolishing the property, we recognized a charge to depreciation expense of $3,730 to fully depreciate the property. On completion of construction, the third party will transfer to us a newly constructed retail facility with a tenant in place. The outstanding limited recourse mortgage obligation of $3,859 was defeased as a result of entering into this transaction.
FINANCING ACTIVITY — In March 2006, we prepaid a mortgage obligation of $8,677 that was scheduled to mature in October 2025 on a property in Midlothian, Virginia. In June 2006, we obtained $12,000 of new limited recourse mortgage financing on this property with an annual fixed rate of 6.20% and a 10-year term.
In June 2006, we and the advisor, which each own 50% interests in a property in Norcross, Georgia, paid a $20,599 balloon payment and refinanced the property for $30,000, of which our share is $10,299 and $15,000, respectively. The new limited recourse mortgage financing has an annual fixed interest rate of 6.18% and a 10-year term. We account for this investment under the equity method of accounting.
QUARTERLY DISTRIBUTION — In June 2006, our board of directors approved and increased the 2006 second quarter distribution to $.1929 per share payable in July 2006 to shareholders of record as of June 30, 2006. In addition, in connection with the disposition of two properties as described above, our board of directors approved a special distribution of $.45 payable in July 2006 to shareholders of record as of June 30, 2006.
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
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies. We benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Although the U.S. dollar has weakened since December 31, 2005, our results of operations related to foreign investments have been negatively impacted by the relative strengthening of the average exchange rate of the U.S. dollar as compared to the comparable period in 2005.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have six tenants in automotive related industries (manufacturing, parts, services, etc.) of which three are currently operating under bankruptcy protection. The tenants who have filed for bankruptcy protection have not indicated whether they will affirm their leases. For the six months ended June 30, 2006, these six tenants accounted for lease revenues of $7,159 and income from equity investments of $448 and have an aggregate carrying value of $114,206 as of June 30, 2006. Of these totals, the three tenants that filed for bankruptcy protection accounted for $4,490 of lease revenues during the six months ended June 30, 2006 and $68,266 of carrying value at June 30, 2006. In addition, these three tenants owe us approximately $230 as of June 30, 2006. If conditions in this industry weaken, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
For the six months ended June 30, 2006, cash flow generated from operations and equity investments was sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
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
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2006 and 2005 is as follows:

	Six months ended June 30,
	2006	2005
Rental income	$56,723	$56,731
Interest from direct financing leases	6,983	7,090

	$63,706	$63,821

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
	2006	2005
Carrefour France, SAS (a)	$7,298	$7,299
Petsmart, Inc. (b)	4,240	4,152
Federal Express Corporation (b)	3,396	3,359
Nortel Networks Limited	3,000	3,000
Atrium Companies, Inc.	2,458	2,388
Advance PCS, Inc.	2,150	2,150
Tower Automotive, Inc. (c)	2,097	2,002
Katun Corporation (a)	1,903	1,922
McLane Company Foodservice Inc. (b)	1,830	1,797
Metaldyne Company LLC	1,805	1,748
Collins & Aikman Corporation (c)	1,774	1,723
Perkin Elmer, Inc. (a)	1,678	1,740
APW North America Inc.	1,530	1,502
Amerix Corporation (d)	1,464	1,249
Builders FirstSource, Inc. (b)	1,291	1,255
Gibson Guitar Corp. (b)	1,231	1,296
Dick’s Sporting Goods, Inc. (e)	1,230	1,905
Gerber Scientific, Inc.	1,216	1,169
Waddington North America, Inc.	1,161	1,161
Buffets, Inc.	1,145	1,167
Institutional Jobbers Company	1,135	1,135
Best Buy Co.	1,128	1,107
Other (a) (b)	17,546	17,595

	$63,706	$63,821

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $4,284 and $4,020 for the six months ended June 30, 2006 and 2005, respectively.

(c)	Filed for Chapter 11 bankruptcy protection during 2005.

(d)	Increase is due to a rent increase in November 2005.

(e)	Indiana property reclassified to an equity investment in December 2005 as a result of a transaction with CPA®:16 — Global.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 11.54% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	Six months ended June 30,
	2006	2005
Starmark Camhood, LLC (a)	$3,740	$3,721
True Value Company	2,528	2,533
Advanced Micro Devices, Inc.	1,742	1,742
Mercury Partners and U-Haul Moving Partners	1,647	1,647
Applied Materials, Inc.	1,637	1,639
CheckFree Holdings, Inc.	1,151	1,124
Special Devices, Inc.	1,076	1,019
Compucom Systems, Inc.	758	731
Textron, Inc.	676	657
Dick’s Sporting Goods, Inc. (b)	629	—

	$15,584	$14,813

(a)	In June 2006, the advisor approved a restructuring plan agreement with Starmark – see Current Developments and Trends section above.

(b)	Indiana property reclassified to an equity investment in December 2005 as a result of a transaction with CPA® :16 — Global.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
RESULTS OF OPERATIONS
Lease Revenues
For the three months ended June 30, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $38. Rent increases at several properties which contributed $611 were substantially offset by reductions of $338 due to the reclassification of one of our Dick’s Sporting Goods properties to an equity investment in December 2005 following a transaction with CPA® :16 — Global and $235 due to a lease restructuring at a property in Illinois .
For the six months ended June 30, 2006 and 2005, lease revenues decreased by $115 primarily as a result of reductions totaling $1,583, including $676 from the reclassification of the Dick’s Sporting Goods property to an equity investment, $469 from the impact of fluctuations in average foreign currency exchange rates as compared to the comparable prior year period, $234 from a lease restructuring and $204 from a decrease in sales override revenues. These reductions were substantially offset by rent increases at several properties totaling $1,434.
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Depreciation Expense
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, depreciation expense increased by $3,734 and $3,681, respectively, primarily due to a $3,730 depreciation charge related to the demolition of our York, Pennsylvania property in connection with its redevelopment, as described in Current Developments and Trends above.
Property Expenses
For the three months ended June 30, 2006 and 2005, property expenses decreased by $854. This decrease reflects a reduction in real estate taxes of $345 primarily due to the payment in 2005 of real estate taxes at certain properties, including properties which were partially vacant in 2005 but were re-leased during 2006; a non-recurring $188 repair expenditure at a property in California in 2005; a decrease in asset management and performance fees paid to our advisor of $150 and a decrease in reimbursable tenant costs of $135. Our annual portfolio valuation resulted in an overall reduction of real estate valuations primarily due to reductions related to three tenants in the automotive industry who filed voluntary petitions of bankruptcy in 2005 (see Current Developments and Trends above), which affects the amount of asset management and performance fees payable to the advisor. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
For the six months ended June 30, 2006 and 2005, property expenses decreased by $1,125 primarily due to the same factors described above. Real estate taxes decreased $402, asset management and performance fees decreased $260, we incurred a non-recurring $188 repair expenditure in 2005 and reimbursable tenant costs decreased $162.
Income from Equity Investments
Income from equity investments represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended June 30, 2006 and 2005, income from equity investments increased by $5,426, primarily due to the recognition of our pro rata share of the gain on sale of the New York property of $16,249, which was partially offset by prepayment penalties and related costs of $1,192 incurred as a result of paying off the existing limited recourse mortgage on this property and by our pro rata share of the impairment charges related to the Starmark properties of $10,250 (see Current Developments and Trends above).
For the six months ended June 30, 2006 and 2005, income from equity investments increased by $5,873 primarily due to the same factors described above. The reclassification of the Dick’s Sporting Goods property as an equity investment in November 2005 also contributed additional income from equity investments of $565.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
Gain on Derivative Instruments and Other Gains, Net
For the three months ended June 30, 2006 and 2005, gain on derivative instruments and other gains, net decreased by $182 primarily as the result of a decrease in the valuation of certain common stock warrants.
For the six months ended June 30, 2006 and 2005, gain on derivative instruments and other gains, net decreased by $2,230 primarily due to the recognition of a realized gain of $2,192 in 2005 as a result of a transaction by American Tire Distributors, Inc. to redeem its outstanding warrants.
Gain (Loss) on Foreign Currency Transactions, Net
We have foreign operations in Europe and the United Kingdom which are subject to the effects of exchange rate movements of the Euro and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognize realized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and recognize unrealized foreign currency translation gains (losses) due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
For the three months ended June 30, 2006 and 2005, gain on foreign currency transactions, net increased by $174 primarily due to increases in unrealized gains on foreign currency of $554 as the result of the relative weakening of the U.S. dollar since March 31, 2006, as compared with its strengthening during the comparable period in 2005. These increases were partially offset by a reduction in realized gains on foreign currency of $380 due to the timing of a payment on a note receivable from a wholly-owned subsidiary.
For the six months ended June 30, 2006 and 2005, we recognized a gain on foreign currency transactions, net of $567 as compared with a loss of $251 in the comparable prior year period. This change of $818 is primarily due to increases in unrealized gains on foreign currency as the result of the weakening of the U.S. dollar since December 31, 2005, as compared with its strengthening during the comparable period in 2005.
Interest Expense
For the three months ended June 30, 2006 and 2005, interest expense decreased by $584, primarily due to a reduction in interest payments of $413 resulting from scheduled mortgage principal payments and prepaying mortgage balances in 2005 and 2006 and a $105 reduction due to the reclassification of the Dick’s Sporting Goods property as an equity investment.
For the six months ended June 30, 2006 and 2005, interest expense decreased by $1,020, primarily due to the same factors described above. Interest payments were reduced by $836 as a result of scheduled mortgage principal payments and paying off mortgage balances during 2005 and 2006 and $209 due to the reclassification of the Dick’s Sporting Goods property as an equity investment. Additionally, interest expense also decreased by $324 from the impact of fluctuations in average foreign currency exchange rates as compared to the comparable prior year period. These reductions were partially offset by increased interest rates on variable rate debt and costs incurred with the prepayment of a mortgage balance.
Income from Discontinued Operations
Income from discontinued operations of $12,418 and $12,677 for the three and six months ended June 30, 2006, respectively, includes a $14,178 gain on the sale of a property in Minnesota which was sold in May 2006, partially offset by prepayment penalties totaling $1,586 in connection with the prepayment of the limited mortgage on this property.
Net Income
For the three months ended June 30, 2006 and 2005, net income increased $15,342, primarily due to the recognition of gains totaling $30,427, including our pro rata share on a property accounted for under the equity method. These gains were partially offset by the recognition of our pro rata share of an impairment charge of $10,250 and the recognition of a $3,740 charge to depreciation expense in connection with the demolition of a property. These variances are described above.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
For the six months ended June 30, 2006 and 2005, net income increased $14,405 primarily due to the same reasons described above. The net increase in net income was also partially offset by the recognition in 2005 of a $2,192 gain on the sale of warrants. These variances are described above.
FINANCIAL CONDITION
Uses of Cash During the Period
Cash and cash equivalents totaled $91,596 as of June 30, 2006, an increase of $53,725 from the December 31, 2005 balance. We believe that we have sufficient cash balances to meet our working capital needs. Our sources and use of cash during the period are described below.
OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases (including cash flow from our equity investments) to meet operating expenses, service debt and fund distributions to shareholders. For the six months ended June 30, 2006, cash flows from operating activities and equity investments were sufficient to fund distributions to shareholders of $26,274, meet scheduled principal payment installments on mortgage debt of $6,087 and distribute $1,750 to minority partners.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. We received proceeds of $35,512 from the May 2006 sale of a property in Rochester, Minnesota, of which $21,741 was placed in a restricted account for use in a potential future investment. These funds were released in July 2006 as the contemplated investment was not consummated. We also received $49,160 in capital distributions from equity investments, including $44,610 related to the sale of the Clear Channel property and $4,550 from a mortgage refinancing at a property in Norcross, Georgia, of which $35,707 represents distributions in excess of cumulative income from equity investments. In addition, we received net proceeds of $2,986 from the sale of our holdings in PW Eagle, Inc. common stock. The annual installment of deferred acquisition fees is paid to our advisor each January and was $3,514 in 2006.
FINANCING ACTIVITIES — In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we prepaid mortgage obligations totaling $24,167 during the six months ended June 30, 2006, including $11,631 in connection with the sale of the Minnesota property, $3,859 for the defeasance of the mortgage at the York, Pennsylvania property and $8,677 for the payoff of the mortgage at the Midlothian, Virginia property, which we subsequently refinanced for $12,000. We also used $4,481 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations, and received $3,229 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.
Cash Resources
As of June 30, 2006, we had $91,596 in cash and cash equivalents which will primarily be used for working capital needs, payment of the special cash distribution declared in June 2006 and paid in July 2006 totaling $30,836 and, if it is approved, for the proposed merger with CPA®:12 (see below). As described below, we arranged for an unsecured line of credit in July 2006 to borrow up to $225,000, which will be used to finance the merger with CPA®:12 and may be used for working capital needs. We may also incur debt on unleveraged properties with a carrying value of $55,899 as of June 30, 2006.
Cash Requirements
During the next twelve months, cash requirements will include the payment of the special cash distribution of $30,836, scheduled mortgage principal payment installments, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to make new investments to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from scheduled rent increases and reduced interest expense, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months.
Effects of Proposed Merger with CPA®:12
If approved, the proposed merger with CPA®:12 may have a significant effect on our cash and cash equivalents. If approximately 50% of CPA®:12’s shareholders choose to receive cash rather than our shares (as was the case in the merger during 2004 between two of

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
the advisor’s managed REITs), we would require cash resources of approximately $160,000 to consummate the merger. We expect to obtain these cash resources from the following sources:
-	Existing cash balances — after payment of the special cash distribution, we will have approximately $60,000 in cash.

-	Unsecured line of credit of up to $225,000 – see Subsequent Event below.

-	Borrowing from the advisor’s line of credit: If needed, we may borrow up to $50,000 from the advisor’s line of credit at rates which equal the advisor’s annual variable interest rate (8.25% as of June 30, 2006).
Although we do not expect all CPA®:12 shareholders to choose to receive cash in the proposed merger, the cash resources described above would be available and used if this were to happen.
Summary of Financing
The table below summarizes our mortgage notes payable as of June 30, 2006 and 2005, respectively.

	June 30,
	2006	2005
Balance:
Fixed rate	$634,387	$650,871
Variable rate	18,032	27,134

Total	$652,419	$678,005

Percent of total debt:
Fixed rate	97%	96%
Variable rate	3%	4%

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	7.39%	7.44%
Variable rate	6.88%	4.93%
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of June 30, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Mortgage notes payable — Principal	$652,419	$12,948	$37,307	$214,172	$387,992
Mortgage notes payable —Interest (1)	281,672	48,188	93,026	75,551	64,907
Deferred acquisition fees due to affiliate — Principal	12,910	3,514	6,037	2,955	404
Deferred acquisition fees due to affiliate — Interest	2,028	775	933	290	30
Subordinated disposition fees (2)	2,582	—	—	—	2,582
Operating leases (3)	5,740	334	1,105	1,128	3,173

	$957,351	$65,759	$138,408	$294,096	$459,088

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of June 30, 2006.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2006.
As of June 30, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
SUBSEQUENT EVENT
In July 2006, we arranged for an unsecured line of credit of $150,000 with the ability to increase the line of credit up to $225,000 to be determined thirty-one days prior to closing the line of credit, which is expected to occur on the date of the merger with CPA®:12 but no later than December 31, 2006. If the closing of the merger occurs subsequent to December 31, 2006, we expect to negotiate an extension of the line of credit. The line of credit will have a three year term and bear interest at our option of either LIBOR plus a margin ranging from 135 to 160 basis points, or a rate equal to the higher of the Prime Rate or the Federal Funds rate plus 0.5%, plus a margin of up to 12.5 basis points. We will incur a fee of between $1,013 and $1,350 at closing.

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
We own marketable securities through our ownership interest in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2006, our interest in CCMT had a fair value of $6,196. We also own marketable equity securities of Core-Mark Holding Company, Inc., which based on its quoted per share price had a fair value of $285 as of June 30, 2006.
At June 30, 2006, the majority of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of June 30, 2006 ranged from 5.15% to 8.85%. The annual interest on our variable rate debt as of June 30, 2006 ranged from 6.48% to 7.11%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$6,190	$13,131	$19,263	$52,242	$72,564	$470,997	$634,387	$624,606
Weighted average interest rate	7.10%	7.11%	7.28%	8.09%	8.09%	7.23%
Variable rate debt	$144	$312	$261	$285	$305	$16,725	$18,032	$18,032
Annual interest expense from variable rate debt would increase or decrease by approximately $180 for each change of 1% in annual interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at June 30, 2006 by approximately $26,645.
Foreign Currency Exchange Rate Risk
We have foreign operations in the United Kingdom, Finland, France and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net foreign currency translation gains of $226 and $52 for the three months ended June 30, 2006 and 2005, respectively and net foreign currency translation gains of $567 and losses of $251 for the six months ended June 30, 2006 and 2005, respectively. Such gains and losses are included in the accompanying financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the six months ended June 30, 2006, Carrefour France SAS, which leases properties in France, contributed 11.5% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.

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
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of June 30, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the second quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART II
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the three months ended June 30, 2006, 178,406 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at a per share amount of $12.40. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

Maximum number
			Total number of	(or approximate
			shares purchased as	dollar value) of
	Total number	Average	part of publicly	shares that may yet
	of	price	announced	be purchased
	shares	paid per	plans or programs	under the plans or
2006	purchased (1)	share	(1)	programs (1)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	216,910	$12.26	N/A	N/A

Total	216,910

(1)	All shares were purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An annual shareholders’ meeting was held on June 8, 2006, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director	Total Shares Voting	Shares Voting For	Shares Withheld
Trevor P. Bond	34,771,263	34,751,475	19,788
William P. Carey	34,771,263	34,719,998	51,265
ITEM 6. — EXHIBITS

10.1	Agreement and Plan of Merger, by and among, CPA®:12, CPA®:14, CPA 14 Acquisition Inc., CPI Holdings Incorporated (now CPA: 14 Holdings Inc.) and CPA 12 Merger Sub Inc. (Incorporated by reference to Form 8-K/A dated July 6, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED

8/14/2006	By:	/s/ Mark J. DeCesaris

Date		Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

8/14/2006	By:	/s/ Claude Fernandez

Date		Claude Fernandez
Managing Director and Chief Accounting Officer (Principal Accounting Officer)