Form 10-Q
period 2006-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2006-11-14
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Registrant has 69,317,122 shares of common stock, $.001 par value outstanding at November 7, 2006.

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

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
		(NOTE)
ASSETS
Real estate, net	$915,385	$943,637
Net investment in direct financing leases	116,712	115,513
Equity investments in real estate	136,583	143,417
Cash and cash equivalents	42,766	37,871
Marketable securities	6,514	9,267
Other assets, net	51,846	45,331

Total assets	$1,269,806	$1,295,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$650,907	$663,098
Accrued interest	4,184	4,358
Accounts payable, accrued expenses and other liabilities	9,365	5,887
Due to affiliates	6,504	4,894
Deferred acquisition fees payable to affiliate	12,910	16,424
Prepaid and deferred rental income and security deposits	20,407	20,296
Distributions payable	13,304	13,103

Total liabilities	717,581	728,060

Minority interest in consolidated entities	23,660	25,012

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 71,642,558 and 70,308,710 shares issued and outstanding, respectively	72	70
Additional paid-in capital	651,717	636,009
Distributions in excess of accumulated earnings	(105,980)	(81,166)
Accumulated other comprehensive income	9,931	7,080

	555,740	561,993
Less, treasury stock at cost, 2,673,589 and 2,028,584 shares, respectively	(27,175)	(20,029)

Total shareholders’ equity	528,565	541,964

Total liabilities and shareholders’ equity	$1,269,806	$1,295,036

NOTE: The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$28,801	$28,391	$85,524	$85,122
Interest income from direct financing leases	3,517	3,545	10,500	10,635
Other operating income	2,433	2,798	3,756	4,164

	34,751	34,734	99,780	99,921

OPERATING EXPENSES:
Depreciation	(5,765)	(5,740)	(21,006)	(17,300)
Property expenses	(7,208)	(7,946)	(18,021)	(19,884)
General and administrative	(1,493)	(1,787)	(4,700)	(4,837)

	(14,466)	(15,473)	(43,727)	(42,021)

OTHER INCOME AND EXPENSES:
(Loss) income from equity investments in real estate	(606)	3,812	13,009	11,554
Other interest income	950	510	2,102	1,681
Minority interest in income	(502)	(535)	(1,530)	(1,549)
Gain on derivative instruments and other gains, net	63	636	449	3,252
Gain (loss) on foreign currency transactions, net	115	(115)	682	(366)
Interest expense	(12,673)	(12,986)	(37,727)	(39,060)

	(12,653)	(8,678)	(23,015)	(24,488)

Income from continuing operations	7,632	10,583	33,038	33,412

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued properties	—	256	(1,501)	909
Gain on sale of real estate	—	—	14,178	196

Income from discontinued operations	—	256	12,677	1,105

NET INCOME	$7,632	$10,839	$45,715	$34,517

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.11	$0.16	$0.48	$0.49
Income from discontinued operations	—	—	0.19	0.02

Net income	$0.11	$0.16	$0.67	$0.51

DISTRIBUTIONS DECLARED PER SHARE	$0.1929	$0.1914	$0.5782	$0.5727

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	69,101,825	68,266,521	68,729,966	68,153,518

The accompanying notes are an integral part of these consolidated financial statements. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$7,632	$10,839	$45,715	$34,517
Other comprehensive income:
Foreign currency translation adjustment	518	(70)	2,504	(5,034)
Change in unrealized gain (loss) on marketable securities	71	(126)	347	(276)

	589	(196)	2,851	(5,310)

Comprehensive income	$8,221	$10,643	$48,566	$29,207

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,715	$34,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,034	18,473
Straight-line rent adjustments	(1,987)	(2,470)
Income from equity investments in real estate in excess of distributions received	13,165	199
Minority interest in income	1,530	1,549
Issuance of shares to affiliate in satisfaction of fees due	6,666	6,447
Increase (decrease) in prepaid and deferred rental income and security deposits	107	(2,300)
Realized gain on foreign currency transactions, net	(361)	(347)
Unrealized (gain) loss on foreign currency transactions, net	(321)	713
Unrealized gain on derivatives, net	(264)	(798)
Reversal of unrealized (gain) loss on derivatives	(229)	7
Realized loss (gain) on sale of securities and warrants	44	(2,192)
Gain from sale of real estate	(14,178)	(465)
Change in operating assets and liabilities, net	(432)	(1,574)

Net cash provided by operating activities	71,489	51,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity distributions received in excess of equity income in real estate	39,150	1,722
Capital contributions to equity investments in real estate	(45,481)	—
Capital expenditures	(885)	(2,044)
Proceeds from sale of real estate	35,512	2,000
Proceeds from sale of securities	2,986	9,432
Costs capitalized in connection with proposed merger	(1,306)	—
Funds placed in restricted account for future investment	(21,741)	—
Funds released from restricted account	21,741	—
Payment of deferred acquisition fees to an affiliate	(3,514)	(3,420)

Net cash provided by investing activities	26,462	7,690

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(70,328)	(38,856)
Distributions to minority interest partner	(2,882)	(2,588)
Proceeds from mortgages	12,000	—
Prepayment of mortgage principal	(24,167)	—
Scheduled payments of mortgage principal	(9,314)	(8,758)
Payment of financing costs	(476)	—
Proceeds from issuance of shares, net of costs	9,044	5,211
Purchase of treasury stock	(7,146)	(6,470)

Net cash used in financing activities	(93,269)	(51,461)

Effect of exchange rate changes on cash	213	(696)

Net increase in cash and cash equivalents	4,895	7,292
Cash and cash equivalents, beginning of period	37,871	36,395

Cash and cash equivalents, end of period	$42,766	$43,687

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 14 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of September 30, 2006, the Company’s portfolio consisted of 230 properties leased to 74 tenants and totaling approximately 23.5 million square feet. The Company was formed in 1997 and is managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of the Company’s income, the level of the Company’s distributions and other factors.
Proposed Merger
On June 29, 2006, the boards of directors of the Company and Corporate Property Associates 12 Incorporated (“CPA®:12”) announced that they each unanimously approved a merger transaction under which the Company will acquire CPA®:12’s business, subject to the approval of the shareholders of the Company and CPA®:12. In connection with the merger, a registration statement on Form S-4 and related joint proxy statement/prospectus was filed with the Securities and Exchange Commission (“SEC”) which was declared effective by the SEC in October 2006. Special shareholder meetings for both the Company and CPA®:12 have been scheduled for November 30, 2006 to obtain shareholder approval for the merger and asset sale (described below). The closing of the merger is also subject to customary closing conditions. If the merger and asset sale are approved, the Company currently expects that the closing will occur in the fourth quarter of 2006, although there can be no assurance of such approval or of such timing.
Prior to the proposed merger and contingent upon its approval, CPA®:12 will also sell certain of its properties or interests in properties to the advisor which have remaining lease terms of eight years or less and therefore do not meet the Company’s investment objectives. One of these properties, which was jointly owned with the Company, was sold in October 2006. The Company owned a 49.99% interest in this property (see Note 5), and as a result of the sale, will distribute a special cash distribution of $0.04 per share to its shareholders at the closing of the merger.
In the merger, CPA®:12’s shareholders generally have the right to elect to receive either $10.30 per share in cash or 0.8692 Company shares for each share of CPA®:12. The value of properties being acquired and the exchange rates are based in large part on a third party valuation of the properties belonging to CPA®:12 and the Company as of December 31, 2005 and were subsequently adjusted to reflect the Starmark Holdings restructuring (see Note 5) but do not take into account any additional changes in value that may have occurred subsequent to December 31, 2005 or may occur prior to the completion of this transaction. As of September 30, 2006, CPA®:12 had approximately 31,170,000 shares outstanding. If the proposed merger is approved and all CPA®:12 shareholders elect to exchange their shares for the Company’s shares, such shares would represent approximately 28.2% of the outstanding shares of the Company following the merger. In addition, the advisor owns 2,064,795 shares of CPA®:12 as of September 30, 2006 and has not yet made a determination in connection with its rights to receive cash or stock in respect of these shares if the merger is consummated. During the three and nine months ended September 30, 2006, legal and other merger related costs totaling $1,971 and $1,978, respectively, have been capitalized. Such capitalized costs are included in other assets in the accompanying consolidated financial statements.
In connection with the proposed merger, the Company entered into a binding commitment letter with a financial institution in July 2006 for an unsecured line of credit of $150,000 with the ability to increase the line of credit up to $225,000. The commitment letter expires on December 31, 2006. If the closing of the merger occurs subsequent to December 31, 2006, the Company expects to negotiate an extension of the line of credit. The commitment letter provides for a three-year term and an annual interest rate of LIBOR plus 135 to 160 basis points. As of September 30, 2006, the LIBOR rate was 5.37%. The Company will incur a fee of between $1,013 and $1,350 at closing.
Pursuant to the merger agreement, if CPA®:12 shareholders holding more than 60% of CPA®:12’s outstanding shares elect to receive cash in the merger, the Company and CPA®:12 have agreed to use an alternate merger to complete this transaction. The alternate merger is intended to result in a transaction that will be non-taxable to those CPA®:12 shareholders who choose common stock regardless of the extent to which other CPA®:12 shareholders elect to receive cash. In this alternate merger, both the Company and CPA®:12 will merge with separate subsidiaries of CPA:14 Holdings, Inc., a newly created holding company. Use of the alternate merger will not impact CPA®:12’s asset sale to the advisor.
If the merger is consummated, CPA®:12 will pay the advisor termination and disposition compensation totaling $49,798. A subsidiary of the advisor has agreed to indemnify the Company if it were to suffer certain losses arising out of a breach by CPA®:12 of its representations and warranties under the merger agreement and having a material adverse effect on the Company after the merger, up to the amount of fees received by such subsidiary of the advisor in connection with the merger. The advisor has also agreed to waive

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
any acquisition fees payable after the merger by the Company under its advisory agreement with the advisor in respect of the properties being acquired in the merger and has also agreed to waive any disposition fees that may subsequently be payable by the Company to the advisor upon a sale of such assets.
Distribution
In addition to its quarterly distribution, the Company declared a special distribution of $0.45 per share in June 2006, which was paid in July 2006, totaling approximately $30,836, out of proceeds received on the sale of two properties.
Note 2. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended by an 8-K filed on September 15, 2006, which restated results for the reclassification of a certain property to discontinued operations.
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
Information about International Geographic Areas
The Company has international investments in Finland, France, The Netherlands and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $5,503 and $5,186 for the three months ended September 30, 2006 and 2005, respectively, and $15,994 and $15,794 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, long-lived assets related to international investments were $184,729 and $175,255, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current year presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (see Note 10). The Company has revised its consolidated statement of cash flows for the nine months ended September 30, 2005 to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
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
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron-curtain method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company does not believe that the adoption of SAB 108 will have a material impact on the Company’s financial position or results of operations.
Note 3. Transactions with Related Parties
Pursuant to an advisory agreement between the Company and the advisor, the advisor performs certain services for the Company including the identification, evaluation, negotiation, financing, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the advisor provides that the advisor will receive an asset management fee. The fee is 1% of average invested assets as defined in the advisory agreement, 1/2 of which (the “performance fee”) is subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. Effective in 2005, the advisory agreement was amended to allow the advisor to elect to receive restricted common stock for any fees due from the Company. For 2006 and 2005, the advisor has elected to receive the performance fees through the issuance of restricted shares of common stock in the Company.
The advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred base asset management fees of $2,076 and $2,264 for the three months ended September 30, 2006 and 2005, respectively, and $6,473 and $6,790 for the nine months ended September 30, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
consolidated financial statements. For the three months ended September 30, 2006 and 2005, the Company incurred personnel reimbursements of $636 and $718, respectively, and $2,029 and $2,116 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal installments each January over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the performance criterion is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase until paid. In connection with the refinancing of mortgage obligations on existing properties, fees of $270 were incurred and paid during the three and nine months ended September 30, 2006. No such fees were incurred during the three and nine months ended September 30, 2005. An annual installment of $3,514 in deferred fees was paid to the advisor in January 2006. Fees are also payable to the advisor for services provided to the Company in connection with the disposition of investments. Such fees are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event. Such fees totaled $2,582 as of September 30, 2006.
The Company owns interests in entities which range from 11.54% to 90% and a jointly-controlled 50% tenancy-in-common interest in two properties subject to a net lease, with the remaining interests generally held by affiliates.
The Company is a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on the relative gross revenues of the affiliates. Expenses incurred for the three months ended September 30, 2006 and 2005 were $174 and $212, respectively, and $571 and $592 for the nine months ended September 30, 2006 and 2005, respectively. The Company’s estimated current share of future annual minimum lease payments is $564 through 2016.
Note 4. Real Estate
Real estate which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	September 30, 2006	December 31, 2005
Cost	$1,042,032	$1,050,368
Less: Accumulated depreciation	(126,647)	(106,731)

	$915,385	$943,637

In June 2006, the Company entered into an agreement with a third party in connection with a property in York, Pennsylvania. Under the terms of the agreement, the Company’s existing warehouse facility will be demolished and the existing land will be redeveloped as part of the construction of a new retail shopping center. In connection with demolishing the property, the Company recognized a charge to depreciation expense of $3,730 during the nine months ended September 30, 2006 to fully depreciate the property. On completion of construction, the third party will transfer to the Company a newly constructed retail facility with a tenant in place. The outstanding limited recourse mortgage obligation of $3,859 was defeased as a result of entering into this transaction.
Note 5. Equity Investments in Real Estate
The Company owns interests in single-tenant net leased properties leased to corporations (i) through non controlling interests in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to joint control. The ownership interests range from 11.54% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Advanced Micro Devices, Inc., Compucom Systems, Inc., Textron, Inc., CheckFree Holdings, Inc., Special Devices, Inc., Applied Materials, Inc., True Value Company, Starmark Camhood, LLC (“Starmark”), U-Haul Moving Partners, Inc., Mercury Partners, LP. and Dick’s Sporting Goods. In June 2006, the Company entered into an agreement to restructure the master lease agreement with Starmark and sold its investment in the property leased to Clear Channel (see below). In October 2006, the Company sold its investment in the property leased to Applied Materials, Inc. (see below).

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
Summarized combined financial information of the Company’s equity investees is as follows:

	September 30, 2006	December 31, 2005
Assets (primarily real estate)	$882,951	$1,084,354
Liabilities (primarily mortgage notes payable)	(468,456)	(652,119)

Partners’ and members’ equity	$414,495	$432,235

Company’s share of equity investees’ net assets	$136,583	$143,417

	Nine months ended September 30,
	2006	2005
Revenue (primarily rental income and interest income from direct financing leases)	$80,358	$87,545
Expenses (primarily interest on mortgages, defeasance costs/ prepayment penalties and depreciation) (1)	(57,845)	(52,118)
Gain on sale of real estate (2)	40,622	—
Impairment charge (1)	(24,978)	—

Net income (3)	$38,157	$35,427

Company’s share of net income from equity investments in real estate	$13,009	$11,554

(1)	In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings LLC (“Starmark Holdings”) (formerly the parent of Starmark) covering 15 properties owned by a venture between the Company and certain of its affiliates and leased to Starmark Holdings under a master lease agreement. The Company owns a 41% interest in the venture and accounts for this investment under the equity method of accounting on its financial statements. The Company’s interest in this investment had a carrying value of $57,366 as of September 30, 2006 and accounted for ($3,232) and $694 of (loss) income from equity investments in real estate for the three months ended September 30, 2006 and 2005, respectively and ($11,994) and $2,156 of (loss) income from equity investments in real estate for the nine months ended September 30, 2006 and 2005, respectively. The loss for the current nine-month period reflects the recognition of impairment charges and prepayment penalties and debt defeasance costs as described below.

Pursuant to the terms of the restructuring, the master lease agreement was amended to remove certain properties as a result of transactions completed during the three months ended September 30, 2006. During this period, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc. (“Life Time”), a new tenant unaffiliated with Starmark Holdings, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark Holdings were transferred to Life Time in exchange for Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. Such commitment is secured by letters of credit totaling $10,000. The venture has transferred title to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture recognized impairment charges totaling $6,300 during the nine months ended September 30, 2006 to reduce the carrying value of the four transferred properties to their estimated fair values. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through the release of security deposits and prepaid rent from Starmark Holdings totaling $7,678 (of which the Company’s pro rata share is $952 and $3,148, respectively). The $20,000 of improvements (of which the Company’s pro rata share is $8,200) are for the benefit of the venture and will be retained by the venture upon expiration of the lease. Cash amounts totaling $7,678 were released to the venture during the three months ended September 30, 2006; however, pursuant to the terms of an agreement between the venture and Starmark Holdings, Starmark Holdings retains certain rights to draw upon these amounts in order to fund their operations, and as a result, these amounts have been recorded as a liability until the contingency is released.

During the three months ended September 30, 2006, an additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark Holdings, on terms similar to the original lease with Starmark Holdings. Four remaining properties are currently leased

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

to Starmark Holdings. The venture is continuing to evaluate various alternatives for these four remaining properties. During the current three month period, the venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072, of which the Company’s pro rata share is $41,351 and $4,130, respectively. The venture expects to obtain new limited recourse financing of at least $80,000 on the properties it has retained (of which the Company’s pro rata share is approximately $32,800).

The venture recognized impairment charges totaling $24,978 during the nine months ended September 30, 2006 including a charge of $18,678 to write off intangible assets on properties leased to Starmark and an impairment charge of $6,300 to reduce the carrying value of the four transferred properties to their estimated fair values. The Company’s pro rata share of these impairment charges totaled $10,241.

The Company’s pro rata share of the effects of the venture’s transactions have been reflected as part of (loss) income from equity investments in real estate in its statements of income in the periods described.

(2)	In June 2006, a joint venture in which the Company and an affiliate hold 40% and 60% interests, respectively, sold a property in New York, New York leased to Clear Channel for $200,012, net of closing costs, and recognized a gain on the sale of $40,622, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases. In connection with the sale, the venture repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981. The Company’s pro rata share of the gain, which was $16,249, and the charge for prepayment penalties of $1,192 is included in income from equity investments in real estate in the accompanying consolidated financial statements.

(3)	In October 2006, a joint venture through which the Company and an affiliate hold 49.99% and 50.01% interests, respectively, in a property in California sold the property for approximately $57,500, of which the Company’s share is approximately $28,750. The venture expects to recognize a gain on this sale of approximately $14,600, of which the Company’s share is approximately $7,300. In connection with the sale, the venture repaid the outstanding mortgage obligation on this property of approximately $19,600 in October 2006 and expects to incur a charge on the early extinguishment of debt of approximately $1,780, of which the Company’s share is approximately $9,800 and $890, respectively.
Note 6. Interest in Mortgage Loan Securitization
The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders’ equity. As of September 30, 2006, the fair value of the Company’s interest was $6,265, reflecting an aggregate unrealized gain of $651 and cumulative net amortization of $417 ($72 for the nine months ended September 30, 2006). The fair value of the Company’s interest in CCMT is determined using a discounted cash flow model with assumptions for market rates and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a sensitivity analysis of the current value of the Company’s interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	September 30, 2006	change	change
Fair value of the Company’s interest in CCMT	$6,265	$6,020	$5,787
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

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2006 and 2005, unrealized gains and losses on derivative instruments were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Unrealized gain on common stock warrants (1)	$63	$237	$264	$448
Unrealized gain on interest rate swap agreement (2)	—	148	229	343
Unrealized loss on foreign currency option (3)	(1)	(1)	(4)	(5)

	$62	$384	$489	$786

(1)	During the nine months ended September 30, 2005, an unrealized gain of $2,199 related to certain stock warrants of American Tire Distributors, Inc. held by the Company was reversed and a corresponding gain of $2,192 was recognized upon American Tire’s redemption of its outstanding warrants.

(2)	In connection with the retirement of an interest rate swap agreement during the nine months ended September 30, 2006, the Company reversed a cumulative unrealized loss of $229 recognized during 2005. The interest rate swap agreement was retired at a cost of $147 following the payment of the remaining $8,677 balance of the related variable rate limited recourse mortgage obligation. The Company entered into the interest rate swap agreement for the purpose of fixing the interest rate on the limited recourse obligation for the term of that obligation; however, the swap agreement did not qualify as a hedge for financial accounting purposes and its changes in value have been reflected in earnings.

(3)	Included in gain (loss) on foreign currency transactions, net in the accompanying financial statements.
Note 8. Line of Credit
In connection with the proposed merger, the Company entered into a binding commitment letter with a financial institution in July 2006 for an unsecured line of credit of $150,000 with the ability to increase the line of credit up to $225,000. The commitment letter expires on December 31, 2006. If the closing of the merger occurs subsequent to December 31, 2006, the Company expects to negotiate an extension of the line of credit. The commitment letter provides for a three-year term and an annual interest rate of LIBOR plus 135 to 160 basis points. As of September 30, 2006, the LIBOR rate was 5.37%. The Company will incur a fee of between $1,013 and $1,350 at closing.
Note 9. Commitments and Contingencies
As of September 30, 2006, the Company was not involved in any material litigation.
As previously reported, the advisor and Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of the advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.
In response to subpoenas and requests of the Division of Enforcement of the SEC (“Enforcement Staff”), the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), CPA®:12, and Corporate Property Associates 15 Incorporated (“CPA®:15”)) as well as the Company, in addition to selling commissions and selected dealer fees.
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

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
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
Note 10. Discontinued Operations
In May 2006, the Company sold a domestic property for $35,512, net of selling costs and recognized a gain on the sale of $14,178. In connection with the sale, the Company prepaid the existing limited recourse mortgage loan of $11,631 and incurred prepayment penalties of $1,586.
In February 2005, the Company sold a domestic property for $4,116, net of selling costs and recognized a gain of $196.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for the three and nine months ended September 30, 2006 and 2005 and are summarized as follows.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues (primarily rental revenues and other operating income):	$—	$606	$904	$2,035
Expenses (primarily interest on mortgages, prepayment penalties, depreciation and property expenses):	—	(350)	(2,405)	(1,126)
Gain on sales of real estate	—	—	14,178	196

Income from discontinued operations	$—	$256	$12,677	$1,105

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of September 30, 2006, our portfolio consisted of 230 properties leased to 74 tenants and totaling approximately 23.5 million square feet. We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
PROPOSED MERGER — On June 29, 2006, our board of directors and the board of directors of Corporate Property Associates 12 Incorporated (“CPA®:12”) announced that they each unanimously approved a merger transaction under which we will acquire CPA®:12’s business, subject to the approval of our shareholders and those of CPA®:12. In connection with the merger, a registration statement on Form S-4 and related joint proxy statement/prospectus was filed with the Securities and Exchange Commission (“SEC”) which was declared effective by the SEC in October 2006. We and CPA®:12 have scheduled special shareholder meetings for November 30, 2006 to obtain shareholder approval for the merger and asset sale (described below). The closing of the merger is also subject to customary closing conditions. If the merger and asset sale are approved, we currently expect that the closing will occur in the fourth quarter of 2006, although there can be no assurance of such approval or of such timing.
Prior to the proposed merger and contingent upon its approval, CPA®:12 will also sell certain of its properties or interests in properties to the advisor which have remaining lease terms of eight years or less and therefore do not meet our investment objectives. One of these properties, which we jointly owned with CPA®:12, was sold in October 2006. We owned a 49.99% interest in this property (see Disposition below), and as a result of the sale, will distribute a special cash distribution of $0.04 per share to our shareholders at the close of the merger.
In the merger, CPA®:12’s shareholders generally have the right to elect to receive either $10.30 per share in cash or 0.8692 of our shares for each share of CPA®:12. The value of properties being acquired and the exchange rates are based in large part on a third party valuation of the properties belonging to us and to CPA®:12 as of December 31, 2005 and were subsequently adjusted to reflect the Starmark Holdings restructuring (see Tenant Activity below) but do not take into account any additional changes in value that may have occurred subsequent to December 31, 2005 or may occur prior to the completion of this transaction. As of September 30, 2006, CPA®:12 had approximately 31,170,000 shares outstanding. If the proposed merger is approved and all CPA®:12 shareholders elect to exchange their shares for our shares, such shares would represent approximately 28.2% of our outstanding shares following the merger. In addition, the advisor owns 2,064,795 of CPA®:12 as of September 30, 2006 and has not yet made a determination in connection with its rights to receive cash or stock in respect of these shares if the merger is consummated. During the three and nine months ended September 30, 2006, legal and other merger related fees totaling $1,971 and $1,978, respectively, have been capitalized. Such capitalized costs are included in other assets in the accompanying consolidated financial statements.
In connection with the proposed merger, we entered into a binding commitment letter with a financial institution in July 2006 for an unsecured line of credit of $150,000 with the ability to increase the line of credit up to $225,000. The commitment letter expires on December 31, 2006. If the closing of the merger occurs subsequent to December 31, 2006, we expect to negotiate an extension of the

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
line of credit. The commitment letter provides for a three-year term and an annual interest rate of LIBOR plus 135 to 160 basis points. As of September 30, 2006, the LIBOR rate was 5.37%. We will incur a fee of between $1,013 and $1,350 at closing.
Pursuant to the merger agreement, if CPA®:12 shareholders holding more than 60% of CPA®:12’s outstanding shares elect to receive cash in the merger, CPA®:12 and us have agreed to use an alternate merger to complete this transaction. The alternate merger is intended to result in a transaction that will be non-taxable to those CPA®:12 shareholders who choose common stock regardless of the extent to which other CPA®:12 shareholders elect to receive cash. In this alternate merger, both CPA®:12 and us will merge with separate subsidiaries of CPA:14 Holdings, Inc., a newly created holding company. Use of the alternate merger will not impact CPA®:12’s asset sale to the advisor.
If the merger is consummated, CPA®:12 will pay the advisor termination and disposition compensation totaling $49,798. A subsidiary of the advisor has agreed to indemnify us if we were to suffer certain losses arising out of a breach by CPA®:12 of its representations and warranties under the merger agreement and having a material adverse effect us after the merger, up to the amount of fees received by such subsidiary of the advisor in connection with the merger. The advisor has also agreed to waive any acquisition fees payable after the merger by us under its advisory agreement with the advisor in respect of the properties being acquired in the merger and has also agreed to waive any disposition fees that may subsequently be payable by us to the advisor upon a sale of such assets.
DISPOSITION — In October 2006, a joint venture through which we and an affiliate hold 49.99% and 50.01% interests, respectively, in a property in California sold the property for approximately $57,500, of which our share is approximately $28,750. The venture expects to recognize a gain on the sale of approximately $14,600, of which our share is approximately $7,300. In connection with the sale, the venture repaid the outstanding mortgage obligation on this property of approximately $19,600 in October 2006 and expects to incur a charge on the early extinguishment of debt of approximately $1,780, of which our share is approximately $9,800 and $890, respectively.
TENANT ACTIVITY — In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings LLC (“Starmark Holdings”) (formerly the parent of Starmark) covering 15 properties owned by a venture between us and certain of our affiliates and leased to Starmark Holdings under a master lease agreement. We own a 41% interest in the venture and account for this investment under the equity method of accounting on our financial statements. Our interest in this investment had a carrying value of $57,366 as of September 30, 2006 and accounted for ($11,994) and $2,156 of (loss) income from equity investments in real estate for the nine months ended September 30, 2006 and 2005, respectively. The loss for the current nine-month period reflects the recognition of impairment charges and prepayment penalties and debt defeasance costs as described below.
Pursuant to the terms of the restructuring, the master lease agreement was amended to remove certain properties as a result of transactions completed during the three months ended September 30, 2006. During this period, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc. (“Life Time”), a new tenant unaffiliated with Starmark Holdings, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark Holdings were transferred to Life Time in exchange for Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. Such commitment is secured by letters of credit totaling $10,000. The venture has transferred title to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture recognized impairment charges totaling $6,300 during the nine months ended September 30, 2006 to reduce the carrying value of the four transferred properties to their estimated fair values. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through the release of security deposits and prepaid rent from Starmark Holdings totaling $7,678 (of which our pro rata share is $952 and $3,148, respectively). The $20,000 of improvements (of which our pro rata share is $8,200) are for the benefit of the venture and will be retained by the venture upon expiration of the lease. Cash amounts totaling $7,678 were released to the venture during the three months ended September 30, 2006; however, pursuant to the terms of an agreement between the venture and Starmark Holdings, Starmark Holdings retains certain rights to draw upon these amounts in order to fund their operations, and as a result, these amounts have been recorded as a liability until the contingency is released.
During the three months ended September 30, 2006, an additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark Holdings, on terms similar to the original lease with Starmark Holdings. Four remaining properties are currently leased to Starmark Holdings. The venture is continuing to evaluate various alternatives for these four remaining properties. During the current three month period, the venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072, of which our pro rata share is $41,351 and $4,130, respectively. The venture expects to obtain new limited recourse financing of at least $80,000 on the properties it has retained (of which our pro rata share is approximately $32,800).

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
The venture recognized impairment charges totaling $24,978 during the nine months ended September 30, 2006 including a charge of $18,678 to write off intangible assets on properties leased to Starmark and an impairment charge of $6,300 to reduce the carrying value of the four transferred properties to their estimated fair values. Our pro rata share of these impairment charges totaled $10,241.
Our pro rata share of the effects of the venture’s transactions have been reflected as part of income from equity investments in real estate in our statements of income in the periods described.
QUARTERLY DISTRIBUTION — In September 2006, our board of directors approved and increased the 2006 third quarter distribution to $0.1929 per share payable in October 2006 to shareholders of record as of September 30, 2006. In addition, in connection with the disposition of two properties, our board of directors approved a special distribution of $0.45, which was paid in July 2006 to shareholders of record as of June 30, 2006.
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
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended September 30, 2006, the average rate for the U.S. dollar in relation to the Euro was moderately weaker than for the comparable 2005 period, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current three month period as compared to the comparable 2005 period. However, during the nine months ended September 30, 2006, the average rate for the U.S. dollar in relation to the Euro was moderately stronger than for the comparable 2005 period, and as a result, we experienced a moderately negative impact on our results of operations for the current nine month period as compared to the comparable 2005 period.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have six tenants in automotive related industries (manufacturing, parts, services, etc.) of which three are currently operating under bankruptcy protection. The tenants who have filed for bankruptcy protection have not indicated whether they will affirm their leases. For the nine months ended September 30, 2006, these six tenants accounted for lease revenues of $10,818 and income from equity investments in real estate of $669 and have an aggregate carrying value of $113,654 as of September 30, 2006. Of these totals, the three tenants that filed for bankruptcy protection accounted for $6,741 of lease revenues during the nine months ended September 30, 2006 and $68,021 of carrying value at September 30, 2006. In addition, these three tenants owe us approximately $230 as of September 30, 2006. If conditions in this industry weaken, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
For the nine months ended September 30, 2006, cash flow generated from operations was not sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments. Cash flow from distributions received from equity investments in real estate was used to fund the difference (see Financial Condition below).
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and overall property appreciation. As a result, management’s assessment of

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities (as described in Financial Condition, below) to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in assessing our ability to fund operating expenses, service our debt and fund distributions to stockholders.
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to stockholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Cash flows from financing activities primarily consist of the payment of distributions to stockholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and the payment of mortgage principal amortization. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine months ended September 30,
	2006	2005
Rental income	$85,524	$85,122
Interest income from direct financing leases	10,500	10,635

	$96,024	$95,757

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Nine months ended September 30,
	2006	2005
Carrefour France, SAS (a)	$11,117	$10,912
Petsmart, Inc. (b)	6,315	6,228
Federal Express Corporation (b)	5,100	5,044
Nortel Networks Limited	4,501	4,501
Atrium Companies, Inc.	3,686	3,582
Advance PCS, Inc.	3,225	3,225
Tower Automotive, Inc. (c)	3,146	3,050
Katun Corporation (a)	2,919	2,872
McLane Company Foodservice Inc. (b)	2,750	2,699
Metaldyne Company LLC	2,739	2,651
Collins & Aikman Corporation (c)	2,664	2,586
Perkin Elmer, Inc. (a)	2,549	2,565
APW North America Inc.	2,307	2,265
Amerix Corporation (d)	2,196	1,873
Builders FirstSource, Inc. (b)	1,944	1,888
Gibson Guitar Corp. (b)	1,845	1,943
Dick’s Sporting Goods, Inc. (e)	1,845	2,858
Gerber Scientific, Inc.	1,823	1,753
Waddington North America, Inc.	1,741	1,741
Buffets, Inc.	1,717	1,729
Institutional Jobbers Company	1,703	1,703
Nexpak Corporation (a)	1,631	1,641
Best Buy Co.	1,613	1,593
Other (a) (b)	24,948	24,855

	$96,024	$95,757

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $6,091 and $6,029 for the nine months ended September 30, 2006 and 2005, respectively.

(c)	Filed for Chapter 11 bankruptcy protection during 2005.

(d)	Increase is due to a CPI based rent increase in November 2005.

(e)	Indiana property reclassified to an equity investment in real estate in December 2005 as a result of a transaction with CPA®:16 — Global.
We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 11.54% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	Nine months ended September 30,
	2006	2005
Starmark Camhood, LLC (a)	$4,217	$5,002
True Value Company	3,795	3,799
Advanced Micro Devices, Inc.	2,613	2,613
Mercury Partners and U-Haul Moving Partners	2,470	2,470
CheckFree Holdings, Inc.	1,726	1,685
Special Devices, Inc.	1,614	1,549
Compucom Systems, Inc.	1,137	1,110
Textron, Inc.	1,013	995
Dick’s Sporting Goods, Inc. (b)	1,012	—

	$19,597	$19,223

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)

(a)	In June 2006, the advisor approved a restructuring plan agreement with Starmark. Amounts exclude the operations of four properties that were transferred to a third party and reclassified as discontinued operations. See Current Developments section above.

(b)	Indiana property reclassified to an equity investment in real estate in December 2005 as a result of a transaction with CPA® :16 — Global.
RESULTS OF OPERATIONS
Lease Revenues
For the three months ended September 30, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $382. Lease revenues benefited by $594 from rent increases at several properties and a new lease at an existing property and by $286 from the moderately favorable impact of fluctuations in average foreign currency exchange rates as compared to the comparable 2005 period. These increases were substantially offset by reductions of $337 due to the reclassification of one of our Dick’s Sporting Goods properties to an equity investment in real estate in December 2005 following a transaction with CPA® :16 — Global and $137 due to a lease restructuring at a property in Illinois.
For the nine months ended September 30, 2006 and 2005, lease revenues increased by $267. Rent increases at several properties and a new lease at an existing property contributed additional lease revenues of $2,210 which were substantially offset by reductions totaling $1,690, including $1,013 from the reclassification of the Dick’s Sporting Goods property to an equity investment in real estate, $372 from the lease restructuring at the Illinois property and $305 from a decrease in sales override revenues. Lease revenues also declined as a result of the moderately negative impact of fluctuations in average foreign currency exchange rates as compared to the comparable 2005 period.
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Other Operating Income
Other operating income generally consists of costs reimbursed by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursed costs are recorded as both income and property expense and, therefore, have no impact on net income.
For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, other operating income decreased $365 and $408, respectively, primarily due to the timing of receipts of reimbursed tenant costs.
Depreciation Expense
For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, depreciation expense increased $25 and $3,706, respectively. The increase for the nine-month period is primarily due to a $3,730 depreciation charge incurred during the three months ended June 30, 2006 related to the acceleration of depreciation upon the demolition of our York, Pennsylvania property in connection with its redevelopment.
Property Expenses
For the three months ended September 30, 2006 and 2005, property expenses decreased by $738, primarily due to a decrease in reimbursable tenant costs of $460 and a decrease in asset management and performance fees paid to our advisor of $375. Our annual portfolio valuation resulted in an overall reduction of real estate valuations primarily due to reductions related to three tenants in the automotive industry who filed voluntary petitions of bankruptcy in 2005 (see Current Developments and Trends above), which affects the amount of asset management and performance fees payable to the advisor. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
For the nine months ended September 30, 2006 and 2005, property expenses decreased by $1,863 primarily due to reductions in asset management and performance fees of $635, a reduction in real estate taxes of $360 and a non-recurring $188 repair expenditure at a property in California in 2005. In addition, property expenses decreased as a result of a decrease in reimbursable tenant costs. The reduction in real estate taxes was primarily due to the payment in 2005 of real estate taxes at certain properties, including properties which were partially vacant in 2005 but were re-leased during 2006.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended September 30, 2006 and 2005, income from equity investments in real estate decreased by $4,418, primarily due to our pro rata share of prepayment penalties and debt defeasance costs of $4,130 incurred as a result of the repayment/defeasance of the existing limited recourse mortgage on the Starmark Holdings properties (see Current Developments and Trends above). In addition, income from equity investments in real estate also decreased by $627 as a result of the sale of an investment in a property in New York in June 2006. These decreases were partially offset by the reclassification of the Dick’s Sporting Goods property as an equity investment in real estate in November 2005, which contributed additional income from equity investments in real estate of $256.
For the nine months ended September 30, 2006 and 2005, income from equity investments in real estate increased by $1,455. Income from equity investments in real estate benefited from the recognition of our pro rata share of the gain on sale of the New York property, which totaled $16,249, and the reclassification of the Dick’s Sporting Goods property as an equity investment in real estate in November 2005, which contributed an additional $821 of income. These increases were substantially offset by the recognition of our pro rata share of the impairment charges related to the Starmark Holdings properties of $10,241 and by the recognition of our pro rata share of prepayment costs and defeasance penalties totaling $5,322 incurred in connection with the repayment/defeasance of the mortgages on the Starmark Holdings and New York properties.
Gain on Derivative Instruments and Other Gains, Net
For the three months ended September 30, 2006 and 2005, gain on derivative instruments and other gains, net decreased by $573 primarily as the result of gains recognized in 2005 that did not recur in 2006, including a gain of $252 on the sale of excess land and an unrealized gain of $148 on an interest rate swap contract that did not qualify for hedge accounting. The interest rate swap was retired during the six months ended June 30, 2006 in connection with the repayment of the related variable rate limited recourse mortgage obligation. Reductions in the valuation of certain common stock warrants also contributed to the decrease.
For the nine months ended September 30, 2006 and 2005, gain on derivative instruments and other gains, net decreased by $2,803 primarily as a result of gains recognized in 2005, including a realized gain of $2,192 as a result of a transaction by American Tire Distributors, Inc. to redeem its outstanding warrants and the recognition of a gain of $269 on the sale of excess land. Reductions in the valuation of certain common stock warrants also contributed to the decrease.
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
For the three months ended September 30, 2006 and 2005, we recognized a gain on foreign currency transactions, net, of $115 as compared with a loss of $115 in the comparable 2005 period. This change of $230 is primarily due to the relatively modest weakening of the U.S. dollar since June 30, 2006, as compared with its modest strengthening during the comparable 2005 period.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
For the nine months ended September 30, 2006 and 2005, we recognized a gain on foreign currency transactions, net, of $682 as compared with a loss of $366 in the comparable 2005 period. This change of $1,048 is primarily due to increases in unrealized gains on foreign currency as the result of the weakening of the U.S. dollar since December 31, 2005, as compared with its strengthening during the comparable 2005 period.
Interest Expense
For the three months ended September 30, 2006 and 2005, interest expense decreased by $313, primarily due to a reduction of $340 in interest payments resulting from scheduled mortgage principal payments and prepaying mortgage balances in 2005 and 2006 and a reduction of $105 due to the reclassification of the Dick’s Sporting Goods property as an equity investment in real estate. These decreases were partially offset by the moderately favorable impact of fluctuations in average foreign currency exchange rates as compared to the comparable 2005 period.
For the nine months ended September 30, 2006 and 2005, interest expense decreased by $1,333, primarily due to the same factors described above. Interest payments were reduced by $1,141 as a result of scheduled mortgage principal payments and paying off mortgage balances during 2005 and 2006 and $314 due to the reclassification of the Dick’s Sporting Goods property as an equity investment in real estate. In addition, interest expense decreased as a result of the moderately negative impact of fluctuations in average foreign currency exchange rates as compared to the comparable nine month period in 2005. These reductions were partially offset by increased interest rates on variable rate debt.
Income from Discontinued Operations
For the nine months ended September 30, 2006, we recognized income from discontinued operations of $12,677, primarily due to the recognition of a $14,178 gain on the sale of a property in Minnesota which was sold in May 2006, partially offset by prepayment penalties totaling $1,586 in connection with the prepayment of the limited mortgage on this property. For the nine months ended September 30, 2005, we recognized income from discontinued operations of $1,105 related to the operations of the Minnesota property and a property in California that was sold in February 2005 at a gain of $196.
Net Income
For the three months ended September 30, 2006 and 2005, net income decreased $3,207, primarily due to the recognition of our pro rata share of prepayment penalties and debt defeasance costs of $4,130 incurred in connection with the repayment/defeasance of the limited recourse mortgage on the Starmark Holdings properties. This decrease was partially offset by an increase in lease revenues of $382 and by decreases in property expense and interest expense of $738 and $313, respectively. These variances are described above.
For the nine months ended September 30, 2006 and 2005, net income increased by $11,198, primarily due to the recognition of gains on the sale of real estate totaling $30,427, including our pro rata share on a property accounted for under the equity method. These increases were partially offset by the recognition of an impairment charge, of which our pro rata share was $10,241, and by our recognition of prepayment penalties and defeasance costs totaling $6,908, including our pro rata share on properties accounted for under the equity method, and a $3,730 charge to depreciation expense in connection with the demolition of a property. These variances are described above.
FINANCIAL CONDITION
Uses of Cash During the Period
Cash and cash equivalents totaled $42,766 as of September 30, 2006, an increase of $4,895 from the December 31, 2005 balance. We believe that we have sufficient cash balances to meet our working capital needs. Our sources and use of cash during the period are described below.
OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. For the nine months ended September 30, 2006, cash flows from operating activities increased

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
significantly over the comparable 2005 period primarily due to an increase in our net income which primarily resulted from the recognition of gains on the sale of two properties in our second quarter. Distributions to shareholders also increased significantly over the comparable 2005 period, primarily as a result of a special distribution of $0.45, which totaled approximately $30,836 and was paid to shareholders in July 2006 out of proceeds received on the sale of two properties in our second quarter. For the nine months ended September 30, 2006, cash flows from operating activities of $71,489 were not sufficient to fund distributions to shareholders of $70,328, meet scheduled principal payment installments on mortgage debt of $9,314 and distribute $2,882 to minority partners. Distributions received from equity investments in real estate were used to fund the difference.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. We received $52,308 in capital distributions from equity investments in real estate, including $44,610 related to the sale of the New York property, $4,550 from a mortgage refinancing at a property in Norcross, Georgia and $3,148 related to the release of security deposits and prepaid rent from Starmark Holdings which may be used to fund improvements at certain properties formerly leased by Starmark Holdings. Of these amounts, $39,150 represents distributions in excess of cumulative income from equity investments in real estate. In May 2006, we received proceeds of $35,512 from the sale of a property in Rochester, Minnesota. Of these proceeds, funds of $21,741 were placed in a restricted account for use in a potential future investment on a tax-deferred basis, but were subsequently released in July 2006 as the contemplated investment was not consummated. In addition, we received net proceeds of $2,986 from the sale of our holdings in PW Eagle, Inc. common stock. During the nine months ended September 30, 2006, we also contributed $45,481 to the Starmark Holdings venture to fund our pro rata share of the payoff/defeasance of the existing limited recourse mortgage obligation and related prepayment penalties and debt defeasance costs. The annual installment of deferred acquisition fees is paid to our advisor each January and was $3,514 in 2006.
FINANCING ACTIVITIES — In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we prepaid mortgage obligations totaling $24,167 during the nine months ended September 30, 2006, including $11,631 in connection with the sale of the Minnesota property, $3,859 for the defeasance of the mortgage at the York, Pennsylvania property and $8,677 for the payoff of the mortgage at the Midlothian, Virginia property, which we subsequently refinanced for $12,000. We also used $7,146 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations, and received $9,044 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.
Cash Resources
As of September 30, 2006, we had $42,766 in cash and cash equivalents which will primarily be used for working capital needs and, if it is approved, for the proposed merger with CPA®:12 (see Effects of Proposed Merger with CPA®:12 below). In addition, in connection with the proposed merger, we entered into a binding commitment letter with a financial institution in July 2006 for an unsecured line of credit of up to $225,000 which, subject to meeting certain financial covenants, may be drawn upon and may be used to finance the merger with CPA®:12 and may be used for working capital needs. We may also incur debt on unleveraged properties with a carrying value of $55,734 as of September 30, 2006.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to make new investments to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from scheduled rent increases and reduced interest expense, cash flow from operations is expected to be sufficient to meet operating cash flow objectives during the next twelve months; however, we expect to fund any shortfalls through cash distributions from equity investments in real estate in excess of equity income and existing cash resources.
Effects of Proposed Merger with CPA®:12
If approved, the proposed merger with CPA®:12 may have a significant effect on our cash and cash equivalents. If approximately 50% of CPA®:12’s shareholders choose to receive cash rather than our shares (as was the case in the merger during 2004 between two of

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)
the advisor’s managed REITs), we would require cash resources of approximately $80,000 to consummate the merger. We expect to obtain these cash resources from the following sources:

-	Existing cash balances.

-	Unsecured line of credit of up to $225,000. In connection with the proposed merger, we entered into a binding commitment letter with a financial institution for an unsecured line of credit of $150,000 with the ability to increase the line of credit up to $225,000. The commitment letter expires on December 31, 2006. If the closing of the merger occurs subsequent to December 31, 2006, we expect to negotiate an extension of the line of credit. The commitment letter provides for a three-year term and an annual interest rate of LIBOR plus 135 to 160 basis points. As of September 30, 2006, the LIBOR rate was 5.37%. We will incur a fee of between $1,013 and $1,350 at closing.

-	Borrowing from the advisor’s line of credit. If needed, we may borrow up to $50,000 from the advisor’s line of credit at rates which equal the advisor’s annual variable interest rate (6.475% as of September 30, 2006).
Although we do not expect all CPA®:12 shareholders to choose to receive cash in the proposed merger, the cash resources described above would be available and used if this were to happen.
Summary of Financing
The table below summarizes our mortgage notes payable as of September 30, 2006 and 2005, respectively.

	September 30,
	2006	2005
Balance:
Fixed rate	$525,996	$646,281
Variable rate (1)	124,911	26,853

Total	$650,907	$673,134

Percent of total debt:
Fixed rate	81%	96%
Variable rate (1)	19%	4%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	7.65%	7.44%
Variable rate (1)	6.37%	6.07%

(1)	Variable rate debt is primarily comprised of limited recourse mortgage obligations which currently bear interest at fixed rates but may be reset to variable rates in the future, pursuant to the terms of the mortgage contracts.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of September 30, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 year	1—3 years	3—5 years	More than 5 years
Mortgage notes payable — Principal	$650,907	$12,891	$72,049	$208,751	$357,216
Mortgage notes payable — Interest (1)	265,823	46,865	92,552	74,329	52,077
Deferred acquisition fees due to affiliates — Principal	12,910	3,514	6,037	2,955	404
Deferred acquisition fees due to affiliates — Interest	2,028	775	933	290	30
Subordinated disposition fees (2)	2,582	—	—	—	2,582
Property improvements (3)	8,200	5,052	3,148	—	—
Operating leases (4)	5,597	360	1,098	1,125	3,014

	$948,047	$69,457	$175,817	$287,450	$415,323

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share and per share amounts)

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of September 30, 2006.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Represents our pro rata share of landlord improvements on the Starmark Holdings properties (see Current Developments and Trends above).

(4)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2006.
As of September 30, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands, except share and per share amounts)
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
We own marketable securities through our ownership interest in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2006, our interest in CCMT had a fair value of $6,265. We also own marketable equity securities of Core-Mark Holding Company, Inc., which based on its quoted per share price had a fair value of $249 as of September 30, 2006.
At September 30, 2006, the majority of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of September 30, 2006 ranged from 6.21% to 8.85%. The annual interest on our variable rate debt as of September 30, 2006 ranged from 5.15% to 7.32%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$2,230	$9,259	$15,146	$47,940	$67,994	$383,427	$525,996	$521,729
Weighted average interest rate	7.54%	7.54%	7.61%	8.27%	8.23%	7.47%
Variable rate debt	$1,034	$4,274	$4,530	$4,729	$5,008	$105,336	$124,911	$124,911
Annual interest expense from variable rate debt would increase or decrease by approximately $182 for each change of 1% in annual interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at September 30, 2006 by approximately $26,827.
Foreign Currency Exchange Rate Risk
We have foreign operations in the United Kingdom, Finland, France and The Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the British Pound. For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net foreign currency translation gains of $115 and losses of $115 for the three months ended September 30, 2006 and 2005, respectively and net foreign currency translation gains of $682 and losses of $366 for the nine months ended September 30, 2006 and 2005, respectively. Such gains and losses are included in the accompanying financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the nine months ended September 30, 2006, Carrefour France SAS, which leases properties in France, contributed 12% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.

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
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of September 30, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the third quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART II
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the three months ended September 30, 2006, 176,167 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at a per share amount of $12.40. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2006 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
July	1,500	$11.53	N/A	N/A
August	2,500	$11.76	N/A	N/A
September	242,878	$10.78	N/A	N/A

Total	246,878

(1)	All shares were purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
ITEM 6. — EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Date 11/14/2006	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 11/14/2006	By:	/s/ Claude Fernandez
Claude Fernandez
Managing Director and Chief Accounting Officer (Principal Accounting Officer)