Form 10-K
period 2006-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2007-03-26
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Investor Relations (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock as of March 16, 2007. Non-affiliates held 82,877,423 shares as of March 16, 2007.
As of March 16, 2007, there are 88,014,799 shares of common stock of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in Item 1A — Risk Factors. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
As used in this annual report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.

CPA®:14 2006 10-K — 1

PART I
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
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
•	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the consumer price index (“CPI”) or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

•	indemnification for environmental and other liabilities;

•	operational or financial covenants of the tenant; and

•	guarantees of lease obligations from parent companies or letters of credit.
We are managed by W. P. Carey & Co. LLC (“WPC”) through its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain costs incurred in providing services, including personnel provided for the administration of our operations. The advisor also serves in this capacity for Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”), and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until we acquired CPA®:12 in December 2006, as described below (collectively, including us, the “CPA® REITs”).
We were formed as a Maryland corporation on June 4, 1997. Between November 1997 and November 2001, we sold a total of 65,794,280 shares of common stock for a total of $657,943 in gross offering proceeds. Through December 31, 2006, we have also issued 2,239,225 shares ($25,938) through our Distribution Reinvestment and Share Purchase Plan. These proceeds were used along with limited recourse mortgage debt to purchase our properties.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2006, we had no employees. WPC employs 122 individuals who are available to perform services for us.
Significant Developments During 2006:
Merger with CPA®:12 — On December 1, 2006, we completed a merger (the “merger”) with CPA®:12, an affiliate, pursuant to a merger agreement dated June 29, 2006. The merger provided a liquidation option for CPA®:12 shareholders and provided us with the opportunity to continue to grow and enhance our investment portfolio. Under the terms of the merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on November 30, 2006, we acquired CPA®:12’s business on December 1, 2006 and are the surviving company. The total purchase price for CPA®:12 was $540,500, which was comprised of 18,470,351 shares of our common stock ($218,874 based on a value of $11.85 per share), $102,176 in consideration for CPA®:12 shareholders who redeemed their interests (9,920,039 shares of CPA®:12), $215,369 in fair value of debt and other liabilities assumed (including our pro rata share of fair value of debt assumed on investments accounted for under the equity method) and transaction costs of $4,081. Prior to the merger, CPA®:12 sold certain of its properties or interests in properties to third parties and to the advisor. These properties had remaining lease terms of eight years or less and therefore did not meet our investment objectives. We also owned a 49.99% interest in one of these properties, which was sold to a third party in October 2006, and as a result of the
CPA®:14 2006 10-K — 2

sale, we made a special cash distribution of $0.04 per share, or $2,773, to our shareholders at the close of the merger (see Special Distributions below).
Under the terms of the merger agreement, CPA®:12’s shareholders had the right to elect to receive either $10.30 per share in cash or 0.8692 of our shares for each share of CPA®:12 owned as of October 20, 2006. The value of properties acquired and the exchange rates are based in large part on a third party valuation of the properties belonging to us and to CPA®:12 as of December 31, 2005 and were subsequently adjusted to reflect the Starmark Holdings LLC (“Starmark”) restructuring (see Tenant Activity below) but did not take into account any additional changes in value that may have occurred subsequent to December 31, 2005.
We have accounted for the merger under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consist of commercial real estate assets net leased to single tenants, lease-related intangible assets, cash, a subordinated interest in a mortgage loan securitization, receivables and deposits. The liabilities assumed primarily consist of mortgage notes payable, accrued interest, accounts payable, security deposits and amounts due to former CPA®:12 shareholders. The amounts due to former CPA®:12 shareholders were paid on December 1, 2006. In addition, the advisor owned 2,134,140 shares of CPA®:12 as of December 1, 2006 and elected to receive $9,861 in cash and 1,022,800 shares of our stock on consummation of the merger.
We have entered into a $150,000 credit facility with Wells Fargo Bank. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 0.50%, plus a spread of up to 0.125% depending on our leverage ratio (see Item 7 — Financial Condition). In connection with the merger, we paid a fee to the lender of $1,033 and drew down $25,000 from our credit facility.
The advisor agreed to make available to us an additional loan of up to $50,000 to be funded using the advisor’s existing credit line. The loan from the advisor had a maturity date of May 2007 and bore interest ranging between LIBOR plus 110 basis points and 145 basis points, which are the same terms as the advisor’s existing credit line. In connection with the consummation of the merger on December 1, 2006, the advisor loaned $24,000 to us to facilitate the merger closing. We repaid the loan on December 5, 2006 with proceeds from our credit facility.
On completion of the merger, CPA®:12 paid the advisor termination and disposition compensation totaling $49,798. A subsidiary of the advisor has agreed to indemnify us if we were to suffer certain losses arising out of a breach by CPA®:12 of its representations and warranties under the merger agreement and having a material adverse effect on us after the merger, up to the amount of fees received by this subsidiary of the advisor in connection with the merger. The advisor has also agreed to waive any acquisition fees payable after the merger by us under our advisory agreement with the advisor in respect of the properties being acquired in the merger and has also agreed to waive any disposition fees that may subsequently be payable by us to the advisor upon a sale of such assets. However, we agreed to assume deferred acquisition fees incurred by CPA®:12 prior to the merger totaling $2,734 that bear interest at an annual rate of 7% and have scheduled installment payments through 2013.
Tenant Activity — We and an affiliate own interests in a venture owning 15 properties formerly leased to Starmark (formerly the parent of Starmark Camhood L.L.C.) under a master lease agreement. We owned a 41% interest in this venture and acquired an additional 15% interest in the venture in the merger. We continue to account for this investment under the equity method of accounting as our affiliate is the managing member in the limited liability company and is required to consolidate the investment under the provisions of EITF 04-05. Our interest in this investment had a carrying value of $34,975 as of December 31, 2006 and accounted for a loss from equity investments in real estate of $7,786 during 2006. The loss in 2006 reflects the recognition of impairment charges and prepayment penalties and debt defeasance costs as described below.
In January 2006, the advisor entered into a cooperation agreement with Starmark. Under this cooperation agreement, the advisor, on behalf of ourselves and our affiliate, agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants were replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs the venture incurred in connection with transactions under the cooperation agreement.
In June 2006, the advisor approved a plan to restructure the master lease agreement with Starmark. Under the restructuring plan, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc. (“Life Time”), a new tenant unaffiliated with Starmark, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with
CPA®:14 2006 10-K — 3

the restructuring, four properties formerly leased to Starmark were transferred to Life Time in exchange for Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. This commitment is secured by letters of credit totaling $10,000. The venture has transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture had previously written down the four transferred properties to their estimated fair values, as described below. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through security deposits and prepaid rent totaling $7,678 that were released by Starmark prior to the merger (of which our pro rata share is $952 and $3,148, respectively). The $20,000 of improvements (of which our pro rata share, following the merger, is $11,200) are for the benefit of the venture and will be retained by the venture upon expiration of the lease. One additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark. The master lease agreement was amended to remove these properties.
As a result of approving the restructuring plan, during the second quarter of 2006, the venture incurred charges totaling $24,978, including $18,678 to write off intangible assets on the properties leased to Starmark and $6,300 to reduce the carrying value of the four properties to be sold to their estimated fair values. Our pro rata share of these charges totals $10,241. During the third quarter of 2006, the venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072 (of which our share is $41,351 and $4,130, respectively). During the fourth quarter of 2006, the venture obtained new limited recourse mortgage financing of $80,000 on the Life Time properties at a fixed annual interest rate of 5.75% and with a 10-year term (of which our share is $32,800).
In December 2006, a third party, Fitness Ventures LLC (“Fitness Ventures”) purchased 100% of the existing shareholders’ interests in the ownership of Starmark. At this time, Fitness Ventures issued warrants to the Company and its affiliate to acquire up to 10% of its equity and entered into new leases for the four remaining properties under terms which are similar to the original master lease. Concurrent with these transactions, the cooperation agreement with Starmark was terminated and the venture recognized lease termination income of $8,145, of which $7,678 represents security deposits and prepaid rent from Starmark and $467 represents the release of real estate tax escrows funded by the venture which have been replaced by escrows funded by the new lessees. Our share of the termination income is $4,561.
Our share of the effects of the venture’s transactions will be reflected as part of income from equity investments in our statements of income in the periods described.
In June 2006, we entered into an agreement with a third party in connection with a property in Pennsylvania. Under the terms of the agreement, our existing warehouse facility was demolished and the existing land is being redeveloped as part of the construction of a new retail shopping center. In connection with demolishing the property, we recognized a charge to depreciation expense of $3,730 to fully depreciate the property. Upon completion of construction, the third party will transfer to us a newly constructed retail facility with a tenant in place. We defeased the outstanding limited recourse mortgage obligation of $3,859 as a result of entering into this transaction.
Disposition Activity — During 2006, we completed dispositions of two consolidated properties for $37,628, net of selling costs, and recognized a net gain on these sales of $13,182, excluding impairment charges of $3,810 recognized in prior years. In connection with the sale of one of the properties, we repaid a mortgage obligation of $11,631 and incurred prepayment penalties of $1,586.
In June 2006, a venture in which we and an affiliate held 40% and 60% interests, respectively, sold a property in New York for $200,012, net of selling costs, and recognized a gain on the sale of $41,101, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases. In connection with the sale, the venture repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981. Our pro rata share of the gain, which was $16,441, and the charge for prepayment penalties of $1,192 are included in income from equity investments in real estate in the accompanying consolidated financial statements.
In October 2006, as described above, a venture through which we and CPA®:12 held 49.99% and 50.01% interests, respectively, in a property in California sold the property for $56,357 and recognized a gain on sale of $14,362, of which our share is $28,172 and $7,180, respectively. The venture also recognized a gain on the sale of additional properties in which we had no ownership interest. In connection with the sale, the venture repaid the outstanding mortgage obligation on this property of $19,680 and incurred a charge on the early extinguishment of debt of $1,788, of which our share is $9,838 and $894, respectively.
Special Distributions —In connection with our disposition activity, our board of directors approved a special distribution of $0.45 per share that was paid in July 2006, totaling $30,836, to shareholders of record as of June 30, 2006 and approved a second special distribution of $0.04 per share that was paid in January 2007, totaling $2,773, to shareholders of record as of November 30, 2006.
CPA®:14 2006 10-K — 4

Financing Activity — In March 2006, we prepaid a variable rate mortgage obligation of $8,677 that was scheduled to mature in 2025 but was effectively fixed through an interest rate swap agreement that was scheduled to expire in 2007. In June 2006, we obtained $12,000 of new limited recourse mortgage financing on this property with an annual fixed rate of 6.20% and a 10-year term.
We and the advisor, which each own 50% interests in a property in Norcross, Georgia, paid a $20,599 balloon payment when it came due in June 2006 and refinanced the mortgage obligation for $30,000, of which our share is $10,299 and $15,000, respectively. The new limited recourse mortgage financing has an annual fixed interest rate of 6.18% and a 10-year term. We account for this investment under the equity method of accounting.
Directors — The following changes in our board of directors occurred during 2006:
•	In April 2006, James D. Price resigned from the board of directors. Mr. Price remained an independent director of the board of directors of CPA®:12. Concurrently, Gordon F. DuGan resigned from our board of directors in order to maintain a majority of independent directors on the board of directors, as provided in our bylaws.

•	In July 2006, Richard J. Pinola was appointed to the board of directors and serves as an independent director and chairman of the audit committee of the board of directors.

•	In December 2006, upon completion of the CPA®:12 merger, the independent directors of CPA®:12, Mr. Price and Elizabeth P. Munson, joined our board of directors.
SEC Investigation — WPC and Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an investigation by the SEC into payments made to third-party broker-dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could materially affect WPC and the CPA® REITs managed by WPC, including us. See Item 3 — Legal Proceedings for a discussion of this investigation.
Sarbanes-Oxley — We did not perform compliance testing in accordance with the Sarbanes-Oxley Act for 2006 as, pursuant to clarified SEC interpretations, we are no longer considered an accelerated filer. As a non-accelerated filer, we will be required to perform compliance testing in 2007.
Refer to Subsequent Events in Item 7 for developments that have occurred since December 31, 2006.
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
Our objectives are to:
•	own a diversified portfolio of triple-net leased real estate;

•	fund distributions to shareholders; and

•	increase our equity in our real estate by making regular mortgage principal payments.
We seek to achieve these objectives by investing in and holding commercial properties each triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Our business plan is principally focused on managing our existing portfolio of properties, including those properties we acquired from CPA®:12. However, we may look to take advantage of increases in real estate prices by selectively disposing of properties, by obtaining new limited recourse mortgage financing on unencumbered assets or by refinancing mortgages on existing properties if we can obtain such financing on attractive terms, and may use these funds along with existing cash resources to make future acquisitions if attractive opportunities arise.
CPA®:14 2006 10-K — 5

Our Portfolio
As of December 31, 2006, our portfolio consisted of 289 properties leased to 91 tenants and totaled approximately 29.9 million square feet (on a pro rata basis), with a 100% occupancy rate. Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic Information regarding our property diversification as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of	Annualized	% of
	Contractual	Annualized	Contractual	Annualized
	Lease	Contractual	Lease	Contractual
Region	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
United States
East	$40,523	25.23%	$4,050	10.51%
South	35,558	22.13	10,879	28.24
Midwest	34,335	21.37	8,043	20.88
West	27,494	17.11	15,545	40.37

Total U.S.	137,910	85.84	38,517	100.00

International
Europe	22,734	14.16	—	—

Total	$160,644	100.00%	$38,517	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.
Property Diversification
Information regarding our property diversification as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of	Annualized	% of
	Contractual	Annualized	Contractual	Annualized
	Lease	Contractual	Lease	Contractual
Property Type	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Industrial	$53,542	33.33%	$10,491	27.24%
Warehouse/distribution	44,706	27.83	7,953	20.65
Office	34,370	21.40	6,107	15.86
Retail	14,795	9.21	2,795	7.26
Other properties	13,231	8.23	11,171	28.99

Total	$160,644	100.00%	$38,517	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.
CPA®:14 2006 10-K — 6

Tenant Diversification
Information regarding our tenant diversification as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of	Annualized	% of
	Contractual	Annualized	Contractual	Annualized
	Lease	Contractual	Lease	Contractual
Tenant Industry (3)	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Retail Stores	$36,223	22.55%	$3,144	8.16%
Electronics	22,235	13.84	9,999	25.96
Chemicals, Plastics, Rubber, and Glass	14,475	9.01	—	—
Automobile	12,911	8.04	—	—
Construction and Building	11,944	7.44	6,305	16.37
Transportation — Cargo	11,561	7.20	—	—
Consumer and Non-Durable Goods	9,079	5.65	—	—
Leisure, Amusement, Entertainment	8,278	5.15	7,815	20.29
Beverages, Food, and Tobacco	6,788	4.23	1,478	3.84
Business and Commercial Services	6,768	4.21	—	—
Healthcare, Education and Childcare	6,195	3.86	1,671	4.34
Machinery	3,934	2.45	—	—
Hotels and Gaming	2,339	1.46	—	—
Media: Printing and Publishing	2,078	1.29	1,597	4.15
Aerospace and Defense	1,743	1.09	—	—
Self-Storage / Trucking	—	—	2,141	5.56
Telecommunications	—	—	2,302	5.98
Other (4)	4,093	2.53	2,065	5.35

Total	$160,644	100.00	$38,517	100.00

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.

(3)	Based on the Moody’s classification system and information provided by the tenant.

(4)	Includes revenue from tenants in the consumer goods, paper, mining, banking, grocery and personal transportation industries.
CPA®:14 2006 10-K — 7

Lease Expirations
As of December 31, 2006, lease expirations on our investments, including our pro rata share of equity investments in real estate are as follows:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of	Annualized	% of
	Contractual	Annualized	Contractual	Annualized
	Lease	Contractual	Lease	Contractual
Year of Lease Expiration	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
2007	$54	0.03%	$—	—%
2008	302	0.19	—	—
2009	1,603	1.00	1,671	4.34
2010	2,152	1.34	—	—
2011	17,745	11.05	—	—
2012	103	0.06	—	—
2013	—	—	—	—
2014	2,447	1.52	1,153	2.99
2015	5,823	3.62	2,302	5.98
2016	13,461	8.38	1,478	3.84
2017-2021	101,646	63.27	13,479	34.99
2022-2026	14,066	8.76	18,434	47.86
2027 and thereafter	1,242	0.78	—	—

Total	$160,644	100.00%	$38,517	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.
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
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our initial public offering. On this basis, we currently expect that we may begin considering liquidity alternatives in 2008. We may provide liquidity for our shareholders through a liquidity transaction which could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion of our shares in an automated quotation system, a merger (which may include a merger with one or more of our affiliated CPA® REITs and/or with the advisor) or another transaction approved by our board of directors. During the period that we are considering liquidity alternatives, we may choose to limit the making of new investments, unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life, it is in our shareholders’ best interests for us to make new investments. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders which may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, including our merger with CPA®:12, the liquidating entity merged with another, later-formed CPA® REIT. In each of these
CPA®:14 2006 10-K — 8

transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares either for shares of the merged entity or for cash a short-term note.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. As of December 31, 2006, substantially all of our mortgages are limited recourse and provide for monthly or quarterly installments, which include scheduled payments of principal. As of December 31, 2006, 81% of our limited recourse mortgage financing bears interest at fixed rates. The majority of our variable rate debt consists of limited recourse mortgage obligations that currently bear interest at fixed rates but may be reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
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
In connection with the merger, we entered into a $150,000 credit facility with Wells Fargo Bank. The credit facility provides for an initial loan term of three years and an annual interest rate of LIBOR plus 135 to 160 basis points, and will be guaranteed by all of our current and future subsidiaries that own unencumbered assets. In connection with the merger, we paid a fee to the lender of $1,033 and drew down $25,000 from our credit facility (see Item 1 — Significant Developments During 2006).
Investment Strategies
We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition.
Most of our property acquisitions, including the properties acquired in the merger, are through long-term net leased assets, many of which are through long-term sale-leaseback transactions in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock.
Our sale-leasebacks may be in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee). Through the advisor, we actively seek such opportunities.
In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the credit worthiness of the tenant or borrower and the underlying real estate fundamentals to determine whether a potential acquisition satisfies our acquisition criteria. The advisor may consider the following aspects of each transaction:
Tenant/Borrower Evaluation. — The advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history; and capital structure, as well as other factors that may be relevant to a particular investment. In evaluating a possible investment, the creditworthiness of a tenant or borrower often is a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy is determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations. — The advisor focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission critical lease or property in a bankruptcy proceeding.
CPA®:14 2006 10-K — 9

Diversification. — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms. — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation. — The advisor reviews the physical condition of the property, and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor also generally conducts, or requires the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property purchased by us will be appraised by a third party appraiser that is independent of the advisor, prior to acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
Transaction Provisions that Enhance and Protect Value. — The advisor attempts to include provisions in its leases that require our consent to specified activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guarantee of obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
Other Equity Enhancements. — The advisor may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help us to achieve our goal of increasing investor returns.
Investment Decisions —The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee subject to limited exceptions, the advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REIT and the advisor) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.
CPA®:14 2006 10-K — 10

The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance. Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

•	Frank Hoenemeyer — Former chairman and chief investment officer, Prudential Insurance Company of America.

•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

•	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH and vice chairman of the supervisory board of Allgemeine HypothekenBank Rheinboden AG. Chairman of the board of management of this bank from December 2005 to October 2006. Previously served as chairman of the board of management of Eurohypo AG and was a member of the board of managing directors of Rheinhyp Rheinische Hypothekenbank AG.
Segments
We operate in one industry segment, real estate operations with domestic and foreign investments. For the year ended December 31, 2006, Carrefour France, SAS represented 11.5% of our total lease revenue.
Competition
We face competition for the acquisition of commercial properties in general, and such properties net leased to major corporations in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, private funds such as hedge funds, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. We believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties.
Environmental Matters
Our properties generally are currently or historically used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
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
While we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address these known or potential issues, we cannot eliminate our statutory liability or the potential for claims against us by governmental authorities or other third parties. The contractual protection may not cover all potential damages or liabilities, and the indemnifying party may fail to meet its contractual obligations. In addition, the existence of any environmental conditions, liabilities or compliance concerns at or near our properties could adversely affect our ability to rent or sell property or to borrow using the property as collateral and could also adversely affect the tenant’s ability to make rental payments.
As a result of all of the foregoing, we have incurred in the past and will incur in the future costs and liabilities to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.
Transactions with Affiliates
We may acquire assets from our affiliates, including the CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions may take the form of direct purchases of
CPA®:14 2006 10-K — 11

assets, mergers or another type of transaction. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their public offerings. As described above, in December 2006 we acquired CPA®:12 by merger.
Types of Investments
Substantially all of our investments to date have been and will continue to be income-producing properties, which are, upon acquisition, improved or being developed or which will be developed within a reasonable period of time after their acquisition. These investments have primarily been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. Investments will not be restricted as to geographical areas.
Ventures With Affiliates and Others — We have and may continue to enter into joint ventures or general partnerships and other participations with real estate developers, owners and others, including other CPA® REITs, for the purpose of obtaining equity interests in a property or properties in accordance with our investment policies. These investments permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own.
Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property which the advisor believes will appreciate in value, or which will increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held the securities for one year. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on the success of its operations.
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
Cash resources will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit, other short-term liquid investments and auction-rate securities. Auction-rate securities are purchases of long-term income instruments which provide for frequent resets of stated interest rates. A market exists to provide for redemption of auction-rate securities at the interest reset date, generally at par value; however, there is a risk that a redemption price will be below par value. We had no auction-rate securities in 2006. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” The advisor will continually review our investment activity, including attempting to monitor the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act of 1940.
Our reserves, if any, will be invested in permitted temporary investments. The advisor will evaluate the relative risks and rate of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. The rate of return of permitted temporary investments may be less than would be obtainable from real estate investments.

CPA®:14 2006 10-K — 12

(d) Financial Information About Geographic Areas
Refer to the Segment Information footnote of the accompanying consolidated financial statements for financial information pertaining to our segment and geographic operations.
(e) Available Information
All filings we make with the SEC, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa14.com as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC.
Item 1A. Risk Factors.
Our future results may be affected by risks and uncertainties including the following:
We are subject to the risks of real estate ownership, which could reduce the value of our properties.
We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:
•	adverse changes in general or local economic conditions,

•	changes in the supply of or demand for similar or competing properties,

•	changes in interest rates and operating expenses,

•	competition for tenants,

•	changes in market rental rates,

•	inability to lease properties upon termination of existing leases,

•	renewal of leases at lower rental rates,

•	inability to collect rents from tenants due to financial hardship, including bankruptcy,

•	changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

•	uninsured property liability, property damage or casualty losses,

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

•	acts of God and other factors beyond the control of our management.
WPC and Carey Financial are the subjects of an ongoing SEC investigation, the effects of which could be materially adverse to them and, possibly, us.
WPC has disclosed in its publicly available reports filed with the SEC, that the Division of Enforcement of the SEC has commenced an investigation into certain activities of WPC and Carey Financial involving other REITs managed by WPC. WPC has announced that it and Carey Financial are cooperating fully with the SEC’s investigation and that they have provided information to the Division of Enforcement in response to subpoenas and document requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, WPC has publicly reported that it expects the SEC to pursue an action against WPC or Carey Financial or both in the future which could have a material adverse effect on WPC or Carey Financial or both. If an action is brought, it could have a material adverse effect on WPC and its affiliates and Carey Financial. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services.
We may have difficulty selling or re-leasing our properties.
Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another

CPA®:14 2006 10-K — 13

tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to shareholders. See Our Portfolio section above for scheduled lease expirations.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the advisor in the selection of tenants, the determination of any financing arrangements, and the management of our assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of the advisor and the oversight of our board of directors. We cannot guaranty that the advisor will be able to successfully achieve liquidity for us to the extent it has done so for prior programs.
The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our real estate investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Activities in which a conflict could arise between the advisor and us include:
•	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•	agreements between us and the advisor, including agreements regarding compensation, have not been negotiated on an arm’s length basis as would occur if the agreements were with unaffiliated third parties;

•	sale of single properties or portfolios of our properties to our affiliates, including WPC or the CPA® REITs may take the form of a direct purchase of our assets by an affiliate, a merger with an affiliate or another type of transaction, which may result in the payment of significant transactional fees to the advisor as well as management fees;

•	purchases and loans from affiliates, subject to our investment procedures, objectives and policies, will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels; and

•	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold the property.
We have limited independence from the advisor.
All of our management functions are performed by officers of the advisor pursuant to our advisory agreement with the advisor. Each member of our board of directors, including our chairman, is a director of the advisor or one or more of its affiliates. Our independent directors are initially selected through a process which includes significant input from the advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from the advisor. This limited independence, combined with the advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our shareholders.
There is not, and may never be a public market for our shares, so it will be difficult for shareholders to sell shares quickly.
There is no current public market for our shares. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. Therefore, it will be difficult for you to sell your shares promptly or at all. The price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
We may recognize substantial impairment charges on our properties.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced an other-than-temporary decline in its carrying value (or, for direct financing leases, that the unguaranteed residential value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. If we incur impairment charges in the future, they will reduce our net income, although they will not necessarily affect our cash flow from operations.
Our net asset value is based on information that the advisor provides to a third party.
The asset management and performance compensation paid to the advisor are based on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor.

CPA®:14 2006 10-K — 14

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
We have and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
•	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.

•	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.

•	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
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
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payments to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payments and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the

CPA®:14 2006 10-K — 15

property for the rent previously received or sell the property without incurring a loss. In 2006, one tenant, Carrefour France, SAS represented 11.5% of our total lease revenue.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
•	the loss of lease or interest payments;

•	an increase in the costs incurred to carry the property;

•	a reduction in the value of our shares; and

•	a decrease in distributions to shareholders.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have six tenants in automotive related industries, of which two are currently operating under bankruptcy protection. The tenants who have filed for bankruptcy protection, Collins & Aikman Corporation and Tower Automotive, Inc., have not indicated whether they will affirm their leases. In 2006, these six tenants accounted for annual lease revenues of approximately $14,730 and income from equity investments in real estate of $822 and have an aggregate carrying value of $120,308 as of December 31, 2006. (We acquired the remaining interest in the equity investment in real estate in the merger.) Of these totals, the two tenants that are operating under bankruptcy protection accounted for approximately $7,812 of lease revenues during 2006 and $58,616 of carrying value as of December 31, 2006. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations. In December 2006, Meridian Automotive Systems, Inc. emerged from bankruptcy. Meridian accounted for lease revenue of $1,254 in 2006 and had a carrying value of $9,159 at December 31, 2006.
Other CPA® REITs managed by the advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
A significant number of our leases include provisions under which the tenant has a right to purchase the property it leases. The purchase price may be a fixed price or it may be based on a formula or it may be based on market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
We may suffer uninsured losses.
There are certain types of losses (such as due to wars or some natural disasters) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition.
A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard No. 13, “Accounting for Leases”, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on the tenant’s balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes to the tenant’s financial statements. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing which, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our Company’s accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is

CPA®:14 2006 10-K — 16

conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.
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
A majority of our financing also requires us to make a lump-sum or “balloon” payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Scheduled balloon payments for the next five years are as follows:

2007	$—
2008	17,649
2009	64,089	(1) (2)
2010	71,253	(2)
2011	273,479	(2)

(1)	Does not include amounts that will be due upon maturity of our credit facility as these amounts are prepayable at any time. As of December 31, 2006 we had drawn $25,000 from this credit facility.

(2)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $52,240 in 2009, $4,199 in 2010 and $9,810 in 2011.
Our investments in properties outside of the United States subject us to foreign currency risks which may adversely affect distributions.
We are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposures are to the Euro and the British pound sterling. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. Although we have not done so to date, we anticipate that in the future we may engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. If we were to engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any unhedged foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our qualification as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our qualification as a REIT.
International investments involve additional risks.We have invested in and may continue to invest in properties located outside the United States. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States, including:
•	political and economic instability in some geographical locations;

•	lack of uniform accounting standards, including availability of information in accordance with accounting principles generally accepted in the United States of America;

•	enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove profits earned from activities within the country to the united states;

•	currency transfer restrictions;

CPA®:14 2006 10-K — 17

•	expropriation;

•	the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws; and

•	potential imposition of adverse or confiscatory taxes.
Each of these risks might adversely affect our performance and impair our ability to make distributions to our shareholders required to maintain our REIT qualification. In addition, the lack of available information in accordance with accounting principles generally accepted in the United States of America could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.These risks may be greater in emerging markets and less developed countries.
Our participation in joint ventures creates additional risk.
We participate in joint ventures and invest in properties jointly with other entities. To date, the majority of our joint venture partners have been affiliated CPA® REITs; however, we currently have and may in the future have unaffiliated joint venture partners. There are additional risks involved in joint venture transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of our partner and us. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that the advisor may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
We do not fully control the management for our properties.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. Because our revenues are largely derived from rents, our financial condition is dependent on the ability of our tenants to operate the properties successfully. If tenants are unable to operate the properties successfully, the tenants may not be able to pay their rent, which could adversely affect our financial condition.
Our distributions may exceed our earnings.
The amount of any distributions we may make is uncertain. We have made, and may in the future make distributions in excess of our earnings and profits and, accordingly, such distributions could constitute a return of capital for U.S. federal income tax purposes. We have made, and may in the future make distributions in excess of our income as calculated in accordance with accounting principles generally accepted in the United States of America. We may incur indebtedness if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes.
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
Possible legislative or other actions affecting REITs could adversely affect our RIET qualification and our shareholders.
The Internal Revenue Service, or IRS, may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs. In addition, the rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which may have retroactive application) could adversely affect our shareholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our shareholders or us will be changed.

CPA®:14 2006 10-K — 18

The ability of our board of directors to change our investment policies or revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our bylaws, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent.
Additionally, our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may have adverse consequences on the total return to our shareholders.
Maryland law could restrict change in control.
Provisions of Maryland law applicable to us prohibit business combinations with:
•	any person who beneficially owns 10% or more of the voting power of outstanding shares, referred to as an interested shareholder;

•	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested shareholder; or

•	an affiliate of an interested shareholder.
These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder or by an affiliate or associate of the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control was in our shareholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder. In addition, a person is not an interested shareholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested shareholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance at or after the time of approval, with any terms and conditions determined by the board.
Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to assist us in meeting the REIT qualification rules. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest.
Shareholders’ equity may be diluted
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore if we issue additional shares of common stock, including issuing additional shares through our distribution reinvestment plan or issuing shares to the advisor for payment of fees in lieu of cash, then existing shareholders will experience dilution of their percentage ownership in us.
In addition, our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any of our stock. Thus, our board of directors could authorize the issuance of stock with terms and conditions that could subordinate your rights or have the effect of delaying, deferring or preventing a change in control (including a merger, tender offer or sale of our assets) that might provide a premium price for our shareholders.
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
We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

CPA®:14 2006 10-K — 19

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
The returns on our investments in net leased properties may not be as great as returns on equity investments in real properties during strong real estate markets.
As an investor in single tenant, long-term net leased properties, the returns on our investments are based primarily on the terms of the lease. Payments to us under our leases do not rise and fall based upon the market value of the underlying properties. In addition, we generally lease each property to one tenant on a long-term basis, which means that we cannot seek to improve current returns at a particular property through an active, multi-tenant leasing strategy. While we will sell assets from time to time and may recognize gains or losses on the sales based on then-current market values, we generally intend to hold our properties on a long-term basis. We view our leases as fixed income investments through which we seek to achieve attractive risk adjusted returns that will support a steady dividend. The value of our assets will likely not appreciate to the same extent as equity investments in real estate during periods when real estate markets are very strong. Conversely, in weak markets, the existence of a long-term lease may positively affect the value of the property, although it is nonetheless possible that, as a result of property declines generally, we may recognize impairment charges on some properties.
There are special considerations for pension or profit-sharing trusts, Keoghs or IRAs.
If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in our shares, you should consider:
•	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

•	whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

•	your need to value the assets of the benefit plan annually.
We believe that, under current ERISA law and regulations, our assets should not be treated as “plan assets” of a benefit plan subject to ERISA and/or Section 4975 of the Internal Revenue Code that purchases shares, and based on our articles of incorporation and on our related representations. Our view is not binding on the Internal Revenue Service or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with the advisor and its affiliates could be considered “prohibited transactions” which could cause us, the advisor and its affiliates to be subject to liabilities and excise taxes. In addition, Carey Asset Management Corp., a wholly-owned subsidiary of WPC, could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we, Carey Financial, any selected dealer, the escrow agent or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, shares should not be purchased.
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
Refer to the Our Portfolio section of Item 1 for a discussion of the properties we hold and Schedule III — Real Estate and Accumulated Depreciation of Item 8 for a detail listing of such properties.

CPA®:14 2006 10-K — 20

Item 3. Legal Proceedings.
As of December 31, 2006, we were not involved in any material litigation.
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
In response to the Enforcement Staff’s subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), CPA®:12, and CPA®:15 as well as us), in addition to selling commissions and selected dealer fees.
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
WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries or proceedings will have a material effect on WPC or Carey Financial incremental to that caused by any SEC action.

CPA®:14 2006 10-K — 21

Item 4. Submission of Matters to a Vote of Security Holders.
A special shareholders’ meeting was held on November 30, 2006, at which time a vote was taken to approve the merger with CPA®:12, as described in the Form S-4 filed by us on October 25, 2006.

Shares voting for:	37,649,128	94.29%
Shares voting against:	1,376,417	3.45%
Shares abstaining:	905,223	2.27%

Total shares voting:	39,930,768	100.00%

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our shares. As of March 16, 2007, there were 30,337 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	2006	2005
First quarter	$0.1924	$0.1904
Second quarter	0.1929	0.1909
Third quarter	0.1929	0.1914
Fourth quarter	0.1929	0.1919

	$0.7711	$0.7646

A quarterly distribution of $0.002097 per day was declared for each day of the period from and including October 1, 2006 through December 31, 2006 on which a shareholder was a shareholder of record and was paid in January 2007. Amounts in the table above exclude a special distribution of $0.45 that was paid in July 2006 to shareholders of record as of June 30, 2006 and a special distribution of $0.04 that was paid in January 2007 to shareholders of record as of November 30, 2006. These special distributions were approved by our board of directors in connection with the dispositions of certain investments in real estate during 2006.
Unregistered Sales of Equity Securities
For the three months ended December 31, 2006, 175,208 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at per share amounts of $11.85. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar value)
			shares purchased as	of shares that may yet be
	Total number of	Average price	part of publicly announced	purchased under the
2006 Period	shares purchased (1)	paid per share	plans or programs(1)	plans or programs (1)
October	—	$—	N/A	N/A
November	—	$—	N/A	N/A
December	188,313	$10.83	N/A	N/A

Total	188,313

(1)	All shares were purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors

CPA®:14 2006 10-K — 22

at the discretion of our Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8.
(In thousands, except per share amounts)

	For the year ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Revenues from continuing operations	$135,192	$131,910	$127,771	$123,924	$107,153
Income from continuing operations	58,080	46,325	37,951	33,002	29,729
Earnings from continuing operations per share	0.83	0.68	0.56	0.50	0.45
Net income	69,618	47,249	38,940	33,820	30,266
Earnings per share	0.99	0.69	0.58	0.51	0.45
Cash distributions paid	83,633	51,905	50,973	50,173	48,581
Cash distributions declared per share	0.7711	0.7646	0.7592	0.7552	0.7493
Payment of mortgage principal (1)	12,580	12,433	11,046	9,234	6,543

Balance Sheet Data:
Total assets	$1,675,323	$1,295,036	$1,346,355	$1,345,747	$1,319,897
Long-term obligations (2)	826,459	679,522	723,383	724,705	689,910

(1)	Represents scheduled mortgage principal paid.

(2)	Represents mortgage obligations and deferred acquisition fee installments.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per share amounts)
Executive Overview
Business Overview
As described in more detail in Item 1 of this annual report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple-net lease basis. We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Significant business developments that occurred during 2006 are detailed in Item 1 — Significant Developments During 2006.
Current trends include:
Our current business plan is principally focused on managing our existing portfolio of properties, including those properties we acquired from CPA®:12 in December 2006, and we do not currently expect to make new significant investments in the future. However, we may make future acquisitions if attractive opportunities arise. Competition for triple-net leased real estate remains strong as capital continues to flow into real estate, in general, and net leased real estate, in particular. We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple-net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but currently believe that several factors may provide us with investment opportunities in 2007, both domestically and internationally. These factors include increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market.

CPA®:14 2006 10-K — 23

Real estate valuations have risen significantly in recent years. To the extent that disposing of properties fits with our strategic plans, we may look to take advantage of increases in real estate prices by selectively disposing of properties. We may also seek to capitalize on the increased value of our real estate by obtaining new limited recourse mortgage financing on unencumbered assets or by refinancing mortgages on existing properties if we can obtain such financing on attractive terms. Our ability to do so will be affected by the interest rate environment. Increases in long-term interest rates would likely cause the value of our real estate assets to decrease and would compromise the amount and terms of financing we can obtain. We will attempt to mitigate the effect of potential increases in long-term interest rates by seeking mortgage financing with fixed annual interest rates. We constantly evaluate our debt exposure and to the extent we are able to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short-term interest rate fluctuation.
Increases in interest rates may also have an impact on the credit profile of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have six tenants in automotive related industries, of which two are currently operating under bankruptcy protection. The tenants who have filed for bankruptcy protection, Collins & Aikman Corporation and Tower Automotive, Inc., have not indicated whether they will affirm their leases. In 2006, these six tenants accounted for annual lease revenues of approximately $14,730 and income from equity investments in real estate of $822 and have an aggregate carrying value of $120,308 as of December 31, 2006. (We acquired the remaining interest in the equity investment in real estate in the merger.) Of these totals, the two tenants that are operating under bankruptcy protection account for approximately $7,812 of lease revenues during 2006 and $58,616 of carrying value at December 31, 2006. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations. In December 2006, Meridian Automotive Systems emerged from bankruptcy. Meridian accounted for lease revenue of $1,254 in 2006 and had a carrying value of $9,159 at December 31, 2006.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in the Euro and the British pound sterling, which account for approximately 13% and 1% of annualized contractual lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2006, the average rate for the U.S. dollar in relation to both the Euro and the British pound sterling was moderately weaker than 2005, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current year as compared to 2005.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increase our equity in our real estate. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities (as described in Financial Condition, below) to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily from long-term lease contracts. Such leases are generally triple-net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in assessing our ability to fund operating expenses, service our debt and fund distributions to stockholders.
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to stockholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment and not returns on investment.

CPA®:14 2006 10-K — 24

Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Cash flows from financing activities primarily consist of the payment of distributions to stockholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and the payment of mortgage principal amortization. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, and evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Rental income	$116,963	$113,391	$110,774
Interest income from direct financing leases	14,353	14,112	13,430

	$131,316	$127,503	$124,204

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	2006	2005	2004
Carrefour France, SAS (a) (b)	$15,161	$14,460	$13,696
Petsmart, Inc. (c)	8,395	8,303	8,303
Federal Express Corporation (c)	6,816	6,742	6,669
Nortel Networks Limited	6,014	6,001	6,001
Atrium Companies, Inc.	4,922	4,787	4,574
Caremark Rx, Inc.	4,300	4,300	4,300
Tower Automotive, Inc. (d)	4,218	4,099	3,895
Katun Corporation (b)	4,000	3,815	3,815
Metaldyne Company LLC (d)	3,673	3,553	3,307
McLane Company Food Service Inc.	3,662	3,601	3,560
Collins & Aikman Corporation (d)	3,594	3,473	3,373
Perkin Elmer, Inc. (b)	3,430	3,370	3,394
APW North America Inc.	3,084	3,027	2,954
Amerix Corp.	2,928	2,569	2,497
Dick’s Sporting Goods, Inc. (e) (f)	2,706	3,697	3,811
Builders FirstSource, Inc.	2,598	2,521	2,497
Gibson Guitar Corp.	2,460	2,566	2,529
Gerber Scientific, Inc.	2,445	2,361	2,276
Waddington North America, Inc.	2,331	2,321	2,280
Buffets, Inc.	2,290	2,280	2,272
Institutional Jobbers Company	2,271	2,271	2,271
Nexpak Corporation (b)	2,182	2,176	2,121
Best Buy Co.	2,152	2,131	2,004
Career Education Corp.	2,079	2,018	1,967
Other (b) (c) (d) (e)	33,605	31,061	29,838

	$131,316	$127,503	$124,204

(a)	An expansion at this property was completed in July 2005.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $6,654, $8,040 and $7,975 for the years ended December 31, 2006, 2005 and 2004, respectively.

CPA®:14 2006 10-K — 25

(d)	Tenant operates in the automotive industry. Tower Automotive and Collins & Aikman both filed for Chapter 11 bankruptcy protection in 2005. Included in “Other” are lease revenues from American Tire Distributors, Inc. of $1,807, $1,715 and $1,693 for the years ended December 31, 2006, 2005 and 2004, respectively and lease revenues from Meridian Automotive Systems, Inc. of $1,254, $1,216 and $1,180 for the years ended December 31, 2006, 2005 and 2004, respectively.

(e)	Includes lease revenues from properties acquired in the merger.

(f)	Investment reclassified to an equity investment in November 2005 as a result of a transaction with CPA®:16 — Global, an affiliate.
We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 11.54% to 66.67%. Our share of net lease revenues in the following lease obligations is as follows:

	2006	2005	2004
True Value Company	$5,246	$5,065	$5,065
Starmark Camhood, L.L.C. (a)	4,699	6,668	6,651
Advanced Micro Devices, Inc. (c)	3,774	3,484	3,259
Mercury Partners and U-Haul Moving Partners (b)	3,294	3,294	2,215
CheckFree Holdings, Inc.	2,302	2,247	2,180
Special Devices, Inc. (d)	1,976	2,088	2,039
Life Time Fitness, Inc. (a)	1,725	—	—
Compucom Systems, Inc. (c)	1,642	1,489	1,408
Textron, Inc. (d)	1,238	1,333	1,240
Dick’s Sporting Goods, Inc. (e)	606	113	—
Other (f)	625	—	—

	$27,127	$25,781	$24,057

(a)	In 2006, the advisor approved a restructuring plan with Starmark. Amounts for Starmark exclude the operations of four properties that were transferred to a third party and reclassified as discontinued operations. Six properties were re-leased to Life Time Fitness, Inc. in June 2006. See Item 1 — Significant Developments During 2006.

(b)	Interest in this equity investment in real estate was acquired in April 2004.

(c)	Additional interest in this equity investment in real estate acquired in the merger.

(d)	Property is consolidated effective December 1, 2006 following acquisition of the remaining interest in the property in the merger.

(e)	Investment reclassified to an equity investment in real estate in November 2005 as a result of a transaction with CPA®:16 — Global, an affiliate.

(f)	Consists of our share of net lease revenues from equity investments in real estate acquired in the merger.
Results of Operations
On December 1, 2006, we acquired $540,500 in real estate and equity investments in real estate in connection with the merger. In the merger, we acquired the remaining interests in two investments which had previously been classified as equity investments in real estate and now consolidate them on our financial statements. The results of operations for the year ended December 31, 2006 reflect the results of the properties acquired in the merger and the consolidation of these two investments for the period from December 1, 2006 through December 31, 2006 and are not necessarily indicative of future operating results.
Lease Revenues
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $3,813. Rent increases at several properties and a new lease at an existing property contributed additional lease revenues of $3,225. Lease revenues increased by $2,331 as a result of the merger, including $526 of lease revenues generated by two investments that we now consolidate following the merger. Lease revenues also benefited as a result of the moderately positive impact of fluctuations in average foreign currency exchange rates as compared to 2005. These increases were partially offset by reductions of $1,237 from the reclassification of a property leased to Dick’s Sporting Goods to an equity investment in real estate and $493 from a lease restructuring. We reclassified the Dick’s Sporting Goods property as an equity investment in real estate in December 2005 in connection with an expansion transaction wherein CPA®:16 — Global, an affiliate, acquired a 55.1% interest in the property.

CPA®:14 2006 10-K — 26

During 2006, our tenant Meridian Automotive Systems, which contributed $1,254 in lease revenues during 2006, affirmed its lease with us and emerged from bankruptcy protection. Two additional tenants in automotive related industries, Tower Automotive and Collins and Aikman, which contributed a total of $7,812 in lease revenues during 2006, continue to operate under bankruptcy protection. We cannot predict whether either company will affirm or terminate its lease in connection with its bankruptcy reorganization.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, lease revenues increased by $3,299 primarily as a result of $2,925 from rent increases at several properties. Rent from new leases and renewals at existing properties also contributed to the increase.
Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and sales of property.
Depreciation and Amortization
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, depreciation and amortization expense increased by $4,729, primarily due to a $3,730 depreciation charge incurred in the second quarter of 2006 related to the acceleration of depreciation upon the demolition of a Pennsylvania property in connection with its redevelopment. Depreciation and amortization expense also increased by $984 as a result of the merger, including $234 from two investments that we now consolidate following the merger.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, depreciation and amortization expense remained relatively unchanged with an increase of $102.
Property Expense
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, property expense decreased by $1,566 primarily due to a decrease in property related expenses totaling $767, reductions in asset management and performance fees of $624, and to a lesser extent, reductions in reimbursable tenant costs. The decrease in property related expenses resulted primarily from leasing activity during 2006 at several properties which were partially vacant in 2005.
Asset management and performance fees declined as a result of an overall reduction in our 2005 portfolio valuation, primarily due to our automotive industry tenants who filed voluntary petitions of bankruptcy in 2005. The amount of asset management and performance fees payable to the advisor is based on the annual third party valuation of our portfolio. We expect that the 2006 valuation, and the amount of asset management and performance fees payable to the advisor, will increase as a result of the acquisition of properties in the merger and the emergence of one of the automotive tenants from bankruptcy during 2006.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, property expense increased by $2,190 primarily due to an increase in asset management and performance fees of $1,030, an increase in reimbursable tenant costs of $948, professional fees and other costs totaling $185 related to two underperforming properties and a $188 repair expenditure at a property in California. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
The increase in the asset management and performance fees paid to the advisor are a result of increases in property values pursuant to the annual third party valuation of our portfolio as of December 31, 2004. We incurred legal and other costs in 2005 related to properties leased to Collins & Aikman and Tower Automotive as both tenants filed for bankruptcy protection in 2005.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenues and gains less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, income from equity investments in real estate increased by $11,612, primarily due to the net positive impact of two property sales, which was partially offset by the impact of the Starmark transaction. Income from equity investments in real estate benefited from the recognition of our pro rata share of gains on the sale of properties in New York and California totaling $23,620 and lease termination income related to the Starmark transaction of $4,561. New equity investments in real estate acquired in the merger also contributed $955 of the increase. These increases were partially offset by the impact of recognition of our pro rata share of the impairment charges related to the Starmark properties of $10,241, by prepayment costs and defeasance penalties totaling $6,216 incurred in connection with the repayment/defeasance of the mortgages on the Starmark properties and the New York and California property sales and a reduction of $1,387 as a result of the Starmark transaction and property sales.

CPA®:14 2006 10-K — 27

2005 vs. 2004 — For the years ended December 31, 2005 and 2004, income from equity investments in real estate increased by $1,494 primarily due to $743 from rent increases at several properties, $456 from the full-year effect of an acquisition in April 2004 of an 11.54% interest in a limited partnership which purchased 78 self-storage and truck leasing facilities leased under the U-Haul brand name and $92 from the reclassification of our investment in Dick’s Sporting Goods.
Gain (Loss) on Derivative Instruments and Other Gains, Net
From time to time, we may obtain equity enhancements in connection with transactions which may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. We recognize unrealized gains or losses on these common stock warrants and, if the warrants become exercisable and the value of the stock exceeds the exercise price of the warrant, we may exercise the warrants to obtain additional returns for our investors. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, gain on derivative instruments and other gains, net decreased by $3,196 primarily as a result of a decrease in realized and unrealized gains on common stock warrants. During 2006, we recognized an unrealized gain on common stock warrants in Compucom Systems, Inc. of $2,076 due to Compucom’s improved financial results, as compared with unrealized gains of $2,548 and realized gains of $2,192 on common stock warrants in PW Eagle, Inc. and American Tire Distributors, Inc., respectively, recognized in 2005 (see below).
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, gain on derivative instruments and other gains, net increased by $6,259 primarily as a result of realized and unrealized gains on common stock warrants and a change in the value of an interest rate swap. In April 2005, we recognized a realized gain of $2,192 on common stock warrants as a result of the completion of a redemption transaction by American Tire Distributors. We recognized an unrealized gain of $2,548 in 2005 on common stock warrants in PW Eagle as the result of increases in PW Eagle’s stock price. In December 2005 we exercised our option to convert the PW Eagle warrants into common stock. During 2005, we recognized an unrealized gain of $426 on an interest rate swap contract that does not qualify as a hedge for financial accounting purposes, as compared with a $655 unrealized loss in 2004.
Gain (Loss) on Foreign Currency Transactions, Net
We have foreign operations in Europe and the United Kingdom which are subject to the effects of exchange rate movements of the Euro and the British pound sterling. For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognize realized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and recognize unrealized foreign currency translation gains (losses) due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
2006 vs. 2005 — For the year ended December 31, 2006 and 2005, we recognized a gain on foreign currency transactions, net, of $930 as compared with a loss of $446 in 2005. This change is primarily due to increases in unrealized gains on foreign currency as the result of the moderate weakening of the U.S. dollar since December 31, 2005, as compared with its strengthening during the comparable 2005 period.
2005 vs. 2004 — For the year ended December 31, 2005, we recognized a net loss on foreign currency transactions of $446 as compared with a gain of $1,438 for the year ended December 31, 2004. The loss was primarily due to the strengthening of the U.S. dollar during 2005 and was partially offset by realized gains on the transfer of cash from foreign subsidiaries.
Interest Expense
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, interest expense decreased by $1,162. The payoff of mortgage balances during 2005 and 2006 resulted in a decrease of $1,208, including a $784 prepayment penalty incurred in 2005 (see below), while scheduled mortgage principal payments resulted in a decrease of $1,013. These decreases were partially offset by additional interest expense totaling $883 on properties acquired in the merger.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, interest expense decreased by $234 primarily from paying scheduled principal payments, prepayment of mortgage principal obligations and defeasance of the Dick’s Sporting Goods mortgage. These decreases were partially offset by a charge on extinguishment of debt of $784 in the fourth quarter of 2005 in connection with the defeasance of the mortgage on the Dick’s Sporting Goods property.
Income from Discontinued Operations
2006 — For 2006, we recognized income from discontinued operations of $11,538, primarily due to the recognition of a net gain of $13,182 on the sale of a properties in Minnesota and Indiana, partially offset by prepayment penalties incurred totaling $1,586 in connection with the prepayment of the mortgage financing on the Minnesota property.

CPA®:14 2006 10-K — 28

2005 — For 2005, we recognized income from discontinued operations of $924 related to the results of operations of properties in Indiana, California and Minnesota, including a gain of $196 on the sale of the California property.
2004 — For 2004, we recognized income from discontinued operations of $989 related to the results of operations of properties in Indiana, California and Minnesota.
Net Income
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, net income increased by $22,369, primarily due to the recognition of gains on the sale of real estate totaling $36,802, including our pro rata share of two investments accounted for under the equity method, and our pro rata share of lease termination income of $4,561 related to the Starmark transaction. These increases were partially offset by the recognition of our pro rata share of an impairment charge on the Starmark properties of $10,241 and our pro rata share of prepayment penalties and defeasance costs totaling $6,216, incurred in connection with the sale of properties accounted for under the equity method. These variances are described above.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, net income increased $8,309, primarily due to increases in lease revenue and income from equity investments in real estate totaling $4,793 and a $6,259 increase in gain (loss) on derivative instruments and other gains, net. These increases were partially offset by an increase in property expense of $2,190. These variances are described above.
Financial Condition
Uses of Cash During the Year
Cash and cash equivalents totaled $18,991 as of December 31, 2006, a decrease of $18,880 from the December 31, 2005 balance. We believe that we have sufficient cash balances to meet our working capital needs. Our sources and use of cash during 2006 are described below.
Operating Activities
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. For the year ended December 31, 2006, cash flows from operating activities of $102,232 were sufficient to fund distributions to shareholders of $83,633, meet scheduled principal payment installments on mortgage debt of $12,580 and distribute $3,869 to minority partners. In 2006, cash flows from operating activities increased significantly over 2005, primarily due to an increase in our net income following the recognition of gains on the sale of two properties accounted for under the equity method (see Results of Operations above). Distributions to shareholders also increased significantly over 2005, primarily as a result of special distributions totaling $0.49 per share or $33,609 that were paid to shareholders out of proceeds received on property sales in 2006.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. Our investment activity in 2006 was primarily comprised of our merger with CPA®:12 and the disposition of several investments. In connection with the merger, we used $102,176 to redeem the interests of CPA®:12 shareholders who elected to receive cash and assumed a cash overdraft of $3,950 from CPA®:12 resulting from its payment of obligations to its shareholders. In addition to our merger related activity, we received $84,934 in capital distributions from equity investments in real estate, including $44,610 related to the sale of the New York property, $37,176 from mortgage refinancings at a property in Georgia and the former Starmark properties that were re-leased to Life Time Fitness, Inc. and $3,148 related to our pro rata share of the release of security deposits and prepaid rent from the former Starmark properties which will primarily be used to fund improvements at certain properties formerly leased by Starmark. Of these amounts, $81,788 represents distributions in excess of cumulative income from equity investments in real estate. During 2006, we received proceeds of $37,628 from the sales of properties in Minnesota and Indiana. Of these proceeds, funds of $21,741 were placed in a restricted account for use in a potential future investment on a tax-deferred basis, but were subsequently released as the contemplated investment was not consummated. In addition, we received net proceeds of $2,986 from the sale of our holdings in PW Eagle, Inc. common stock. During 2006, we also contributed $45,481 to the Starmark venture to fund our pro rata share of the payoff/defeasance of the existing limited recourse mortgage obligation and related prepayment penalties and debt defeasance costs. The annual installment of deferred acquisition fees is paid to the advisor each January and was $3,514 in 2006.
Financing Activities
In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we prepaid mortgage obligations totaling $24,167 during 2006, including $11,631 in connection with the sale of a Minnesota property, $3,859 for the defeasance of the mortgage at a Pennsylvania property and $8,677 for the payoff of the mortgage at a Virginia property, which we

CPA®:14 2006 10-K — 29

subsequently refinanced for $12,000. During 2006, we used gross borrowings under our credit facility of $28,000 primarily to repay a short-term loan from the advisor of $24,000 that we obtained in order to facilitate the merger closing. Gross repayments under the credit facility were $3,000. We also received $10,766 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan and used $9,186 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations.
We hold a participation in a mortgage pool consisting of $172,335 of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests of $24,129 in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in connection with the merger. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of December 31, 2006, there have been no defaults.
Summary of Financing
The table below summarizes our mortgage notes payable as December 31, 2006 and 2005, respectively.

	December 31,
	2006	2005
Balance:
Fixed rate	$657,819	$636,523
Variable rate (1) (2)	152,996	26,575

Total	$810,815	$663,098

Percent of total debt:
Fixed rate	81%	96%
Variable rate (2)	19%	4%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	7.65%	7.37%
Variable rate (1)	6.44%	5.28%

(1)	Includes amounts outstanding under our credit facility totaling $25,000 at December 31, 2006.

(2)	Included in variable rate debt at December 31, 2006 is (i) $43,376 in aggregate principal of our credit facility ($25,000) and variable rate mortgages ($18,376) which have not been hedged; (ii) $97,698 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term and (iii) $11,922 in mortgage obligations which are currently fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates at certain points in their term.
Cash Resources
As of December 31, 2006, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $18,991, of which $7,981, at current exchange rates, was held in foreign bank accounts to maintain local capital requirements;

•	Credit facility with unused capacity of up to $125,000; and

•	Unleveraged properties with a carrying value of $96,488, subject to meeting certain financial ratios on our credit facility.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.
Credit Facility
In connection with the merger, we entered into a $150,000 credit facility with Wells Fargo Bank in November 2006. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 0.50%, plus a spread of up to 0.125% depending on our leverage ratio. The credit facility is guaranteed by our current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require, among other things, us to maintain a minimum

CPA®:14 2006 10-K — 30

equity value and to meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of December 31, 2006. The facility also provides us with the right, on up to two occasions, to increase the amount available under the credit facility by not less than $20,000 and not more than $75,000 up to a maximum of $225,000.
We expect cash flows from operating activities to be affected by several factors in 2007 including:
•	The full year impact from properties acquired in the merger, which we estimate will generate annual lease revenue and cash flow of approximately $21,600 and $12,000, respectively, and annual equity investment income of approximately $4,700. There are no scheduled balloon payments on any of the properties acquired from CPA®:12 until 2008.

•	The advisor’s election in 2007 to continue to receive performance fees in restricted shares.

•	Scheduled rent increases on several properties during 2006 and 2007 should result in additional cash from operations.

•	The full year impact of dispositions completed in 2006 which will reduce cash flow in 2007.
Cash Requirements
During 2007, cash requirements will include scheduled mortgage principal payment installments and paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We have no balloon payments due until 2008, when a total of $17,649 in balloon payments will be due. We may also seek to use our cash resources to make new investments to further diversify our portfolio, and expect to maintain cash balances sufficient to meet working capital needs.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of December 31, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1—3 Years	3—5 Years	More than 5 years
Mortgage notes payable — Principal	$785,815	$16,707	$117,377	$376,219	$275,512
Mortgage notes payable — Interest (1)	297,648	58,260	109,416	83,308	46,664
Credit facility — Principal	25,000	—	25,000	—	—
Credit facility — Interest (1)	4,958	1,700	3,258	—	—
Deferred acquisition fees — Principal	15,644	4,369	7,106	3,631	538
Deferred acquisition fees — Interest	2,548	1,000	1,130	377	41
Subordinated disposition fees (2)	3,507	—	—	—	3,507
Property improvements (3)	11,200	5,600	5,600	—	—
Operating leases (4)	6,650	544	1,315	1,361	3,430

	$1,152,970	$88,180	$270,202	$464,896	$329,692

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of December 31, 2006.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Represents our pro rata share of landlord improvements on the Life Time properties (see Item 1 — Significant Developments During 2006). We acquired an additional 15% interest in these properties in the merger.

(4)	Operating lease obligations consist primarily of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2006.
As of December 31, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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

CPA®:14 2006 10-K — 31

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
Subsequent Events
In January 2007, we obtained limited recourse mortgage financing on existing properties totaling $26,227, including our pro rata share of mortgage financing on a property accounted for under the equity method. The financing has a weighted average interest rate and term of 5.84% and 12 years, respectively.
Effective April 2, 2007, Trevor Bond is resigning from our board of directors in connection with his appointment to the advisor’s board of directors. Marshall Blume was appointed as an independent director of our board of directors, effective April 2, 2007.
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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes as either real estate under operating leases or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value of the lease term, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market values of leases are recorded at their relative fair values and are included in other liabilities in the accompanying financial statements.
The value attributed to tangible assets is determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our assessment of the risk associated with the lease acquired. If we acquire properties subject to net leases, we consider the credit of the lessee in negotiating the initial rent.

CPA®:14 2006 10-K — 32

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
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. We adopted EITF 04-05 in June 2005 for all arrangements created or modified after June 29, 2005. For all other arrangements, we adopted EITF 04-05 on January 1, 2006. The adoption of EITF 04-05 had no impact on our financial position or results of operations. Upon completion of the merger, we acquired additional interests in certain limited liability companies and limited partnerships such that our ownership interests now exceed 50% and we exercise significant influence. Because our venture partners, which are affiliates, are the managing members or general partners in the limited partnerships or limited liability companies, respectively and no unaffiliated parties have substantive kick-out or participation rights, the venture partners are required to consolidate the investments under the provisions of EITF 04-05 and, therefore, we account for these investments under the equity method of accounting. All material inter-entity transactions have been eliminated.
Impairments
Impairment charges may be recognized on long-lived assets, including but not limited to, real estate, direct financing leases, equity investments in real estate and assets held for sale. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

CPA®:14 2006 10-K — 33

We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate subject to operating leases is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and are subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
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
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (24 lessees represented 74% of lease revenue during 2006), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Fair Value of Assets and Liabilities
In 2002, we acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that we own or two of our affiliates own. We acquired an additional interest in the mortgage trust in the merger. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value would be adjusted.
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

CPA®:14 2006 10-K — 34

Income Taxes
We have elected and expect to continue to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our net taxable income to our shareholders (excluding net capital gains) and meet certain tests regarding the nature of our income and assets. As a REIT, we are is not subject to U.S. federal income tax to the extent we distribute our net taxable income annually to our shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. We have and intend to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax. We are subject to certain state, local and foreign taxes. State, local, franchise and other taxes of $57, $434 and $595 are included in general and administrative expenses for the years ended December 31, 2006, 2005 and 2004, respectively.
Recent Accounting Pronouncements
EITF 04-05
We adopted EITF 04-05 in June 2005 for all limited partnerships created after June 29, 2005 and on January 1, 2006 for all other arrangements. Refer to Basis of Consolidation above for a discussion of the effect of EITF 04-05 on our financial position and results of operations.
FSP FAS 13-1
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
SFAS 155
In February 2006, the FASB issued Statement No.155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We must adopt SFAS 155 effective January 1, 2007 and do not believe that this adoption will have a material impact on our financial position or results of operations.
FIN 48
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. We must adopt FIN 48 effective January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
SAB 108
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the iron curtain method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements

CPA®:14 2006 10-K — 35

as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We adopted SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 had no impact on our financial position or results of operations.
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for our 2008 fiscal year, although early adoption is permitted. We believe that the adoption of SFAS 157 will not have a material effect on our financial position or results of operations.

CPA®:14 2006 10-K — 36

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
(In thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. As of December 31, 2006, neither we nor our venture partners have entered into any interest rate swaps.
Our objective in using derivatives is to limit our exposure to interest rate movements. We do not use derivative instruments to hedge foreign exchange rate risk exposure, credit/market risks or for speculative purposes.
Because we transact business in Finland, France, the Netherlands and the United Kingdom, we are also exposed to foreign exchange rate movements. We manage foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency.
Interest Rate Risk
The value of our real estate and related fixed debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned and managed assets to decrease, which would create lower revenues from managed assets lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit quality of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults could increase and result in us recognizing credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. We acquired an additional interest in the CCMT valued at $7,346 on December 1, 2006 in connection with the merger. As of December 31, 2006, our total interests in CCMT had a fair value of $13,911. We also own marketable equity securities of Core-Mark Holding Company, Inc., which based on its quoted per share price had a fair value of $296 as of December 31, 2006. Warrants issued to us by Consolidated Theaters Holding, G.P., Compucom Systems, Inc., Vermont Teddy Bear Company and Fitness Ventures are classified as derivative instruments and had an aggregate fair value of $4,338 and $665 at December 31, 2006 and 2005, respectively.
The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. Annual interest rates on fixed rate debt as of December 31, 2006 ranged from 5.15% to 9.38%. The interest rates on our variable rate debt as of December 31, 2006 ranged from 5.15% to 7.32%.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$12,276	$30,485	$77,238	$83,840	$281,623	$172,357	$657,819	$657,107
Weighted average interest rate	7.50%	7.14%	8.30%	8.04%	7.49%	7.49%
Variable rate debt	$4,431	$4,713	$29,941	$5,253	$5,503	$103,155	$152,996	$152,996
As more fully described in Summary of Financing above, our current variable rate debt obligations include some obligations which are currently subject to variable interest rates, some obligations which may convert to variable interest rates during their term and some

CPA®:14 2006 10-K — 37

that reset to then-prevailing market fixed rates at certain points in their term. Based on our current unhedged exposure to variable rates in the next twelve months, annual interest expense from variable rate debt would increase or decrease by approximately $1,530 for each change of 1% in annual interest rates. A change in interest rates of 1% would increase or decrease by an aggregate of $23,635 the combined fair value of our fixed rate debt and our mortgage obligations which currently bear interest at fixed rates but which may convert to variable rates during their term or have interest rate reset features which may change the interest rates to then prevailing market fixed rates at certain points in their term.
Foreign Currency Exchange Rate Risk
We have foreign operations in the United Kingdom, Finland, France and the Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the British pound sterling. For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $417, $334 and $1,357 for the years ended December 31, 2006, 2005 and 2004, respectively and net unrealized foreign currency translation gains (losses) were $513, ($775) and $90 for the years ended December 31, 2006, 2005 and 2004, respectively. Such gains and losses are included in the accompanying consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the year ended December 31, 2006, Carrefour France SAS, which leases properties in France, contributed 11.5% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
During each of the next five years following December 31, 2006 and thereafter, scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from our foreign operations are as follows:

Lease Revenues (1)	2007	2008	2009	2010	2011	Thereafter	Total
Euro	$19,359	$19,359	$19,359	$19,359	$11,809	$53,964	$143,209
British pound sterling	1,357	1,357	1,357	1,482	1,482	38,357	45,392

	$20,716	$20,716	$20,716	$20,841	$13,291	$92,321	$188,601

Scheduled debt service payments (principal and interest) for the mortgage notes payable during each of the next five years and thereafter from our foreign operations are as follows:

Debt Service (1) (2)	2007	2008	2009	2010	2011	Thereafter	Total
Euro	$13,671	$13,696	$13,605	$13,579	$34,237	$106,433	$195,221
British pound sterling	557	560	561	561	563	9,524	12,326

	$14,228	$14,256	$14,166	$14,140	$34,800	$115,957	$207,547

(1)	Based on the applicable December 31, 2006 exchange rate. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of December 31, 2006.
As a result of statutory lease durations in France and two balloon payments due in 2011 totaling $21,500, projected debt service obligations exceed projected lease revenues in the years 2011 and thereafter. We currently expect the impact from future lease renewals, including any renewals on our properties in France, will be sufficient to cover our debt service obligations in those years.

CPA®:14 2006 10-K — 38

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:14 2006 10-K — 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 22, 2007

CPA®:14 2006 10-K — 40

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Real estate, net	$1,154,336	$943,637
Net investment in direct financing leases	137,147	115,513
Equity investments in real estate	200,332	143,417
Cash and cash equivalents	18,991	37,871
Marketable securities	14,207	9,267
Intangible assets, net	92,447	—
Other assets, net	57,863	45,331

Total assets	$1,675,323	$1,295,036

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse in mortgage notes payable	$785,815	$663,098
Credit facility	25,000	—
Accrued interest	5,285	4,358
Accounts payable, accrued expenses and other liabilities	8,636	5,887
Due to affiliates	9,587	4,894
Prepaid and deferred rental income and security deposits	30,924	20,296
Deferred acquisition fees payable to affiliate	15,644	16,424
Distributions payable	17,327	13,103

Total liabilities	898,218	728,060

Minority interest in consolidated entities	19,465	25,012

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 90,514,607 and 70,308,710 shares issued and outstanding, respectively	90	70
Additional paid-in capital	874,370	636,009
Distributions in excess of accumulated earnings	(99,405)	(81,166)
Accumulated other comprehensive income	11,801	7,080

	786,856	561,993
Less, treasury stock at cost, 2,861,902 and 2,028,584 shares, respectively	(29,216)	(20,029)

Total shareholders’ equity	757,640	541,964

Total liabilities, minority interest and shareholders’ equity	$1,675,323	$1,295,036

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 2006 10-K — 41

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2006	2005	2004
Revenues:
Rental income	$116,963	$113,391	$110,774
Interest income from direct financing leases	14,353	14,112	13,430
Other operating income	3,876	4,407	3,567

	135,192	131,910	127,771

Operating Expenses:
Depreciation and amortization	(27,834)	(23,105)	(23,003)
Property expense	(22,905)	(24,471)	(22,281)
General and administrative	(6,758)	(6,371)	(6,150)

	(57,497)	(53,947)	(51,434)

Other Income and Expenses:
Income from equity investments in real estate	27,410	15,798	14,304
Other interest income	3,104	2,232	1,239
Minority interest in income	(1,956)	(2,153)	(1,805)
Gain (loss) on derivative instruments and other gains, net	2,344	5,540	(719)
Gain (loss) on foreign currency transactions, net	930	(446)	1,438
Interest expense	(51,447)	(52,609)	(52,843)

	(19,615)	(31,638)	(38,386)

Income from continuing operations	58,080	46,325	37,951

Discontinued Operations:
(Loss) income from operations of discontinued properties	(1,644)	728	989
Gain on sale of real estate, net	13,182	196	—

Income from discontinued operations	11,538	924	989

Net Income	$69,618	$47,249	$38,940

Earnings Per Share:
Income from continuing operations	$0.83	$0.68	$0.56
Income from discontinued operations	0.16	0.01	0.02

Net income	$0.99	$0.69	$0.58

Distributions Declared Per Share	$0.7711	$0.7646	$0.7592

Weighted Average Shares Outstanding	70,421,426	68,208,208	67,447,812

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 2006 10-K — 42

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2006	2005	2004
Net income	$69,618	$47,249	$38,940
Other comprehensive income:
Foreign currency translation adjustment	4,269	(5,745)	2,254
Change in unrealized gain (loss) on marketable securities	452	(796)	217

	4,721	(6,541)	2,471

Comprehensive income	$74,339	$40,708	$41,411

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004
(in thousands, except share and per share amounts)

			Distributions in
			Excess of	Accumulated Other
	Common	Additional	Accumulated	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income	Stock	Total
Balance at January 1, 2004	$68	$606,380	$(64,036)	$11,150	$(7,133)	$546,429
1,287,321 shares issued $.001 par, at $11.30 per share, net of offering costs	1	13,986				13,987
Distributions declared			(51,205)			(51,205)
Net income			38,940			38,940
Change in other comprehensive income				2,471		2,471
Repurchase of 388,848 shares					(3,924)	(3,924)

Balance at December 31, 2004	69	620,366	(76,301)	13,621	(11,057)	546,698

1,326,687 shares issued $.001 par, at $12.10 per share, net of offering costs	1	15,643				15,644
Distributions declared			(52,114)			(52,114)
Net income			47,249			47,249
Change in other comprehensive income				(6,541)		(6,541)
Repurchase of 837,094 shares					(8,972)	(8,972)

Balance at December 31, 2005	70	636,009	(81,166)	7,080	(20,029)	541,964

1,735,546 shares issued $.001 par, at $12.40 and $11.85 per share, net of offering costs	2	19,505				19,507
18,470,351 shares issued in connection with the CPA®:12 merger, $.001 par, at $11.85 per share	18	218,856				218,874
Distributions declared			(87,857)			(87,857)
Net income			69,618			69,618
Change in other comprehensive income				4,721		4,721
Repurchase of 833,318 shares					(9,187)	(9,187)

Balance at December 31, 2006	$90	$874,370	$(99,405)	$11,801	$(29,216)	$757,640

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 2006 10-K — 43

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$69,618	$47,249	$38,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	29,366	24,597	24,642
Straight-line rent adjustments	(2,344)	(3,173)	(4,349)
Income (loss) from equity investments in real estate in excess of distributions received	8,989	30	(1,162)
Minority interest in income	1,956	2,153	1,805
Issuance of shares to affiliate in satisfaction of fees due	8,741	8,947	8,289
Increase (decrease) in prepaid and deferred rental income and security deposits	1,973	(2,232)	2,584
Realized gain on foreign currency transactions, net	(417)	(334)	(1,357)
Unrealized (gain) loss on foreign currency transactions, net	(513)	780	(81)
Realized loss (gain) on sale of securities and warrants	158	(2,192)	—
Reversal of unrealized (loss) gain on warrants and derivatives	(229)	7	—
Unrealized (gain) loss on warrants and derivatives, net	(2,273)	(3,086)	719
Gain from sale of real estate	(13,182)	(465)	—
Settlement proceeds received in the form of marketable securities	—	(223)	—
Change in other operating assets and liabilities, net	389	(1,163)	560

Net cash provided by operating activities	102,232	70,895	70,590

Cash flows from investing activities:
Equity distributions received in excess of equity income in real estate	81,788	1,837	2,412
Cash payments to shareholders of acquired company	(102,176)	—	—
Cash overdraft assumed in acquisition of CPA®:12’s business operations	(3,950)	—	—
Capital contributions to equity investments in real estate	(45,481)	—	—
Purchases of real estate and equity investments and other capitalized costs, net (a)	(1,085)	(3,279)	(17,195)
Proceeds from sale of real estate	37,628	5,808	—
Funds placed in restricted account for future investment	(21,741)	—	—
Funds released from restricted account	21,741	—	—
Purchase of securities	—	—	(10,825)
Proceeds from sale of securities	2,986	9,432	19,775
Payment of deferred acquisition fees to an affiliate	(3,514)	(3,420)	(3,266)

Net cash (used in) provided by investing activities	(33,804)	10,378	(9,099)

Cash flows from financing activities:
Distributions paid	(83,633)	(51,905)	(50,973)
Distributions paid to minority interest partner	(3,869)	(3,579)	(2,735)
Proceeds from mortgages and credit facility	40,000	—	—
Prepayment of mortgage principal and credit facility	(27,167)	(8,512)	—
Scheduled payments of mortgage principal	(12,580)	(12,433)	(11,046)
Release of mortgage funds by lenders	—	—	167
Proceeds from loan from affiliate	24,000	—	—
Prepayment of loan from affiliate	(24,000)
Repayment of proceeds from note	—	—	(1,617)
Payment of financing costs	(1,731)	—	—
Proceeds from stock issuance, net of costs	10,766	6,697	5,698
Purchase of treasury stock	(9,187)	(8,972)	(3,924)

Net cash used in financing activities	(87,401)	(78,704)	(64,430)

Effect of exchange rate changes on cash	93	(1,093)	609

Net (decrease) increase in cash and cash equivalents	(18,880)	1,476	(2,330)
Cash and cash equivalents, beginning of year	37,871	36,395	38,725

Cash and cash equivalents, end of year	$18,991	$37,871	$36,395

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 2006 10-K — 44

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
Non-cash investing and financing activities:
(a)	Included in the cost basis of real estate and equity investments acquired in 2004 are deferred acquisition fees payable to W. P. Carey & Co., LLC of $749. No such fees were incurred in 2005 or 2006.
(b)	The merger with Corporate Property Associates 12 Incorporated (“CPA®:12”), an affiliate, as described in Note 3, consisted of the acquisition and assumption of certain assets and liabilities, respectively, at fair value in exchange for the issuance of shares, a cash payment to CPA®:12 shareholders who elected to redeem their shares and certain costs, as follows:

Real estate accounted for under the operating method	$214,858
Net investment in direct financing leases	19,799
Intangible assets	93,019
Equity investments	111,977
Investment in mortgage loan securitization	7,346
Other assets	4,415
Mortgage notes payable (cost $110,041)	(116,082)
Redemption of CPA®:12 shareholders	(102,176)
Other liabilities (1)	(13,966)
Elimination of minority interest	3,634
Issuance of common stock	(218,874)

Cash overdraft assumed in acquisition of CPA®:12’s business operations	$(3,950)

(1)	Includes deferred fees of $2,734 payable to the advisor (see Note 4).
As part of the merger, the Company issued 18,470,351 shares of its common stock to CPA®:12 shareholders in exchange for 21,249,828 shares of common stock of CPA®:12.
Supplemental cash flow information:
Interest paid was $49,185, $52,019 and $52,923 in 2006, 2005 and 2004, respectively. No capitalized interest was recognized in 2006, 2005 or 2004.

CPA®:14 2006 10-K — 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business and Organization
Corporate Property Associates 14 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple-net basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of December 31, 2006, the Company’s portfolio consisted of 289 properties leased to 91 tenants and totaled approximately 29.9 million square feet (on a pro rata basis), with a 100% occupancy rate. Subject to certain restrictions and limitations, the business of the Company is managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”). As of December 31, 2006, the advisor owns 4,948,043 of the Company’s common stock.
An initial offering of the Company’s shares which commenced on November 10, 1997 concluded on November 10, 1999 at which time the Company had issued an aggregate of 29,440,594 shares ($294,406). On November 17, 1999, the Company commenced an offering for a maximum of 40,000,000 shares of common stock. The shares were offered to the public on a “best efforts” basis at a price of $10 per share. The second offering concluded on November 15, 2001, by which time 36,353,686 shares ($363,537) were issued. These proceeds have been combined with limited recourse mortgage financing to purchase the Company’s real estate portfolio. As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.
On December 1, 2006, the Company completed a merger (the “merger”) with Corporate Property Associates 12 Incorporated (“CPA®:12”), an affiliate, for a total purchase price of $540,500. Refer to Note 3 for details of the merger.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. The Company adopted EITF 04-05 in June 2005 for all arrangements created or modified after June 29, 2005. For all other arrangements, the Company adopted EITF 04-05 on January 1, 2006. The adoption of EITF 04-05 had no impact on the Company’s financial position or results of operations. Upon completion of the merger, the Company acquired additional interests in certain limited liability companies and limited partnerships such that its ownership interests now exceed 50% and the Company exercises significant influence. Because the Company’s venture partners, which are affiliates, are the managing members or general partners in the limited partnerships or limited liability companies and no unaffiliated parties have substantive kick-out or participation rights, the venture partners are required to consolidate the investments under the provisions of EITF 04-05 and, therefore, the Company accounts for these investments under the equity method of accounting. All material inter-entity transactions have been eliminated.
The Company has interests in six ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests at December 31, 2006

CPA®:14 2006 10-K — 46

Notes to Consolidated Financial Statements
and 2005 is $12,222 and $12,478, respectively. The fair value of these minority interests at December 31, 2006 and 2005 is $12,494 and $10,678, respectively.
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
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. The financial statements included in this Form 10-K have been adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (see Note 15).
Purchase Price Allocation
In connection with the Company’s acquisition of properties, including properties acquired in the merger, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market value of leases is also recorded at the relative fair values and is included in prepaid and deferred rental income and security deposits in the accompanying financial statements.
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
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Management also considers estimated costs to execute leases, including commissions and legal costs, to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
Intangibles for both in-place and above-market leases are amortized to expense over the remaining initial lease term while intangibles for both tenant relationships and below-market leases are amortized to expense over the remaining initial lease term and any expected renewal terms. No amortization period for any intangible asset will exceed the remaining depreciable life of the building. In the event that a lease is terminated, the unamortized portion of each intangible is charged to expense. The purchase price allocation in connection with the merger is described in Note 3.
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

CPA®:14 2006 10-K — 47

Notes to Consolidated Financial Statements
Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. The Company’s cash and cash equivalents at December 31, 2006 were held in the custody of several financial institutions, including international institutions, and these balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations (see Note 9), common stock in publicly-traded companies and auction-rate securities, are classified as available for sale securities and reported at fair value, with the Company’s interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized. The Company had no auction rate securities in 2006.
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
Deferred Acquisition Fees Payable to Affiliate
Fees are payable for services provided by the advisor, an affiliate, to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in annual installments totaling 2% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the performance criterion (see Note 4).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2006, lessees were responsible for the direct payment of real estate taxes of approximately $17,860.
The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically (see Note 11). Substantially all of the Company’s leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.
The leases are accounted for as operating or direct financing leases. Such methods are described below:
Operating leases — Real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (Note 5).
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 6). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the lease.
On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determines an appropriate allowance for uncollected amounts. Because the Company has a limited number of lessees (24 lessees represented 74% of lease revenue during 2006), the Company believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. The Company generally recognizes a provision for uncollected rents and other tenant receivables and measures its allowance against actual arrearages. For amounts in arrears, the

CPA®:14 2006 10-K — 48

Notes to Consolidated Financial Statements
Company makes subjective judgments based on its knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally ranging from 16 to 40 years. Depreciation of tenant improvements is computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
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
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate, and are subsequently adjusted for the Company’s proportionate share of earnings and cash contributions and distributions. On a periodic basis, the Company assesses whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. The Company will continue to review the initial valuation for subsequent changes in the fair value less costs to sell and will recognize an additional impairment charge or a gain (not to exceed the cumulative loss previously recognized). If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Foreign Currency Translation
The Company consolidates its real estate investments in the Netherlands, Finland, France and the United Kingdom. The functional currencies for these investments are the Euro and British pound sterling. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2006 and 2005, the cumulative foreign currency translation adjustment gain was $11,030 and $6,761, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and

CPA®:14 2006 10-K — 49

Notes to Consolidated Financial Statements
reported as a component of other comprehensive income as part of shareholder’s equity. Contributions to any equity investments in real estate may be funded in part through subordinated debt. The Company had no foreign equity investments in real estate during the years ended December 31, 2006, 2005 and 2004.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and the Company recognized unrealized (losses) gains of $513, ($775) and $90 from such transactions in the years ended December 31, 2006, 2005 and 2004, respectively. In the years ended December 31, 2006, 2005 and 2004, the Company recognized realized gains of $417, $334 and $1,357, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
The Company accounts for its derivative instruments in accordance with FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. The Company also holds stock warrants that were not defined as derivative instruments and have been recorded at nominal values.
A lease for a property located in the Netherlands provides the Company with an option to receive a portion of rental payments in Euros or U.S. dollars. Pursuant to the adoption of SFAS 133, the option is a derivative instrument and changes in the fair value of the option are recognized in earnings as gains or losses.
Changes in the fair value of an interest swap instrument on a variable rate loan are included in the determination of net income for the years ended December 31, 2006, 2005 and 2004. The Company entered into the interest rate swap agreement for the purpose of fixing the interest rate on the limited recourse obligation for the term of that obligation; however, the swap agreement did not qualify as a hedge for financial accounting purposes and changes in its value have been reflected in earnings. The interest rate swap agreement was terminated during 2006.
Assets Held for Sale
Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (see Note 15).
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
Income Taxes
The Company has elected and expects to continue to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, the Company is required, among other things, to distribute at least 90% of its net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax to the extent it distributes its net taxable income annually to its shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. The Company has and intends to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to U.S. federal income tax. The Company is subject to certain state, local and foreign taxes. State, local, franchise and other taxes of $57, $434 and $595 are included in general and administrative expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

CPA®:14 2006 10-K — 50

Notes to Consolidated Financial Statements
Earnings Per Share
The Company has a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the accompanying consolidated financial statements.
Recent Accounting Pronouncements
EITF 04-05
The Company adopted EITF 04-05 in June 2005 for all limited partnerships created after June 29, 2005 and on January 1, 2006 for all other arrangements. Refer to Basis of Consolidation above for a discussion of the effect of EITF 04-05 on the Company’s financial position and results of operations.
FSP FAS 13-1
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
SFAS 155
In February 2006, the FASB issued Statement No.155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The Company must adopt SFAS 155 effective January 1, 2007 and does not believe that this adoption will have a material impact on its financial position or results of operations.
FIN 48
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company must adopt FIN 48 effective January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
SAB 108
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron curtain method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company adopted SAB 108

CPA®:14 2006 10-K — 51

Notes to Consolidated Financial Statements
using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 had no impact on the Company’s financial position or results of operations.
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company believes that the adoption of SFAS 157 will not have a material effect on its financial position or results of operations.
Note 3. Business Combination with Corporate Property Associates 12 Incorporated
On December 1, 2006, the Company completed a merger (the “merger”) with Corporate Property Associates 12 Incorporated (“CPA®:12”) , an affiliate, pursuant to a merger agreement dated June 29, 2006. The merger provided a liquidation option for CPA®:12 shareholders and provided the Company with the opportunity to continue to grow and enhance its investment portfolio. Under the terms of the merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on November 30, 2006, the Company acquired CPA®:12’s business on December 1, 2006 and is the surviving company. The total purchase price for CPA®:12 was $540,500, which was comprised of 18,470,351 shares of the Company’s common stock ($218,874 based on a value of $11.85 per share), $102,176 in consideration for CPA®:12 shareholders who redeemed their interests (9,920,039 shares of CPA®:12), $215,369 in fair value of debt and other liabilities assumed (including the Company’s pro rata share of fair value of debt assumed on investments accounted for under the equity method) and transaction costs of $4,081. Prior to the merger, CPA®:12 sold certain of its properties or interests in properties to third parties and to the advisor which had remaining lease terms of eight years or less and therefore did not meet the Company’s investment objectives. As a result of these sales and prior to the merger, CPA®:12 paid a special distribution to its shareholders of $99,432 in addition to a distribution of $4,273 from its operations for the period from October 1, 2006 through November 30, 2006. The Company also owned a 49.99% interest in one of these properties, which was sold to a third party in October 2006, and as a result of the sale, the Company made a special cash distribution of $0.04 per share to its shareholders at the close of the merger (see Note 14).
Under the terms of the merger agreement, CPA®:12’s shareholders had the right to elect to receive either $10.30 per share in cash or 0.8692 of the Company’s shares for each share of CPA®:12 owned as of October 20, 2006. The value of properties acquired and the exchange rates are based in large part on a third party valuation of the properties belonging to CPA®:12 as of December 31, 2005 and were subsequently adjusted to reflect the Starmark Holdings LLC (“Starmark”) restructuring (see Note 7) but did not take into account any additional changes in value that may have occurred subsequent to December 31, 2005.
The Company has accounted for the merger under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consist of commercial real estate assets net leased to single tenants, lease-related intangible assets cash, a subordinated interest in a mortgage loan securitization, receivables and deposits. The liabilities assumed primarily consist of mortgage notes payable, accrued interest, accounts payable, security deposits and amounts due to former CPA®:12 shareholders. The amounts due to former CPA®:12 shareholders were paid on December 1, 2006. In addition, the advisor owned 2,134,140 shares of CPA®:12 as of December 1, 2006 and elected to receive elected to receive $9,861 in cash and 1,022,800 shares of the Company’s stock on consummation of the merger.
The Company has entered into a $150,000 credit facility with Wells Fargo Bank. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 0.50%, plus a spread of up to 0.125% depending on our leverage ratio (see Note 12).
The advisor agreed to make available to the Company an additional loan of up to $50,000 to be funded using the advisor’s existing credit line. The loan from the advisor had a maturity date of May 2007 and bore interest ranging between LIBOR plus 110 basis points and 145 basis points, which are the same terms as the advisor’s existing credit line. In connection with the consummation of the merger on December 1, 2006, the advisor loaned $24,000 to the Company to facilitate the merger closing. The loan was repaid on December 5, 2006 with proceeds from the credit facility.

CPA®:14 2006 10-K — 52

Notes to Consolidated Financial Statements
On completion of the merger, CPA®:12 paid the advisor termination and disposition compensation totaling $49,798. A subsidiary of the advisor has agreed to indemnify the Company if it were to suffer certain losses arising out of a breach by CPA®:12 of its representations and warranties under the merger agreement and having a material adverse effect on the Company after the merger, up to the amount of fees received by such subsidiary of the advisor in connection with the merger. The advisor has also agreed to waive any acquisition fees payable after the merger by the Company under its advisory agreement with the advisor in respect of the properties being acquired in the merger and has also agreed to waive any disposition fees that may subsequently be payable by the Company to the advisor upon a sale of such assets. As described in Note 4, the Company assumed deferred acquisition fees incurred by CPA®:12.
Note 4. Transactions with Related Parties
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
The advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred base asset management fees of $8,743, $9,055 and $8,540 in 2006, 2005 and 2004, respectively, and performance fees in like amounts, both of which are included in property expenses in the accompanying consolidated financial statements. The Company incurred personnel reimbursements of $2,728, $2,789 and $2,856 in 2006, 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees is deferred and payable in equal installments over no less than eight years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the performance criterion has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. In connection with the merger, the Company assumed deferred fees incurred by CPA®:12 totaling $2,734 that bear interest at an annual rate of 7% and have scheduled installment payments through 2013.
The Company’s annual installment of $3,514 in deferred fees was paid to the advisor in January 2006. For transactions that were completed in 2004, current fees were $936 and deferred fees were $749. No such fees were incurred during 2005 or 2006. In connection with the refinancing of mortgage obligations on existing properties, fees of $270 were incurred and paid during 2006. No such fees were incurred during 2005 and 2004.
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
The advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the

CPA®:14 2006 10-K — 53

Notes to Consolidated Financial Statements
proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The advisor’s interest in such disposition fees amounts to $3,507 and $412 as of December 31, 2006 and 2005, respectively. Payment of such amount, however, cannot be made until the subordination provisions are met. The Company has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.
The Company owns interests in entities which range from 11.54% to 90% with the remaining interests generally held by affiliates.
The Company is a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on the relative gross revenues of the affiliates. Expenses incurred in 2006, 2005 and 2004 were $756, $770 and $500, respectively. The Company’s current share of future annual minimum lease payments is $688 through 2016.
In connection with the merger, the Company borrowed $24,000 from its advisor to facilitate the merger closing. Proceeds from the Company’s credit facility were used to repay the borrowing. The Company incurred interest expense of $22 in connection with the borrowing from its advisor.
Note 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, under operating leases is summarized as follows:

	December 31,
	2006	2005
Cost	$1,291,598	$1,050,368
Less: Accumulated depreciation	(137,262)	(106,731)

	$1,154,336	$943,637

In June 2006, the Company entered into an agreement with a third party in connection with a property in Pennsylvania. Under the terms of the agreement, the Company’s existing warehouse facility was demolished and the existing land is being redeveloped as part of the construction of a new retail shopping center. In connection with demolishing the property, the Company recognized a charge to depreciation expense of $3,730 to fully depreciate the property. Upon completion of construction, the third party will transfer to the Company a newly constructed retail facility with a tenant in place. The outstanding limited recourse mortgage obligation of $3,859 was defeased as a result of entering into this transaction.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage rents and future CPI—based increases, under non-cancelable operating leases amount are approximately as follows:

Year ending December 31,
2007	$129,999
2008	130,567
2009	130,349
2010	127,498
2011	122,101
Thereafter through 2024	941,474

CPA®:14 2006 10-K — 54

Notes to Consolidated Financial Statements
Note 6. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows:

	December 31,
	2006	2005
Minimum lease payments receivable	$223,982	$221,136
Unguaranteed residual value	133,081	111,752

	357,063	332,888
Less: unearned income	(219,916)	(217,375)

	$137,147	$115,513

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage rents and future CPI—based increases, under non-cancelable direct financing leases are approximately as follows:

Year ending December 31,
2007	$14,517
2008	14,517
2009	14,517
2010	14,684
2011	14,784
Thereafter through 2031	150,963
Percentage rent revenue was approximately $102 and $404 in 2006 and 2005, respectively. There was no percentage rent in 2004.
Note 7. Equity Investments in Real Estate
The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, (ii) as tenants-in-common subject to joint control and (iii) in limited liability companies and limited partnerships in which its ownership interests exceed 50% and the Company exercises significant influence (see Note 2). The ownership interests range from 11.54% to 66.67%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company.
Upon completion of the merger, the Company acquired investments in properties leased to Best Buy Co., Inc., Sicor, Inc., The Upper Deck Company, Del Monte Corporation and ShopRite Supermarkets, Inc. The Company also acquired the remaining interests in existing investments leased to Textron, Inc. and Special Devices, Inc. which had previously been accounted for under the equity method of accounting, and now consolidates these investments on its consolidated financial statements effective December 1, 2006. In addition, the Company increased its interests in investments leasing properties to Advanced Micro Devices, Inc., Compucom Systems, Inc. and Starmark Camhood, LLC (“Starmark Camhood”) to 66.67%, 66.67% and 56%, respectively but continues to account for these properties under the equity method of accounting under the provisions of EITF 04-05, as described in Note 2. In 2006, the Company terminated the master lease agreement with Starmark Camhood and entered into new lease agreements with Life Time Fitness, Inc. (“Life Time”) and Town Sports International Holdings, Inc. (“Town Sports”) as described below (2).
During 2006, the Company sold its investments in properties leased to Clear Channel Communications, Inc.(3) and Applied Materials, Inc.(4) as described below. The Company also has investments in properties leased to Dick’s Sporting Goods, Inc. (5), CheckFree Holdings, Inc., True Value Company, and U-Haul Moving Partners, Inc. (“U-Haul”) (6) and Mercury Partners, LP (“Mercury”) (6). The interests in the properties leased to U-Haul and Mercury were acquired in April 2004 and are described below.

CPA®:14 2006 10-K — 55

Notes to Consolidated Financial Statements
Summarized combined financial information of the Company’s equity investees is as follows:

	December 31,
	2006	2005
Assets (primarily real estate)	$913,466	$1,084,354
Liabilities (primarily mortgage notes payable)	(538,085)	(652,119)

Partners’ and members’ capital	$375,381	$432,235

Company’s share of equity investees’ net assets	$200,332	$143,417

	For the year ended December 31,
	2006 (1)	2005	2004
Revenue (primarily rental income and interest income from direct financing leases)	$105,543	$117,156	$105,488
Expenses (primarily interest on mortgages, defeasance costs/prepayment penalties and depreciation) (2)(4)	(86,461)	(69,698)	(64,085)
Gain on sale of real estate (3)(4)	73,590	—	—
Impairment charge (2)	(8,614)	—	—

Net income	$84,058	$47,458	$41,403

Company’s share of net income from equity investments	$27,410	$15,798	$14,304

(1)	Results for equity investees are presented for the period during which the Company accounted for the investee under the equity method of accounting (that is, for December 1, 2006 through December 31, 2006 for investments acquired during the merger, and for January 1, 2006 through November 30, 2006 for the two investments that are now consolidated following the Company’s acquisition of the remaining interests in the merger). Results for investments owned by the Company as of January 1, 2006, including those investments in which the Company increased its interest in an existing investment in the merger, are presented for the full year.

(2)	The Company and an affiliate own interests in a venture owning 15 properties formerly leased to Starmark (formerly the parent of Starmark Camhood L.L.C.) under a master lease agreement. The Company owned a 41% interest in this venture and acquired an additional 15% interest in the venture in the merger. The Company continues to account for this investment under the equity method of accounting as its affiliate is the managing member in the limited liability company and is required to consolidate the investment under the provisions of EITF 04-05. The Company’s interest in this investment had a carrying value of $34,975 and $29,113 as of December 31, 2006 and 2005, respectively and accounted for ($7,786), $2,835 and $2,682 of (loss) income from equity investments in real estate for the years ended December 31, 2006, 2005 and 2004, respectively. The loss in 2006 reflects the recognition of impairment charges and prepayment penalties and debt defeasance costs as described below.

In January 2006, the advisor entered into a cooperation agreement with Starmark. Under this cooperation agreement, the advisor, on behalf of ourselves and our affiliate, agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants were replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs the venture incurred in connection with transactions under the cooperation agreement.

In June 2006, the advisor approved a plan to restructure the master lease agreement with Starmark. Under the restructuring plan, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc. (“Life Time”), a new tenant unaffiliated with Starmark, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark were transferred to Life Time in exchange for Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. This commitment is secured by letters of credit totaling $10,000. The venture has transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture had previously written down the four transferred properties to their estimated fair values, as described below. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through security deposits and prepaid rent totaling $7,678 that were released by Starmark prior to the merger (of which the Company’s pro rata share is $952 and $3,148, respectively). The $20,000 of improvements (of which the Company’s pro rata share, following the merger, is $11,200) are for the benefit of the venture and will be retained by the venture upon expiration of the

CPA®:14 2006 10-K — 56

Notes to Consolidated Financial Statements
lease. One additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark. The master lease agreement was amended to remove these properties.
As a result of approving the restructuring plan, during the second quarter of 2006, the venture incurred charges totaling $24,978, including $18,678 to write off intangible assets on the properties leased to Starmark and $6,300 to reduce the carrying value of the four properties to be sold to their estimated fair values. The Company’s pro rata share of these charges totals $10,241. During the third quarter of 2006, the venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072 (of which the Company’s share is $41,351 and $4,130, respectively). During the fourth quarter of 2006, the venture obtained new limited recourse mortgage financing of $80,000 on the Life Time properties at a fixed annual interest rate of 5.75% and with a 10-year term (of which the Company’s share is $32,800).
In December 2006, a third party, Fitness Ventures purchased 100% of the existing shareholders’ interests in the ownership of Starmark. At this time, Fitness Ventures issued warrants to the Company and its affiliate to acquire up to 10% of its equity and entered into new leases for the four remaining properties under terms which are similar to the original master lease. Concurrent with these transactions, the cooperation agreement with Starmark was terminated and the venture recognized lease termination income of $8,145, of which $7,678 represents security deposits and prepaid rent from Starmark and $447 represents the release of real estate tax escrows funded by the venture which have been replaced by escrows funded by the new lessees. The Company’s share of the termination income is $4,561.
The Company’s share of the effects of the venture’s transactions will be reflected as part of income from equity investments in our statements of income in the periods described.

(3)	In June 2006, a venture in which the Company and an affiliate held 40% and 60% interests, respectively, sold a property in New York, New York leased to Clear Channel for $200,012, net of closing costs, and recognized a gain on the sale of $41,101, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases. In connection with the sale, the venture repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981. The Company’s pro rata share of the gain, which was $16,441, and the charge for prepayment penalties of $1,192 is included in income from equity investments in real estate in the accompanying consolidated financial statements.

(4)	In October 2006, a venture through which the Company and an affiliate held 49.99% and 50.01% interests, respectively, in a property in California leased to Applied Materials, sold the property for $56,357 and recognized a gain on this sale of $14,362, of which the Company’s share is $28,172 and $7,180, respectively. The venture also recognized a gain on the sale of additional properties in which the Company had no ownership interest. In connection with the sale, the venture repaid the outstanding mortgage obligation on this property of $19,680 in October 2006 and incurred a charge on the early extinguishment of debt of $1,788, of which the Company’s share is $9,838 and $894, respectively.

(5)	In December 2005, the Company contributed a 55.1% interest in a limited liability company, which owns land and building in Plainfield, Indiana. The Company retained a 44.9% interest in the limited liability company and as a result now accounts for its interest under the equity method of accounting.

(6)	On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 15 Incorporated and Corporate Property Associates 16 — Global Incorporated, through a limited partnership in which the Company owns an 11.54% interest through a subsidiary, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury, and the truck rental facilities are leased to U-Haul. The total cost was $312,445. In connection with the purchase, the limited partnership obtained $183,000 of limited recourse mortgage financing collateralized by the properties and lease assignments.

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

CPA®:14 2006 10-K — 57

Notes to Consolidated Financial Statements
The loan provides for monthly payments of principal and interest of $1,230 at a fixed annual interest rate of 6.449% and based on a 25-year amortization schedule. The loan matures on May 1, 2014.
Note 8. Intangibles
In connection with its acquisition of properties from CPA®:12, the Company has recorded net lease intangibles of $87,653 which are being amortized over periods ranging from 9 to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue.
Intangibles are summarized as follows:

December 31, 2006

Lease intangibles
In-place lease	$35,715
Tenant relationship	10,920
Above-market rent	46,384
Less: accumulated amortization	(572)

92,447

Below-market rent	(5,365)
Less: accumulated amortization	11

(5,354)

Net amortization of intangibles was $561 for the year ended December 31, 2006. Based on the intangibles recorded as of December 31, 2006, scheduled annual net amortization of intangibles for each of the next five years is expected to be $6,774.
Note 9. Mortgage Financing Through Loan Securitization
The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders’ equity. Upon completion of the merger, the Company acquired CPA®:12’s share of the CCMT at a fair value of $7,346. As of December 31, 2006 and 2005, the fair value of the Company’s interest was $13,911 and $6,434, respectively, reflecting an aggregate unrealized gain of $1,623 and $747 and accumulated amortization of $462 and $345 at December 31, 2006 and 2005, respectively. The fair value of the Company’s interest in CCMT is determined using a discounted cash flow model with assumptions for market rates and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of the CPA® Interests based on adverse changes in the market interest rates of 1% and 2% as of December 31, 2006 is as follows:

	Fair value as of	1% adverse	2% adverse
	December 31, 2006	change	change
Fair value of CPA® Interests	$13,911	$13,378	$12,871
The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

CPA®:14 2006 10-K — 58

Notes to Consolidated Financial Statements
Note 10. Disclosures About Fair Value of Financial Instruments
The Company’s mortgage notes payable had a carrying value of $785,815 and $663,098 and a fair value of $785,103 and $718,347 at December 31, 2006 and 2005, respectively. The Company’s marketable securities, including its interest in Carey Commercial Mortgage Trust, had a carrying value of $12,510 and $8,935 and a fair value of $14,207 and $9,267 at December 31, 2006 and 2005, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The fair value of the Company’s other financial assets and liabilities at December 31, 2006 and 2005 approximated their carrying value.
Note 11. Risk Management and Use of Financial Instruments
Risk Management
In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of default on the Company’s operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans held by the Company due to changes in interest rates or other market factors. In addition, the Company transacts business in Finland, France, the Netherlands and the United Kingdom and is also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
From time to time, the Company may obtain variable rate mortgage loans and may enter into interest rate swap contracts with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. The Company does not have any interest rate swap agreements in place as of December 31, 2006. In addition, the Company does not use derivative instruments to hedge foreign exchange rate risk exposure, credit/market risks or for speculative purposes.
The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company attempts to obtain mortgage financing on a long-term, fixed-rate basis to mitigate this exposure. As of December 31, 2006, 81% of the Company’s limited recourse mortgage financing bears interest at fixed rates. The majority of the Company’s variable rate debt consists of limited recourse mortgage obligations that currently bear interest at fixed rates but may be reset in the future, pursuant to the terms of the mortgage contracts. The Company is also exposed to foreign exchange rate movements in the Euro and British pound sterling. The Company manages foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but remain subject to such movements to the extent of the difference.
The Company owns stock warrants that were granted to the Company by lessees in connection with structuring the initial lease transactions or were acquired through the merger which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Warrants issued to the Company by Consolidated Theaters Holding, G.P., Compucom Systems, Inc., Vermont Teddy Bear Company and Fitness Ventures are classified as derivative instruments and had an aggregate fair value of $4,338 and $665 at December 31, 2006 and 2005, respectively.
A lease for a property located in the Netherlands provides the Company with an option to receive a portion of rental payments in Euros or U.S. dollars. Pursuant to the adoption of SFAS 133, this option is deemed a derivative instrument. As of December 31, 2006, the Company’s cumulative unrealized foreign currency gain from this option was $5.
Changes in the fair value of an interest swap instrument on a variable rate loan are included in the determination of net income for the years ended December 31, 2006, 2005 and 2004. The Company entered into the interest rate swap agreement for the purpose of fixing the interest rate on the limited recourse obligation for the term of that obligation; however, the swap agreement did not qualify as a hedge for financial accounting purposes and changes in its value have been reflected in earnings. The interest rate swap agreement was terminated during 2006 at a cost of $147 following the payment of the remaining $8,677 balance of the related variable rate limited recourse mortgage obligation, at which time the Company reversed a cumulative unrealized loss of $229.

CPA®:14 2006 10-K — 59

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004, unrealized gains and losses on derivative instruments were as follows:

	For the year ended December 31,
	2006	2005	2004
Unrealized gain (loss) on common stock warrants (1)	$2,273	$2,653	$(64)
Unrealized gain (loss) on interest rate swap agreement (2)	229	426	(655)
Unrealized loss on foreign currency option (3)	—	(5)	(9)

	$2,502	$3,074	$(728)

(1)	During 2005, an unrealized gain of $2,199 related to certain stock warrants of American Tire Distributors, Inc. held by the Company was reversed and a corresponding gain of $2,192 was recognized upon American Tire’s redemption of its outstanding warrants.

(2)	In connection with the termination of an interest rate swap agreement during 2006, the Company reversed a cumulative unrealized loss of $229 recognized during 2005.

(3)	Included in gain (loss) on foreign currency transactions, net in the accompanying consolidated financial statements.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or conduct business in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. The Company believes our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of the Company’s real estate properties and related loans are located in the United States, with Texas (10%) representing the only significant concentration (greater than 10% of annualized lease revenue). The Company’s real estate properties contain significant concentrations in the following asset types as of December 31, 2006: industrial (33%), warehouse/distribution (28%) and office (21%) and the following tenant industries as of December 31, 2006: retail (23%) and electronics (14%). For the year ended December 31, 2006, one tenant, Carrefour France, SAS represented 11.5% of our total lease revenue.
Note 12. Mortgage Notes Payable and Notes Payable
Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of real property and direct financing leases with a carrying value of $1,194,995 as of December 31, 2006. Mortgage notes payable had fixed annual interest rates ranging from 5.15% to 9.38% and variable annual interest rates ranging from 5.15% to 7.32% and maturity dates ranging from 2008 to 2027 as of December 31, 2006. As described below, the Company also has a credit facility with a $25,000 outstanding balance as of December 31, 2006.
Scheduled principal payments during each of the five years following December 31, 2006 and thereafter are as follows:

Year ending December 31,	Total Debt	Fixed Rate Debt	Variable Rate Debt
2007	$16,707	$12,276	$4,431
2008	35,198	30,485	4,713
2009 (1)	107,179	77,238	29,941
2010	89,093	83,840	5,253
2011	287,126	281,623	5,503
Thereafter through 2032	275,512	172,357	103,155

Total	$810,815	$657,819	$152,996

(1)	Includes maturity of credit facility in November 2009.
Credit Facility
In connection with the merger, the Company entered into a $150,000 credit facility with Wells Fargo Bank in November 2006. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from

CPA®:14 2006 10-K — 60

Notes to Consolidated Financial Statements
135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 0.50%, plus a spread of up to 0.125% depending on our leverage ratio. The credit facility is guaranteed by the Company’s current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require, among other things, the Company to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. The Company is in compliance with these covenants as of December 31, 2006. The facility also provides the Company with the right, on up to two occasions, to increase the amount available under the credit facility by not less than $20,000 and not more than $75,000 up to a maximum of $225,000.
Upon consummation of the merger, the Company paid a fee to the lender of $1,033 and drew down $25,000 from its credit facility. The credit facility bore interest of 6.80% per annum as of December 31, 2006.
Note 13. Commitments and Contingencies
As of December 31, 2006, the Company was not involved in any material litigation.
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
The staff alleged that in connection with a public offering of the shares of Corporate Property Associates 15 Incorporated (“CPA®:15”), Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering.
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of CPA®:15’s shares during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by WPC, including the Company, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of WPC’s managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), CPA®:12 and CPA®:15 as well as the Company), in addition to selling commissions and selected dealer fees.
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
WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in

CPA®:14 2006 10-K — 61

Notes to Consolidated Financial Statements
connection with the matters being investigated, the Company expects the SEC may pursue such an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on the Company because of our dependence on WPC and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquiries or proceedings will have a material effect on WPC or Carey Financial incremental to that caused by any SEC action.
Note 14. Shareholder’s Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2006, distributions per share reported for tax purposes were as follows:

	2006	2005	2004
Ordinary income	$0.31	$0.56	$0.57
Capital gains	0.44	0.04	—
Return of capital	—	0.16	0.19

	0.75	0.76	0.76
Spillover distribution (1)	0.02	—	—

	$0.77	$0.76	$0.76

(1) This portion of the distribution is not taxable to the shareholder until 2007; therefore, the taxability and classification of this portion will be determined in 2007.
The Company declared a quarterly distribution of $0.002097 per day for each day of the period from and including October 1, 2006 through December 31, 2006 on which a shareholder was a shareholder of record, which was paid in January 2007. Amounts in the table above exclude a special distribution of $0.45 that was paid in July 2006 to shareholders of record as of June 30, 2006 and a special distribution of $0.04 that was paid in January 2007 to shareholders of record as of November 30, 2006. These special distributions were approved by the Company’s board of directors in connection with the dispositions of certain investments in real estate during 2006.
Accumulated Other Comprehensive Income
As of December 31, 2006 and 2005, accumulated other comprehensive income reflected in the Company’s shareholders’ equity is comprised of the following:

	2006	2005
Unrealized appreciation on marketable securities	$771	$319
Foreign currency translation adjustment	11,030	6,761

Accumulated other comprehensive (loss) income	$11,801	$7,080

Note 15. Discontinued Operations
2006 —The Company sold a property in Indiana for $2,116, net of selling costs and recognized a loss on the sale of $996, exclusive of impairment charges totaling $3,810 previously recognized against the property.
The Company sold a property in Minnesota for $35,512, net of selling costs and recognized a gain on the sale of $14,178. In connection with the sale, the Company prepaid the existing limited recourse mortgage loan of $11,631 and incurred prepayment penalties of $1,586.
2005 — The Company sold a property in California for $4,116, net of selling costs and recognized a gain of $196.

CPA®:14 2006 10-K — 62

Notes to Consolidated Financial Statements
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	For the year ended December 31,
	2006	2005	2004
Revenues (primarily rental revenues and other operating income):	$1,003	$2,676	$2,889
Expenses (primarily interest on mortgages, prepayment penalties, depreciation and property expenses):	(2,647)	(1,948)	(1,900)
Gain on sales of real estate, net	13,182	196	—

Income from discontinued operations	$11,538	$924	$989

Note 16. Segment Information
The Company has determined that it operates in one business segment, real estate operations, with domestic and foreign investments.
For 2006, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign (1)	Total Company
Revenues	$110,894	$24,298	$135,192
Operating expenses	(50,661)	(6,836)	(57,497)
Income from equity investments in real estate	27,410	—	27,410
Interest expense, net	(39,779)	(8,564)	(48,343)
Other, net (2)	388	930	1,318

Income from continuing operations	$48,252	$9,828	$58,080

Total equity investments in real estate	$200,332	$—	$200,332
Total long-lived assets	1,300,717	191,098	1,491,815
Total assets	1,473,492	201,831	1,675,323
For 2005, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign (1)	Total Company
Revenues	$108,470	$23,440	$131,910
Operating expenses	(47,090)	(6,857)	(53,947)
Income from equity investments in real estate	15,798	—	15,798
Interest expense, net	(41,495)	(8,882)	(50,377)
Other, net (2)	3,382	(441)	2,941

Income from continuing operations	$39,065	$7,260	$46,325

Total equity investments in real estate	$143,417	$—	$143,417
Total long-lived assets	1,027,312	175,255	1,202,567
Total assets	1,112,722	182,314	1,295,036
For 2004, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign (1)	Total Company
Revenues	$105,296	$22,475	$127,771
Operating expenses	(44,778)	(6,656)	(51,434)
Income from equity investments in real estate	14,304	—	14,304
Interest expense, net	(42,485)	(9,119)	(51,604)
Other, net (2)	(1,147)	61	(1,086)

Income from continuing operations	$31,190	$6,761	$37,951

Total equity investments in real estate	$134,905	$—	$134,905
Total long-lived assets	1,048,775	202,334	1,251,109
Total assets	1,130,852	215,503	1,346,355

(1)	Consists of operations in the United Kingdom, France, Finland and the Netherlands.

CPA®:14 2006 10-K — 63

Notes to Consolidated Financial Statements

(2)	Consists of minority interest, gain (loss) on derivative instruments and other gains, net and (loss) gain on foreign currency transactions, net.
Note 17. Selected Quarterly Financial Data (unaudited)

	For the three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$32,248	$32,761	$34,713	$35,470
Operating expenses	(12,701)	(16,439)	(14,404)	(13,953)
Net income	12,074	26,009	7,632	23,903
Earnings per share	0.18	0.38	0.11	0.32
Distributions declared per share	0.1924	0.1929	0.1929	0.1929

	For the three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$32,580	$32,590	$34,725	$32,015
Operating expenses	(12,852)	(13,484)	(15,355)	(12,256)
Net income	13,011	10,667	10,839	12,732
Earnings per share	0.19	0.16	0.16	0.18
Distributions declared per share	0.1904	0.1909	0.1914	0.1919
Note 18. Pro Forma Financial Information
The following consolidated pro forma financial information for the years ended December 31, 2006 and 2005 has been presented as if properties acquired in connection with the merger, mortgage obligations assumed in the merger and amounts drawn under the Company’s credit facility to effect the merger, had occurred on January 1, 2005. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

	For the years ended December 31,
	2006	2005
Pro forma total revenues	$166,414	$165,088
Pro forma income from continuing operations	63,774	52,612
Pro forma income from continuing operations per share	0.73	0.60
For pro forma purposes, the Company’s interest income, other than interest earned from an existing mortgage security in which the Company increased its pro-rata share as a result of the merger, has been eliminated based on an assumption that substantially all of its cash and cash equivalents would be used to facilitate the merger. The Company will likely earn interest on cash generated from operations; however, it is not practicable to make assumptions as to how much interest income would have been earned on such funds during the pro forma periods presented.
Note 19. Subsequent Events
In January 2007, the Company obtained limited recourse mortgage financing on existing properties totaling $26,227, including its pro rata share of mortgage financing on a property accounted for under the equity method. The financing has a weighted average interest rate and term of 5.84% and 12 years, respectively.
Effective April 2, 2007, Trevor Bond is resigning from the Company’s board of directors in connection with his appointment to the advisor’s board of directors. Marshall Blume was appointed as an independent director of the Company’s board of directors, effective April 2, 2007.

CPA®:14 2006 10-K — 64

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2006
(in thousands)

											Life on which
				Costs	Increase						Depreciation in
				Capitalized	(Decrease)	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	in Net	at Close of Period (e)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Retail store in Torrance, California	$—	$13,060	$6,934	$153	$—	$13,060	$7,087	$20,147	$1,476	Jul 1998	40 yrs.
Industrial facility in San Clemente, California	—	2,390	—	8,958	53	2,390	9,011	11,401	1,628	Jul 1998	40 yrs.
Industrial facility in Pittsburgh, Pennsylvania	3,675	620	6,186	—	—	620	6,186	6,806	1,244	Dec 1998	40 yrs.
Industrial facility Gilbert, Arizona (c)	12,349	1,310	10,494	10,974	—	1,751	21,027	22,778	2,136	Feb 1999	30.7 yrs.
										Dec 2006
Industrial and warehouse facilities in Burbank, California and Las Vegas, Nevada	6,899	3,860	8,263	—	2	3,860	8,265	12,125	1,580	Mar 1999	40 yrs.
										Oct 1999
Warehouse and distribution facilities in Harrisburg, North Carolina; Atlanta, Georgia; Cincinnati, Ohio and Elkwood, Virginia	13,057	3,930	10,398	8,476	9	3,945	18,868	22,813	2,774	Jun 1999	40 yrs.
										Dec 2001
Industrial facility in Gardena, California	2,773	2,340	3,943	—	(2,899)	2,340	1,044	3,384	79	Jul 1999	40 yrs.
Warehouse and distribution facilities in Burlington, New Jersey; Shawnee, Kansas and Manassas, Virginia (c)	26,473	3,604	8,613	23,709	—	4,476	31,450	35,926	5,202	Aug 1999	40 yrs.
										Dec 2006
Warehouse and distribution facility in Grand Rapids, Michigan	—	740	3,043	7,638	—	740	10,681	11,421	1,927	Aug 1999	40 yrs.
Land in Midlothian, Virginia	2,595	3,515	—	—	—	3,515	—	3,515	—	Sep 1999	N/A
Office facility in Columbia, Maryland	13,184	2,623	20,233	3,113	—	2,623	23,346	25,969	4,031	Nov 1999	40 yrs.
Industrial facilities in Welcome, North Carolina; Murrysville, Pennsylvania and Wylie, Texas	14,372	1,596	23,910	323	(125)	1,596	24,108	25,704	3,293	Nov 1999	40 yrs.
										Dec 2001
Sports facilities in Salt Lake City, Utah and St. Charles, Missouri	6,702	2,920	8,660	836	—	2,920	9,496	12,416	1,479	Dec 1999	40 yrs.
										Dec 2000
Warehouse and distribution facility in Tempe, Arizona	3,163	940	4,557	13	—	940	4,570	5,510	776	Jan 2000	40 yrs.
Warehouse and distribution facility in Rock Island, Illinois	6,833	500	9,945	1,887	—	500	11,832	12,332	1,800	Feb 2000	40 yrs.
Industrial facility in North Amityville, New York	10,193	2,932	16,398	18	(4,120)	1,482	13,746	15,228	2,363	Feb 2000	40 yrs.
Warehouse and distribution facilities in Monon, Indiana; Champlin, Minnesota; Robbinsville, New Jersey; Radford, Virginia and North Salt Lake City, Utah	16,047	4,580	24,844	15	—	4,580	24,859	29,439	4,117	May 2000	40 yrs.
Warehouse and distribution facility in Lakewood, New Jersey	6,364	710	4,531	3,439	—	710	7,970	8,680	1,219	Jun 2000	40 yrs.
Retail facilities in Kennesaw, Georgia and Leadwood, Kansas	13,823	6,230	15,842	108	—	6,230	15,950	22,180	2,608	Jun 2000	40 yrs.
Land in Scottsdale, Arizona	8,228	14,600	—	—	—	14,600	—	14,600	—	Sep 2000	N/A
Industrial facility in Albuquerque, New Mexico	3,311	1,490	4,636	7	—	1,490	4,643	6,133	730	Sep 2000	40 yrs.
Office facility in Houston, Texas	4,735	570	6,760	—	—	570	6,760	7,330	1,063	Sep 2000	40 yrs.
Office facility in Eagan, Minnesota	9,080	4,225	15,518	1	(1,324)	2,900	15,520	18,420	2,441	Sep 2000	40 yrs.
Warehouse and distribution facility in Kansas City, Missouri	3,605	570	5,870	39	—	570	5,909	6,479	929	Sep 2000	40 yrs.
Warehouse and distribution facilities in Valdosta, Georgia and Johnson City, Tennessee	12,195	650	16,889	410	—	650	17,299	17,949	2,685	Oct 2000	40 yrs.
Land in Elk Grove Village, Illinois	2,244	4,100	—	—	—	4,100	—	4,100	—	Oct 2000	N/A
Industrial facility in Salisbury, North Carolina	6,817	1,370	2,672	6,298	(51)	1,319	8,970	10,289	1,131	Nov 2000	40 yrs.
Office facility in Lafayette, Louisiana	2,358	660	3,005	19	—	660	3,024	3,684	454	Dec 2000	40 yrs.
Office facility in Collierville, Tennessee	42,027	3,154	70,646	12	—	3,154	70,658	73,812	19,616	Dec 2000	7 - 40 yrs.
Multiplex motion picture theater in Port St. Lucie and Pensacola, Florida	—	3,200	3,066	6,800	(4,112)	3,685	5,269	8,954	727	Dec 2000	40 yrs.
Retail, warehouse and distribution facilities in York, Pennsylvania	3,222	1,974	10,068	3	—	1,974	10,071	12,045	5,201	Dec 2000	40 yrs.
Office facilities in Lindon, Utah	—	1,390	1,123	8,061	—	1,841	8,733	10,574	1,366	Dec 2000	40 yrs.
Office facility in Houston, Texas	3,814	1,025	4,530	336	—	1,025	4,866	5,891	688	Dec 2000	40 yrs.
Industrial and office facilities in Elgin, Illinois; Bozeman, Montana and Nashville, Tennessee	11,323	3,900	17,937	14	(292)	3,900	17,659	21,559	2,573	Mar 2001	40 yrs.
Warehouse and distribution facility in Duluth, Georgia	7,449	2,167	11,446	5	—	2,167	11,451	13,618	1,658	Mar 2001	40 yrs.
Industrial facilities in City of Industry, California; Florence, Kentucky; Chelmsford, Massachusetts and Lancaster, Texas	10,265	4,398	13,418	3,745	24	4,643	16,942	21,585	2,229	Apr 2001	7 - 40 yrs.
Industrial facilities in Mesa, Arizona and Moorpark, California (c)	22,462	4,000	14,951	10,128	—	5,945	23,134	29,079	2,155	Jun 2001	34.5 yrs.
										Dec 2006

CPA®:14 2006 10-K — 65

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

											Life on which
				Costs	Increase						Depreciation in
				Capitalized	(Decrease)	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	in Net	at Close of Period (e)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Industrial facility in Helmond, Netherlands	6,119	2,230	3,360	—	2,607	3,324	4,873	8,197	681	Jun 2001	40 yrs.
Industrial facilities in South Windsor and Manchester, Connecticut	11,922	1,555	18,823	250	27	1,555	19,100	20,655	2,595	Jul 2001	N/A
Industrial and office facilities in Rome, Georgia; Niles, Illinois; Plymouth, Michigan and Twinsburg, Ohio	15,828	4,140	23,822	1,405	—	4,140	25,227	29,367	3,468	Aug 2001	40 yrs.
Industrial facility in Milford, Ohio	9,491	2,000	12,869	—	—	2,000	12,869	14,869	1,702	Sep 2001	40 yrs.
Retail facilities in several cities in the following states: Arizona, California, Florida, Illinois, Massachusetts, Maryland, Michigan, Minnesota and Texas	41,168	17,100	54,743	—	—	17,100	54,743	71,843	7,014	Nov 2001	40 yrs.
Office facility in Richardson, Texas	28,554	3,400	45,054	—	—	3,400	45,054	48,454	5,679	Dec 2001	40 yrs.
Office facility in Turku, Finland	22,353	801	23,390	81	11,403	1,195	34,480	35,675	4,359	Dec 2001	40 yrs.
Educational facilities in Union, New Jersey; Allentown and Philadelphia, Pennsylvania and Grand Prairie, Texas	5,802	2,486	7,602	—	3	2,486	7,605	10,091	959	Dec 2001	40 yrs.
Warehouse, distribution, office and industrial facilities in Perris, California; Eugene, Oregon; West Jordan, Utah and Tacoma, Washington	7,845	6,050	8,198	—	5	6,050	8,203	14,253	1,000	Feb 2002	40 yrs.
Warehouse and distribution facilities in Charlotte and Lincolnton, North Carolina and Mauldin, South Carolina	8,418	1,860	12,852	—	1	1,860	12,853	14,713	1,541	Mar 2002	40 yrs.
Warehouse and distribution facilities in Boe, Carpiquet, Mans, Vendin Le Vieil, Lieusaint, Lagnieu, Luneville and St. Germain de Puy, France	97,698	15,724	75,211	13,755	41,247	24,571	121,366	145,937	13,953	Mar 2002	40 yrs.
Warehouse, distribution and office facilities in Davenport, Iowa and Bloomington, Minnesota	24,909	3,260	26,009	—	—	3,260	26,009	29,269	2,902	Jul 2002	40 yrs.
Industrial facility in Gorinchem, Netherlands	—	2,374	3,864	—	1,993	3,169	5,062	8,231	565	Jul 2002	40 yrs.
Industrial facilities in Granite City, Illinois; Kendallville, Indiana and Clinton Township, Michigan	19,124	4,390	30,336	—	7	4,390	30,343	34,733	3,572	Aug 2002	40 yrs.
Educational facility in Upper Saucon Township, Pennsylvania	11,446	3,200	15,415	1,474	—	3,200	16,889	20,089	1,461	Aug 2002	40 yrs.
Retail facilities in Lombard, Illinois and Fairfax, Virginia (d)	15,478	13,226	18,248	—	—	13,226	18,248	31,474	44	Dec 2006	33.6 yrs.
Retail facility in South Tulsa, Oklahoma (d)	4,736	1,649	3,425	—	—	1,649	3,425	5,074	9	Dec 2006	30 yrs.
Retail and warehouse and distribution facilities in Johnstown and Whitehall, Pennsylvania (d)	5,054	2,115	15,945	—	—	2,115	15,945	18,060	45	Dec 2006	30.3 yrs.
Warehouse and distribution facility in Dallas, Texas (d)	3,695	323	6,784	—	—	323	6,784	7,107	15	Dec 2006	30.8 yrs.
Industrial facility in Shelburne, Vermont (d)	2,362	955	2,919	—	—	955	2,919	3,874	8	Dec 2006	30.6 yrs.
Industrial facilities in Fort Dodge, Indiana and Oconomowoc, Wisconsin (d)	6,700	1,218	11,879	—	—	1,218	11,879	13,097	41	Dec 2006	23.5 yrs.
Industrial facility in Aurora, Illinois (d)	9,967	2,730	10,391	—	—	2,730	10,391	13,121	27	Dec 2006	30.8 yrs.
Industrial facility in Houston, Texas (d)	—	2,299	4,722	—	—	2,299	4,722	7,021	24	Dec 2006	16.3 yrs.
Industrial, warehouse and distribution and office facilities in Waterloo, Wisconsin (d)	9,242	922	16,824	—	—	922	16,824	17,746	68	Dec 2006	20.3 yrs.
Industrial and warehouse and distribution facilities in Westfield, Massachusetts (d)	6,705	1,106	9,952	—	—	1,106	9,952	11,058	24	Dec 2006	34.7 yrs.
Industrial facility in Richmond, Missouri (d)	5,894	530	6,505	—	—	530	6,505	7,035	15	Dec 2006	34.8 yrs.
Retail facilities in Bourne, Sandwich and Chelmsford, Massachusetts (d)	1,538	1,418	2,157	—	—	1,418	2,157	3,575	6	Dec 2006	31.1 yrs.
Industrial facility in Carlsbad, California (d)	4,880	2,618	4,880	—	—	2,618	4,880	7,498	13	Dec 2006	30.8 yrs.
Fitness and recreational facility in Houston, Texas (d)	3,980	1,613	3,398	—	—	1,613	3,398	5,011	9	Dec 2006	29.7 yrs.
Theater in Hickory Creek, Texas (d)	4,033	3,138	6,752	—	—	3,138	6,752	9,890	16	Dec 2006	34 yrs.
Educational facilities in Chandler, Arizona; Fleming Island, Florida; Ackworth, Georgia; Hauppauge and Patchogue, New York; Sugar Land, Texas; Hampton, Virginia and Silverdale, Washington (d)	6,301	4,312	9,963	—	—	4,312	9,963	14,275	27	Dec 2006	29.6 yrs.
Industrial facility in Indianapolis, Indiana (d)	1,949	1,035	6,594	—	—	1,035	6,594	7,629	18	Dec 2006	29.5 yrs.
Warehouse and distribution facilities in Greenville, South Carolina (d)	4,930	625	8,177	—	—	625	8,177	8,802	24	Dec 2006	27.8 yrs.

	$719,758	$224,245	$900,392	$122,503	$44,458	$237,003	$1,054,595	$1,291,598	$137,262

CPA®:14 2006 10-K — 66

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances (c)	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Industrial facilities in Dallas and Greenville, Texas	$11,474	$460	$20,427	$—	$(3,191)	$17,696	11/18/1999
Multiplex theater facility in Midlothian, Virginia	9,326	—	10,819	854	960	12,633	9/22/1999
Office facility in Scottsdale, Arizona	14,323	—	25,415	—	—	25,415	9/21/2000
Warehouse and distribution facility in Elk Grove Village, Illinois	2,287	—	4,172	4	—	4,176	10/30/2000
Multiplex motion picture theater in Pensacola, Florida	—	—	4,112	2,541	—	6,653	12/7/2000
Industrial facility in Doncaster, United Kingdom	6,930	—	8,383	7	4,228	12,618	1/9/2001
Industrial and manufacturing facilities in Manchester, Michigan; Farmville, Old Fort and Albemarie, North Carolina; Holmesville, Ohio and Springfield, Tennessee	15,642	2,961	24,474	20	—	27,455	9/28/2001
Educational facility in Mooresville, North Carolina	6,075	1,600	9,276	130	(304)	10,702	2/11/2002
Industrial facility in Ashburn Junction, Virginia (d)	—	4,683	15,116	—	—	19,799	12/1/2006

	$66,057	$9,704	$122,194	$3,556	$1,693	$137,147

CPA®:14 2006 10-K — 67

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, foreign currency translation adjustments, impairment losses and property sales.
(c)	Additional interest in this property acquired in the CPA®:12 merger on December 1, 2006.
(d)	Property acquired in the CPA®:12 merger on December 1, 2006.

(e)	Reconciliation of real estate and accumulated depreciation:

	Reconciliation of Real Estate Subject to
	Operating Leases
	December 31,
	2006	2005	2004
Balance at beginning of year	$1,050,368	$1,086,073	$1,072,543
Additions	218,017	3,111	2,035
Dispositions	(25,295)	(1,376)	—
Reclassification to asset held for sale	—	—	(4,120)
Foreign currency translation adjustment	17,753	(25,901)	15,615
Reclassification from (to) equity investment in real estate	30,755	(11,539)	—

Balance at close of year	$1,291,598	$1,050,368	$1,086,073

	Reconciliation of Accumulated Depreciation
	December 31,
	2006	2005	2004
Balance at beginning of year	$106,731	$86,212	$62,105
Depreciation expense	27,458	23,500	23,426
Depreciation expense from discontinued operations	190	—	64
Dispositions	(2,933)	—	—
Reclassification to asset held for sale	—	—	(323)
Foreign currency translation adjustment	1,732	(1,681)	940
Reclassification from (to) equity investment in real estate	4,084	(1,300)	—

Balance at close of year	$137,262	$106,731	$86,212

At December 31, 2006, the aggregate cost of real estate owned by the Company and its consolidated subsidiaries for U.S. federal income tax purposes is $1,368,167.
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
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2006. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2006 at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.

CPA®:14 2006 10-K — 68

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

CPA®:14 2006 10-K — 69

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (1) and (2) — Financial Statements and schedules — see index to financial statements and schedules included in Item 8.
     (3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment	Exhibit 3.1 to Registration Statement (Form S-11) No. 333-76761

3.1(2)	Articles of Incorporation of Registrant	Exhibit 3.1 to Registration Statement (Form S-11) No. 333-31437

3.2	Form of Bylaws of Registrant	Exhibit 3.2 to Registration Statement (Form S-11) No. 333-31437

4.1	Dividend Reinvestment and Share Purchase Plan	Exhibit 4.1 to Registrant’s Form S-3D dated July 22, 2002

10.1	Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp	Exhibit 10.1 to Registrant’s Form 10-Q dated November 14, 2005

10.2	Credit Agreement dated as of November 30, 2006 among Corporate Property Associates 14 Incorporated, the lenders party hereto, Wells Fargo Bank, National Association, PNC Bank, National Association, Citizens Bank of Rhode Island, The Bank of New York and Eurohypo AG, New York Branch	Filed herewith

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:14 2006 10-K — 70

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 3/26/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Carey William P. Carey	Chairman of the Board and Director	3/26/2007

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer and Director (Principal Executive Officer)	3/26/2007

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)	3/26/2007

/s/ Claude Fernandez Claude Fernandez	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	3/26/2007

/s/ Trevor P. Bond Trevor P. Bond	Director	3/26/2007

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	3/26/2007

/s/ Richard J. Pinola Richard J. Pinola	Chairman of the Audit Committee and Director	3/26/2007

/s/ James D. Price James D. Price	Director	3/26/2007
Report on Form 10-K
The advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.

CPA®:14 2006 10-K — 71