Form 10-Q
period 2007-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2007-05-15
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Registrant has 87,981,422 shares of common stock, $.001 par value outstanding at May 8, 2007.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2006. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms the “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.

CPA®:14 3/31/2007 10-Q —1

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
		(NOTE)
Assets
Real estate, net	$1,146,841	$1,154,336
Net investment in direct financing leases	137,242	137,147
Equity investments in real estate	187,455	200,332
Cash and cash equivalents	18,066	18,991
Marketable securities	14,741	14,207
Intangible assets, net	90,716	92,447
Other assets, net	54,386	57,863

Total assets	$1,649,447	$1,675,323

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$797,862	$785,815
Credit facility	5,000	25,000
Accounts payable, accrued expenses and other liabilities	13,707	13,921
Prepaid and deferred rental income and security deposits	26,767	30,924
Due to affiliates	20,962	25,231
Distributions payable	16,939	17,327

Total liabilities	881,237	898,218

Minority interest in consolidated entities	19,225	19,465

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 90,888,691 and 90,514,607 shares issued and outstanding, respectively	91	90
Additional paid-in capital	878,936	874,370
Distributions in excess of accumulated earnings	(107,683)	(99,405)
Accumulated other comprehensive income	12,259	11,801

	783,603	786,856
Less, treasury stock at cost, 3,303,134 and 2,861,902 shares, respectively	(34,618)	(29,216)

Total shareholders’ equity	748,985	757,640

Total liabilities and shareholders’ equity	$1,649,447	$1,675,323

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 3/31/2007 10-Q —2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2007	2006
Revenues
Rental income	$35,869	$28,324
Interest income from direct financing leases	4,068	3,482
Other operating income	393	442

	40,330	32,248

Operating Expenses
Depreciation and amortization	(8,219)	(5,752)
Property expenses	(7,270)	(5,281)
General and administrative	(2,010)	(1,740)

	(17,499)	(12,773)

Other Income and Expenses
Income from equity investments in real estate	2,589	4,258
Other interest income	604	461
Minority interest in income	(403)	(543)
(Loss) gain on derivative instruments and real estate, net	(1,514)	376
Gain on foreign currency transactions, net	658	341
Interest expense	(15,542)	(12,575)

	(13,608)	(7,682)

Income from continuing operations before income taxes	9,223	11,793
(Provision for) benefit from income taxes	(482)	72

Income from continuing operations	8,741	11,865

Discontinued Operations
Income from operations of discontinued properties	—	209

Net Income	$8,741	$12,074

Earnings Per Share
Income from continuing operations	$0.10	$0.18
Income from discontinued operations	—	—

Net income	$0.10	$0.18

Distributions Declared Per Share	$0.1934	$0.1924

Weighted Average Shares Outstanding	87,786,481	68,429,285

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2007	2006
Net income	$8,741	$12,074
Other comprehensive income
Foreign currency translation adjustment	(164)	445
Change in unrealized gain on marketable securities	622	374

	458	819

Comprehensive income	$9,199	$12,893

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 3/31/2007 10-Q —3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2007	2006
Cash Flows — Operating Activities
Net income	$8,741	$12,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	9,543	6,149
Straight-line rent adjustments	(749)	(777)
Loss from equity investments in real estate in excess of distributions received	(737)	(268)
Minority interest in income	403	543
Security deposit placed in restricted account	—	(1,467)
Issuance of shares to affiliate in satisfaction of fees due	2,270	2,264
Realized gain on foreign currency transactions, net	(610)	(277)
Unrealized gain on foreign currency transactions, net	(48)	(64)
Realized loss on sale of real estate and securities	56	44
Reversal of unrealized loss on derivatives	—	(229)
Unrealized loss (gain) on warrants and derivatives, net	1,458	(191)
Change in other operating assets and liabilities, net	(1,621)	3,203

Net cash provided by operating activities	18,706	21,004

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	13,614	806
Capital expenditures	—	(145)
Proceeds from sale of land	1,850	—
Proceeds from sale of securities	—	2,986
Payment of deferred acquisition fees to an affiliate	(4,369)	(3,514)

Net cash provided by investing activities	11,095	133

Cash Flows — Financing Activities
Distributions paid	(17,326)	(13,107)
Distributions to minority interest partners	(643)	(1,043)
Proceeds from mortgages	15,900	—
Prepayment of mortgage principal and credit facility	(21,005)	(8,677)
Scheduled payments of mortgage principal	(4,159)	(3,167)
Deferred financing costs and mortgage deposits	(325)	(45)
Proceeds from issuance of shares, net of costs	2,297	1,506
Purchase of treasury stock	(5,402)	(1,820)

Net cash used in financing activities	(30,663)	(26,353)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(63)	61

Net decrease in cash and cash equivalents	(925)	(5,155)
Cash and cash equivalents, beginning of period	18,991	37,871

Cash and cash equivalents, end of period	$18,066	$32,716

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 3/31/2007 10-Q —4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 14 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of March 31, 2007, our portfolio consisted of our full or partial ownership interest in 287 fully occupied properties leased to 91 tenants, totaling approximately 29.9 million square feet (on a pro rata basis). We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.
Basis of Consolidation
The consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. We adopted EITF 04-05 in June 2005 for all arrangements created or modified after June 29, 2005. For all other arrangements, we adopted EITF 04-05 on January 1, 2006. The adoption of EITF 04-05 had no impact on our financial position or results of operations. Upon completion of the merger as described in Note 3, we acquired additional interests in certain limited liability companies and limited partnerships such that our ownership interests now exceeds 50% and we exercise significant influence. Because our venture partners, which are affiliates, are the managing members or general partners in the limited partnerships or limited liability companies and no unaffiliated parties have substantive kick-out or participation rights, the venture partners are required to consolidate the investments under the provisions of EITF 04-05 and, therefore, we account for these investments under the equity method of accounting.

CPA®:14 3/31/2007 10-Q —5

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We have international investments in Finland, France, the Netherlands and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $5,755 and $5,123 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, long-lived assets related to international investments were $191,861 and $191,098, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (Note 13).
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2003 – 2006. These errors related to accounting for foreign income taxes (aggregating $403 over the period from 2003-2006) and valuation of stock warrants (aggregating $981 in the 4th quarter of 2006) that are accounted for as derivative instruments pursuant to SFAS 133. As a result of these errors, net income was overstated by approximately $100 in 2003, $105 in each of 2004 and 2005 and $1,074 in 2006. We have concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We have further concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1,384 is not material to the quarter ended March 31, 2007, nor is it expected to be material to the year ending December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
Recent Accounting Pronouncements
SFAS 155
In February 2006, the FASB issued Statement No.155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
FIN 48
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 12).
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for our 2008 fiscal year. We do not believe that the adoption of SFAS 157 will have a material effect on our financial position or results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for our 2008 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 159 will have on our financial position and results of operations.
Note 3. Business Combination with Corporate Property Associates 12 Incorporated
On December 1, 2006, we completed a merger (the “merger”) with Corporate Property Associates 12 Incorporated (“CPA®:12”), an affiliate, pursuant to a merger agreement dated June 29, 2006. The merger provided a liquidation option for CPA®:12 shareholders and provided us with the opportunity to continue to grow and enhance our investment portfolio. Under the terms of the merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on November 30, 2006, we acquired CPA®:12’s business on December 1, 2006 and are the surviving company. The total purchase price for CPA®:12 was $540,500, which was comprised of 18,470,351 shares of our common stock ($218,874 based on a value of $11.85 per share), $102,176 in consideration for CPA®:12 shareholders who redeemed their interests (9,920,039 shares of CPA®:12), $215,369 in fair value of debt and other liabilities assumed (including our pro rata share of fair value of debt assumed on investments accounted for under the equity method) and transaction costs of $4,081. Prior to the merger, CPA®:12 sold certain of its properties or interests in properties to third parties and to the advisor which had remaining lease terms of eight years or less and therefore did not meet our

CPA®:14 3/31/2007 10-Q —6

Notes to Consolidated Financial Statements
investment objectives. As a result of these sales and prior to the merger, CPA®:12 paid a special distribution to its shareholders of $99,432 in addition to a distribution of $4,273 from its operations for the period from October 1, 2006 through November 30, 2006. We also owned a 49.99% interest in one of these properties, which was sold to a third party in October 2006, and as a result of the sale, we made a special cash distribution of $0.04 per share to our shareholders at the close of the merger.
Under the terms of the merger agreement, CPA®:12’s shareholders had the right to elect to receive either $10.30 per share in cash or 0.8692 shares of CPA®:14 for each share of CPA®:12 owned as of October 20, 2006. The value of properties acquired and the exchange rates were based in large part on a third party valuation of the properties belonging to CPA®:12 as of December 31, 2005 and were subsequently adjusted to reflect the restructuring of a lease with Starmark Holdings LLC but did not take into account any additional changes in value that may have occurred subsequent to December 31, 2005.
We accounted for the merger under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consisted of commercial real estate assets net leased to single tenants, lease-related intangible assets cash, a subordinated interest in a mortgage loan securitization, receivables and deposits. The liabilities assumed primarily consisted of mortgage notes payable, accrued interest, accounts payable, security deposits and amounts due to former CPA®:12 shareholders. The amounts due to former CPA®:12 shareholders were paid on December 1, 2006. In addition, the advisor owned 2,134,140 shares of CPA®:12 as of December 1, 2006 and elected to receive $9,861 in cash and 1,022,800 shares of our stock on consummation of the merger.
In connection with the merger, we entered into a $150,000 credit facility with Wells Fargo Bank. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage ratio. In April 2007, we reduced the amount available under the credit facility to $100,000 and modified certain financial covenants to expand the nature and extent of investments we may make. The facility also provides us with the right, on up to two occasions, to increase the amount available under the credit facility by not less than $20,000 and not more than $75,000 up to a maximum of $175,000.
The advisor agreed to make available to us an additional loan of up to $50,000 to be funded using the advisor’s existing credit line. The loan from the advisor had a maturity date of May 2007 and bore interest ranging between LIBOR plus 110 basis points and 145 basis points, which were the same terms as the advisor’s existing credit line. In connection with the consummation of the merger on December 1, 2006, the advisor loaned $24,000 to us to facilitate the merger closing. The loan was repaid on December 5, 2006 with proceeds from the credit facility.
On completion of the merger, CPA®:12 paid the advisor termination and disposition compensation totaling $49,798. The advisor has agreed to indemnify us if we were to suffer certain losses arising out of a breach by CPA®:12 of its representations and warranties under the merger agreement and having a material adverse effect on us after the merger, up to the amount of fees received by the advisor in connection with the merger. The advisor has also agreed to waive any acquisition fees payable after the merger by us under our advisory agreement with the advisor in respect of the properties being acquired in the merger and has also agreed to waive any disposition fees that may subsequently be payable by us to the advisor upon a sale of such assets. As described in Note 4, we assumed deferred acquisition fees incurred by CPA®:12.
Note 4. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $2,880 and $2,212 for the three months ended March 31, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. A portion of the fees is deferred and is payable in equal annual installments each January over no less than eight years following the first anniversary of the date a property was purchased, and bears interest at an annual rate of 6%. In connection with the merger, we assumed deferred fees incurred by CPA®:12 totaling $2,734 that bear interest at an annual rate of 7% and have scheduled

CPA®:14 3/31/2007 10-Q —7

Notes to Consolidated Financial Statements
installment payments through 2013. Unpaid installments totaled $11,275 and $15,644 as of March 31, 2007 and December 31, 2006, respectively, and are included in due to affiliates in the consolidated financial statements. An annual installment of $4,369 in deferred fees was paid to the advisor in January 2007. Fees are also payable to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the merger (Note 3). Such fees are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event. Such fees totaled $3,562 as of March 31, 2007.
In connection with managing our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $1,009 and $724 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 11.54% to 90% with the remaining interests generally held by affiliates.
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred for the three months ended March 31, 2007 and 2006 was $198 and $205, respectively. Based on current gross revenues, our estimated current share of aggregate future annual minimum lease payments is $755 through 2016.
Note 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	March 31, 2007	December 31, 2006
Cost	$1,291,671	$1,291,598
Less: Accumulated depreciation	(144,830)	(137,262)

	$1,146,841	$1,154,336

Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less and we exercise significant influence, (ii) as tenants-in-common subject to joint control and (iii) in limited liability companies and limited partnerships in which our ownership interests exceed 50% and we exercise significant influence (Note 2). The ownership interests range from 11.54% to 66.67%. All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
Upon completion of the merger in December 2006, we acquired investments in properties leased to Best Buy Co., Inc., Sicor, Inc., The Upper Deck Company, Del Monte Corporation and ShopRite Supermarkets, Inc. We also acquired the remaining interests in existing investments leased to Textron, Inc. and Special Devices, Inc. which had previously been accounted for under the equity method of accounting, and now consolidate these investments effective December 1, 2006. In addition, we increased our interests in investments leasing properties to Advanced Micro Devices, Inc., Compucom Systems, Inc. and Starmark Camhood, LLC (“Starmark Camhood”) to 66.67%, 66.67% and 56%, respectively but continue to account for these properties under the equity method of accounting under the provisions of EITF 04-05, as described in Note 2. As described below, in 2006, we terminated the master lease agreement with Starmark Camhood and entered into new lease agreements with Life Time Fitness, Inc. and Town Sports International Holdings, Inc. We also have investments in properties leased to Dick’s Sporting Goods, Inc., CheckFree Holdings, Inc., True Value Company, and U-Haul Moving Partners, Inc. and Mercury Partners, LP.
Summarized combined financial information of our equity investees is as follows:

	March 31, 2007	December 31, 2006
Assets (primarily real estate)	$941,001	$913,466
Liabilities (primarily mortgage notes payable)	(558,961)	(538,085)

Partners’ and members’ equity	$382,040	$375,381

Our share of equity investees’ net assets	$187,455	$200,332

CPA®:14 3/31/2007 10-Q —8

Notes to Consolidated Financial Statements
As described in our annual report on Form 10-K for the year ended December 31, 2006, in June and November 2006, we sold our investments in properties leased to Clear Channel Communications, Inc. and Applied Materials, Inc., respectively. The results of operations of these investments are included below for the three months ended March 31, 2006.

	Three months ended March 31,
	2007	2006
Revenue (primarily rental income and interest income from direct financing leases)	$23,994	$28,078
Expenses (primarily interest on mortgages and depreciation)	(12,836)	(15,897)

Net income	$11,158	$12,181

Our share of net income from equity investments in real estate	$2,589	$4,258

Together with an affiliate, we own an interest in a venture owning 15 properties formerly leased to Starmark (formerly the parent of Starmark Camhood LLC) under a master lease agreement. We owned a 41% interest in this venture and acquired an additional 15% interest in the venture in the merger. We continue to account for this investment under the equity method of accounting as our affiliate is the managing member in the limited liability company and is required to consolidate the investment under the provisions of EITF 04-05. Our interest in this investment had a carrying value of $35,092 and $34,975 as of March 31, 2007 and December 31, 2006, respectively and accounted for $1,113 and $769 of income from equity investments in real estate for the three months ended March 31, 2007 and 2006, respectively.
In January 2006, the advisor entered into a cooperation agreement with Starmark. Under this cooperation agreement, the advisor, on behalf of our affiliate and ourselves, agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants were replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs the venture incurred in connection with transactions under the cooperation agreement.
In June 2006, the advisor approved a plan to restructure the master lease agreement with Starmark. Under the restructuring plan, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc. (“Life Time”), a new tenant unaffiliated with Starmark, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark were transferred to Life Time in exchange for Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. This commitment is secured by letters of credit totaling $10,000. The venture has transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture had previously written down the four transferred properties to their estimated fair values, as described below. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through security deposits and prepaid rent totaling $7,678 that were released by Starmark prior to the merger (of which our pro rata share is $952 and $3,148, respectively). The $20,000 of improvements (of which our pro rata share, following the merger, is $11,200) are for the benefit of the venture and will be retained by the venture upon expiration of the lease. One additional property was re-leased to Town Sports International Holdings, Inc. (“Town Sports”), a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark. The master lease agreement was amended to remove these properties.
As a result of approving the restructuring plan, during the second quarter of 2006, the venture incurred charges totaling $24,978, including $18,678 to write off intangible assets on the properties leased to Starmark and $6,300 to reduce the carrying value of the four properties to be sold to their estimated fair values. Our pro rata share of these charges totals $10,241. During the third quarter of 2006, the venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072 (of which our share is $41,351 and $4,130, respectively). During the fourth quarter of 2006, the venture obtained new limited recourse mortgage financing of $80,000 on the Life Time properties at a fixed annual interest rate of 5.75% and with a 10-year term (of which our share is $32,800). In April 2007, the venture obtained new limited recourse mortgage financing of $8,000 on the Town Sports property at a fixed annual interest rate of 5.59% and with a 10-year term (of which our share is $4,480).
In December 2006, a third party, Fitness Ventures, purchased 100% of the existing shareholders’ interests in the ownership of Starmark. At this time, Fitness Ventures issued warrants to us and our affiliate to acquire up to 10% of its equity and entered into new leases for the four remaining properties under terms which are similar to the original master lease. Concurrent with these transactions, the cooperation agreement with Starmark was terminated and the venture recognized lease termination income of $8,145, of which $7,678 represents security deposits and prepaid rent from Starmark and $467 represents the release of real estate tax escrows funded by the venture which have been replaced by escrows funded by the new lessees. Our share of the termination income is $4,561.

CPA®:14 3/31/2007 10-Q —9

Notes to Consolidated Financial Statements
Our share of the effects of the venture’s transactions is reflected as part of income from equity investments in our statements of income in the periods described.
Note 7. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. Upon completion of the merger, we acquired CPA®:12’s share of the CCMT at a fair value of $7,346. As of March 31, 2007, the fair value of our interest was $14,417, reflecting an aggregate unrealized gain of $2,217 and cumulative net amortization of $550. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	March 31, 2007	change	change
Fair value of our interest in CCMT	$14,417	$13,874	$13,356
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 8. Intangibles
In connection with our acquisition of properties from CPA®:12, we have recorded net lease intangibles of $87,654, which are being amortized over periods ranging from 9 to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements. Intangibles are summarized as follows:

Lease intangibles	March 31, 2007	December 31, 2006
In-place lease	$35,715	$35,715
Tenant relationship	10,920	10,920
Above-market rent	46,384	46,384
Less: accumulated amortization	(2,303)	(572)

	$90,716	$92,447

Below-market rent	$(5,365)	$(5,365)
Less: accumulated amortization	46	11

	$(5,319)	$(5,354)

Net amortization of intangibles was $1,697 for the three months ended March 31, 2007. We had no amortization of intangibles during the three months ended March 31, 2006. Based on the intangibles recorded as of March 31, 2007, scheduled annual net amortization of intangibles for each of the next five years is expected to be $6,774.
Note 9. Risk Management and Use of Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors. In addition, we transact business in Finland, France, the Netherlands and the United Kingdom and are also subject to the risks associated with changing exchange rates.

CPA®:14 3/31/2007 10-Q —10

Notes to Consolidated Financial Statements
Use of Derivative Financial Instruments
From time to time, we may obtain variable rate mortgage loans and may enter into interest rate swap contracts with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. We had no interest rate swap agreements in place as of March 31, 2007. In addition, we do not use derivative instruments to hedge foreign exchange rate risk exposure, credit/market risks or for speculative purposes.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. As of March 31, 2007, 85% of our limited recourse mortgage financing bears interest at fixed rates. The majority of our variable rate debt consists of limited recourse mortgage obligations that currently bear interest at fixed rates but may be reset in the future, pursuant to the terms of the mortgage contracts. We are also exposed to foreign exchange rate movements in the Euro and British pound sterling. We manage foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but remain subject to such movements to the extent of the difference.
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Warrants issued to us by Consolidated Theaters Holding, G.P., Compucom Systems, Inc., Vermont Teddy Bear Company and Fitness Ventures are classified as derivative instruments and had an aggregate fair value of $2,880 and $4,338 at March 31, 2007 and December 31, 2006, respectively.
A lease for a property located in the Netherlands provides us with an option to receive a portion of rental payments in Euros or U.S. dollars. Pursuant to the adoption of SFAS 133, this option is deemed a derivative instrument. Our cumulative unrealized foreign currency gain from this option was $5 at both March 31, 2007 and December 31, 2006.
Changes in the fair value of an interest swap instrument on a variable rate loan are included in the determination of net income for the three months ended March 31, 2006. We entered into the interest rate swap agreement for the purpose of fixing the interest rate on the limited recourse obligation for the term of that obligation; however, the swap agreement did not qualify as a hedge for financial accounting purposes and changes in its value have been reflected in earnings. The interest rate swap agreement was terminated during 2006 at a cost of $147 following the payment of the remaining $8,677 balance of the related variable rate limited recourse mortgage obligation, at which time we reversed a cumulative unrealized loss of $229.
For the three months ended March 31, 2007 and 2006, we recognized an unrealized (loss) gain on common stock warrants of ($1,458) and $191, respectively. For the three months ended March 31, 2006, we reversed a cumulative unrealized loss of $229 recognized during 2005 in connection with the termination of an interest rate swap agreement during 2006. We also recognized an unrealized loss of $2 on the foreign currency option during the three months ended March 31, 2006, which is included in gain on foreign currency transactions, net in the consolidated financial statements. No such gains or losses were recognized during the three months ended March 31, 2007.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or conduct business in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of our real estate properties and related loans are located in the United States, with Texas (10%) representing the only significant concentration (greater than 10% of annualized lease revenue). Our real estate properties contain significant concentrations in the following asset types as of March 31, 2007: industrial (33%), warehouse/distribution (28%) and office (21%) and the following tenant industries as of March 31, 2007: retail (23%) and electronics (14%). For both the three months ended March 31, 2007 and 2006, one tenant, Carrefour France, SAS represented approximately 10% of our total lease revenue.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have six tenants in automotive related industries, of which two are currently operating under bankruptcy protection. The tenants who have filed for bankruptcy protection, Collins & Aikman Corporation and Tower Automotive, Inc., have not indicated whether they will affirm their leases. These six tenants accounted for lease revenues of approximately $4,617 and $3,577 for the three months ended March 31, 2007 and 2006, respectively and income from equity investments in real estate of $225 for the three months ended March 31, 2006 and have an aggregate carrying value of $133,197 as of March 31, 2007. (We acquired the remaining interest in the equity investment in real estate in the merger.) Of these totals, the two tenants that are operating under bankruptcy protection accounted for $1,949 and $1,936 for the three months ended March 31, 2007 and 2006, respectively and $58,426 of carrying value at March 31, 2007. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 10. Credit Facility
In November 2006, in connection with the merger, we entered into a $150,000 credit facility with Wells Fargo Bank. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage ratio. The credit facility is guaranteed by our current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require, among other things, us to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. We are in compliance with these

CPA®:14 3/31/2007 10-Q —11

Notes to Consolidated Financial Statements
covenants as of March 31, 2007. The facility also provides us with the right, on up to two occasions, to increase the amount available under the credit facility by not less than $20,000 and not more than $75,000 up to a maximum of $175,000 following the reduction of the credit facility. The credit facility bore annual interest of 6.77% and 6.80% as of March 31, 2007 and December 31, 2006, respectively.
In April 2007, we reduced the amount available under the credit facility from $150,000 to $100,000 and modified certain financial covenants to expand the nature and extent of investments we may make.
Note 11. Commitments and Contingencies
As of March 31, 2007, we were not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of the advisor, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
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
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of CPA®:15’s shares during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by the advisor, including us, as well as the disclosure of such arrangements. At that time the advisor and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by the advisor, Carey Financial, and REITs managed by the advisor to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The advisor and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the advisor, Carey Financial or any REIT managed by the advisor in connection with the distribution of the REITs managed by the advisor or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), CPA®:12 and CPA®:15 as well as us), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer, which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; we paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
The advisor and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue such an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could have a material

CPA®:14 3/31/2007 10-Q —12

Notes to Consolidated Financial Statements
adverse effect on the advisor and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against the advisor or Carey Financial could also have a material adverse effect on us because of our dependence on the advisor and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries or proceedings will have a material effect on the advisor or Carey Financial incremental to that caused by any SEC action.
Note 12. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States, Europe and the United Kingdom and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 includes $403 in expenses that related to the years ended December 31, 2003 - 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized an $80 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $75 of total gross unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have $9 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 13. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. When it is determined that the probable outcome will be a sale, the asset is reclassified as an asset held for sale.
In December 2006, we sold a property in Indiana for $2,116, net of selling costs and recognized a loss on the sale of $996, exclusive of impairment charges totaling $3,810 previously recognized against the property.
In May 2006, we sold a domestic property for $35,512, net of selling costs and recognized a gain on the sale of $14,178. In connection with the sale, we prepaid the existing limited recourse mortgage loan of $11,631 and incurred prepayment penalties of $1,586.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for properties held for sale are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized in the table below. There were no properties held for sale or sold during the three months ended March 31, 2007.

Three months
ended
March 31, 2006
Revenues (primarily rental revenues)	$615
Expenses (primarily interest on mortgages, depreciation and property expenses)	(406)

(Loss) income from discontinued operations	$209

CPA®:14 3/31/2007 10-Q —13

Notes to Consolidated Financial Statements
Note 14. Subsequent Events
In April 2007, we acquired a 33% interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired a 31.35% interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership. The total cost of the interests in these ventures, which are owned with affiliates, is $437,172, of which our share is $138,830. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, of which our share is $120,235, having a variable annual interest rate that has been fixed through an interest rate swap at 5.49% and a term of 10 years. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
Under the terms of the note receivable, the lending venture will receive interest equal to 75.26% of all income earned by the limited partnership. In connection with the acquisition, the property venture agreed to a put and call agreement which obligates the property venture to purchase, from its current holder, 75% of the remaining interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of the purchase. As a result of this purchase, the property venture will own 99.74% of the limited partnership. The property venture has also agreed to a second assignable put and call agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012.
In April 2007, we prepaid a limited recourse mortgage obligation of $9,029 that bore interest at a fixed annual interest rate of 8.11% and incurred a prepayment penalty of $361. We subsequently obtained new limited recourse mortgage financing of $20,000 with a fixed annual interest rate and term of 5.63% and 10 years, respectively.

CPA®:14 3/31/2007 10-Q —14

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2007.
Executive Overview
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of March 31, 2007, our portfolio consisted of our full or partial ownership interest in 287 fully occupied properties leased to 91 tenants and totaling approximately 29.9 million square feet (on a pro rata basis). We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Current Developments and Trends
Current developments include:
Financing Activity — During the three months ended March 31, 2007, we obtained limited recourse mortgage financing on existing properties totaling $15,900 having a weighted average fixed annual interest rate and term of 5.60% and 10 years, respectively. In addition, a venture in which we have a 44.9% interest also obtained limited recourse mortgage financing with a fixed annual interest rate and term of 6.21% and 15 years, respectively. Our share of this financing totaled $10,327.
Quarterly Distribution — In March 2007, our board of directors approved and increased the 2007 first quarter distribution to $0.1934 per share payable in April 2007 to shareholders of record as of March 31, 2007.
SEC Investigation — As previously reported, the advisor and Carey Financial, LLC, the wholly-owned broker-dealer subsidiary of the advisor, are currently subject to an SEC investigation into payments made to third-party broker-dealers in connection with the distribution of REITs managed by the advisor and other matters. Although no regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could materially affect the advisor and the REITs managed by the advisor, including us.
Developments occurring subsequent to our first quarter include:
Investment Activity — In April 2007, we acquired a 33% interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired a 31.35% interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership. The total cost of the interests in these ventures, which are owned with affiliates, is $437,172, of which our share is $138,830. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, of which our share is $120,235, having a variable annual interest rate that has been fixed through an interest rate swap at 5.49% and a term of 10 years. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
Under the terms of the note receivable, the lending venture will receive interest equal to 75.26% of all income earned by the limited partnership. In connection with the acquisition, the property venture agreed to a put and call agreement which obligates the property venture to purchase, from its current holder, 75% of the remaining interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of the purchase. As a result of this purchase, the property venture will own 99.74% of the limited partnership. The property venture has also agreed to a second assignable put and call agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012.
Credit Facility — In April 2007 we reduced the amount available under the credit facility from $150,000 to $100,000 and modified certain financial covenants to expand the nature and extent of investments we may make.

CPA®:14 3/31/2007 10-Q —15

Financing Activity — In April 2007 we refinanced a limited recourse mortgage obligation of $9,029 for $20,000. This transaction allowed us to obtain additional limited recourse mortgage financing at a lower fixed annual rate of 5.63% versus 8.11%. The new financing has a 10-year term. We incurred a prepayment penalty of $361 in connection with this transaction.
Directors — Effective April 2, 2007, Trevor Bond resigned from our board of directors in connection with his appointment to the board of directors of W. P. Carey & Co. LLC. Marshall Blume was appointed as an independent director of our board of directors, effective April 2, 2007.
Current trends include:
Our current business plan is principally focused on managing our existing portfolio of properties, including those properties we acquired from CPA®:12 in December 2006 (the “merger”). While we are not currently seeking to make new significant investments, we may make acquisitions if attractive opportunities arise. (See “Investment Activity” in “Developments occurring subsequent to our first quarter” above.) As a result of recent increases in real estate prices, we expect that we will be able to take advantage of these opportunities by selectively disposing of properties, obtaining new limited recourse mortgage financing on unencumbered assets or refinancing mortgages on existing properties if we can obtain such financing on attractive terms.
Our ability to obtain new financing will be affected by the interest rate environment. Increases in long-term interest rates would likely cause the value of our real estate assets to decrease and would compromise the amount and terms of financing we can obtain. We will attempt to mitigate the effect of potential increases in long-term interest rates by seeking mortgage financing with fixed annual interest rates. We constantly evaluate our debt exposure and to the extent we are able to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short-term interest rate fluctuation.
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
Credit and financing spreads are at relatively low levels on a historic basis. While there are general concerns that these spreads may widen in the near term, we have not seen any material widening to date during 2007. Widening of credit and financial spreads could increase our cost of borrowing for new acquisitions and refinancing of existing debt, but may also allow us to charge higher lease rates for new leases.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have six tenants in automotive related industries, of which two are currently operating under bankruptcy protection. The tenants who have filed for bankruptcy protection, Collins & Aikman Corporation and Tower Automotive, Inc., have not indicated whether they will affirm their leases. These six tenants accounted for lease revenues of approximately $4,617 and $3,577 for the three months ended March 31, 2007 and 2006, respectively and income from equity investments in real estate of $225 for the three months ended March 31, 2006 and have an aggregate carrying value of $133,197 as of March 31, 2007. (We acquired the remaining interest in the equity investment in real estate in the merger.) Of these totals, the two tenants that are operating under bankruptcy protection accounted for $1,949 and $1,936 for the three months ended March 31, 2007 and 2006, respectively and $58,426 of carrying value at March 31, 2007. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in the Euro and the British pound sterling, which account for approximately 14% and 1% of annualized contractual lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended March 31, 2007, the average rate for the U.S. dollar in relation to both the Euro and the British pound sterling was weaker than during the three months ended March 31, 2006, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current period as compared to the first quarter of 2006.
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

CPA®:14 3/31/2007 10-Q —16

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
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,
	2007	2006
Rental income	$35,869	$28,324
Interest income from direct financing leases	4,068	3,482

	$39,937	$31,806

CPA®:14 3/31/2007 10-Q —17

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
	2007	2006
Carrefour France, SAS (a) (b)	$3,996	$3,563
Petsmart, Inc. (c)	2,076	2,164
Federal Express Corporation (c)	1,717	1,698
Nortel Networks Limited (d)	1,664	1,500
Dick’s Sporting Goods, Inc. (f)	1,352	615
Atrium Companies, Inc.	1,253	1,229
Katun Corporation (b)	1,076	947
Advance PCS, Inc.	1,075	1,075
Tower Automotive, Inc. (e)	1,026	1,049
Special Devices, Inc. (e) (g)	953	—
Metaldyne Company LLC (e)	947	902
Collins & Aikman Corporation (e)	923	887
Perkin Elmer, Inc. (a)	908	819
McLane Company Foodservice Inc. (c)	869	909
APW North America Inc.	777	763
Amerix Corporation	732	732
Builders FirstSource, Inc. (c)	653	644
Gerber Scientific, Inc.	622	608
Gibson Guitar Corp. (c)	608	615
Other (a) (c) (e) (f) (g)	16,710	11,087

	$39,937	$31,806

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase is due to fluctuations in foreign currency exchange rates and rent increase.

(c)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $2,049 and $2,017 for the three months ended March 31, 2007 and 2006, respectively.

(d)	Increase is due to rent increase.

(e)	Tenant operates in the automotive industry. Tower Automotive and Collins & Aikman both filed for Chapter 11 bankruptcy protection in 2005. Included in “Other” are lease revenues from American Tire Distributors, Inc. and Meridian Automotive Systems, Inc. totaling $768 and $739 for the three months ended March 31, 2007 and 2006, respectively.

(f)	Includes lease revenues from properties acquired in the merger.

(g)	We acquired the remaining interest in this property in the merger and now consolidate the entity which holds the asset. We previously accounted for this entity under the equity method of accounting.

CPA®:14 3/31/2007 10-Q —18

We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 11.54% to 66.67%. Our share of net lease revenues in the following lease obligations is as follows:

	Three months ended March 31,
	2007	2006
True Value Company (a)	$1,746	$1,262
Advanced Micro Devices, Inc. (a)	1,742	871
LifeTime Fitness, Inc. (a) (b)	1,288	—
Mercury Partners and U-Haul Moving Partners	823	823
Compucom Systems, Inc. (a)	758	379
CheckFree Holdings, Inc.	589	575
Starmark Camhood, LLC (a) (b)	526	1,672
The Upper Deck Company (c)	399	—
Del Monte Corporation (c)	344	—
Best Buy Co., Inc. (c)	340	—
Special Devices, Inc. (d)	—	538
Textron, Inc. (d)	—	338
Other (c)	860	314

	$9,415	$6,772

(a)	Additional interest in this equity investment in real estate acquired in the merger.

(b)	In 2006, the advisor approved a restructuring plan with Starmark. Amounts for Starmark exclude the operations of four properties that were transferred to a third party and reclassified as discontinued operations. Six properties were re-leased to Life Time Fitness, Inc. in June 2006.

(c)	Consists of our share of net lease revenues from equity investments in real estate acquired in the merger.

(d)	Property is consolidated effective December 1, 2006 following acquisition of the remaining interest in the property in the merger.
Results Of Operations
On December 1, 2006, we acquired $540,500 in real estate and equity investments in real estate in connection with the merger. In the merger, we acquired the remaining interests in two investments that had previously been classified as equity investments in real estate and now consolidate them on our financial statements.
Lease Revenues
For the three months ended March 31, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased by $8,131. Properties acquired in the merger contributed $7,080 of the increase, including $1,519 of lease revenues generated by the two investments that we now consolidate following the merger. Lease revenues also benefited by $873 as a result of rent increases at several properties. Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Depreciation and Amortization Expense
For the three months ended March 31, 2007 and 2006, depreciation expense increased $2,467 primarily as a result of properties acquired in the merger.
Property Expenses
For the three months ended March 31, 2007 and 2006, property expenses increased by $1,989 primarily due to an increase in asset management and performance fees of $1,336 as a result of the increase in our asset base following the merger as well as an increase in our annual asset valuation, which was performed as of December 31, 2006. The increase in property expense also reflects an increase in uncollected rent expense of $689 related to two investments where the tenants are currently experiencing financial difficulties. We acquired one of these investments in the merger.

CPA®:14 3/31/2007 10-Q —19

General and Administrative
For the three months ended March 31, 2007 and 2006, general and administrative expense increased by $270, primarily due to an increase in our share of expenses allocated by the advisor as a result of the increase in our asset base following the merger.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2007 and 2006, income from equity investments in real estate decreased by $1,669, primarily from the sale of two equity investments in real estate during 2006, which resulted in a decrease of $1,151, and a decrease of $367 related to the consolidation of two investments following our acquisition of the remaining interests in the merger. Results of operations from equity investments in real estate acquired in the merger did not have a material impact on income as a result of non-cash amortization charges that largely offset our share of income generated by the underlying investments.
(Loss) Gain on Derivative Instruments and Real Estate, Net
For the three months ended March 31, 2007, we recognized a loss on derivative instruments and real estate, net of $1,514, as compared with a gain of $376 during the comparable prior year period. The loss for the current period is primarily due to the recognition of an out-of-period adjustment related to the valuation of certain stock warrants of $981 and the recognition of an additional loss on the warrants for the current period totaling $477 (Note 2).
Interest Expense
For the three months ended March 31, 2007 and 2006, interest expense increased by $2,967, primarily due to an increase of $2,594 related to properties acquired in the merger, including $660 of interest expense incurred by the two investments that we now consolidate following the merger. Interest expense also increased as a result of interest expense incurred on the credit facility of $249.
Net Income
For the three months ended March 31, 2007 and 2006, net income decreased $3,333 primarily due to the recognition of a loss on stock warrants totaling $1,458, a decrease in income from equity investments in real estate of $1,151 following the sale of two investments in 2006 and an increase in uncollected rent expense of $689. Increases in lease revenues from properties acquired in the merger were largely offset by merger-driven increases in depreciation and amortization expense, property expenses and interest expense. These variances are described above.
Financial Condition
Uses of Cash During the Period
Cash and cash equivalents totaled $18,066 as of March 31, 2007, a decrease of $925 from the December 31, 2006 balance. We believe that we have sufficient cash balances to meet our working capital needs. Our sources and use of cash during the period are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. For the three months ended March 31, 2007, we used cash flows from operating activities to fund a significant portion of our distributions to shareholders of $17,326, scheduled principal payment installments on mortgage debt of $4,159 and distributions to minority partners of $643. Cash flows from distributions received on equity investments in real estate were used to fund the difference.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. We received distributions from our equity investments in real estate in excess of cumulative income totaling $13,614, of which $10,327 represents our share of mortgage proceeds obtained by a venture in Plainfield, Indiana. We also received $1,850 from the sale of excess land at a property in Utah, $1,005 of which we used to prepay a portion of the mortgage on the property. The annual installment of deferred acquisition fees is paid to our advisor each January and was $4,369 in 2007.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we obtained limited recourse mortgage financing totaling $15,900 on several previously unencumbered properties and used $21,005 to make repayments totaling $20,000 on our credit facility and to prepay a portion of the mortgage obligation at the Utah property. We also received $2,297 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan and used $5,402 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.

CPA®:14 3/31/2007 10-Q —20

Summary of Financing
The table below summarizes our mortgage notes payable as of March 31, 2007 and 2006, respectively.

	March 31,
	2007	2006
Balance:
Fixed rate	$681,832	$635,906
Variable rate (1) (2)	121,030	17,841

Total	$802,862	$653,747

Percent of total debt:
Fixed rate	85%	97%
Variable rate (2)	15%	3%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	7.57%	7.43%
Variable rate (2)	6.40%	6.58%

(1)	Includes amounts outstanding under our credit facility totaling $5,000 at March 31, 2007.

(2)	Included in variable rate debt at March 31, 2007 is (i) $23,301 in aggregate principal of our credit facility ($5,000) and variable rate mortgages ($18,301) which have not been hedged and (ii) $97,729 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term.
Cash Resources
As of March 31, 2007, our cash resources consisted of the following:
—	Cash and cash equivalents totaling $18,066, of which $7,790, at current exchange rates, was held in foreign bank accounts to maintain local capital requirements;

—	Credit facility with unused capacity of up to $145,000 ($95,000 following the reduction of the credit facility in April 2007 as described below); and

—	Unleveraged properties with a carrying value of $64,154, subject to meeting certain financial ratios on our credit facility.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.
Credit Facility
In connection with the merger, we entered into a $150,000 credit facility with Wells Fargo Bank in November 2006. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage ratio. The credit facility is guaranteed by our current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require, among other things, us to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of March 31, 2007. The facility also provides us with the right, on up to two occasions, to increase the amount available under the credit facility by not less than $20,000 and not more than $75,000 up to a maximum of $175,000 following the reduction of the credit facility.
As described in Current Developments and Trends above, in April 2007 we reduced the maximum amount available under the credit facility from $150,000 to $100,000 and modified certain financial covenants to expand the nature and extent of investments we may make.

CPA®:14 3/31/2007 10-Q —21

We expect cash flows from operating activities to be affected by several factors in 2007 including:
—	The full year impact from properties acquired in the merger, which we estimate will generate annual lease revenue and cash flow of approximately $21,600 and $12,000, respectively, and annual distributions from equity investments in real estate of approximately $9,200. There are no scheduled balloon payments on any of the properties acquired from CPA®:12 until July 2008.

—	The advisor’s election in 2007 to continue to receive performance fees in restricted shares.

—	Scheduled rent increases on several properties during 2007 should result in additional cash from operations.

—	The full year impact of dispositions completed in 2006, which will reduce cash flow in 2007.
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
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of March 31, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Mortgage notes payable — Principal	$797,862	$20,727	$140,907	$416,371	$219,857
Mortgage notes payable — Interest (1)	291,518	58,925	108,577	76,374	47,642
Credit facility — Principal	5,000	—	5,000	—	—
Credit facility — Interest (1)	903	339	564	—	—
Deferred acquisition fees — Principal	11,275	3,848	5,523	1,784	120
Deferred acquisition fees — Interest	1,571	695	717	152	7
Subordinated disposition fees (2)	3,562	—	—	—	3,562
Property improvements (3)	11,200	5,600	5,600	—	—
Operating leases (4)	7,118	709	1,424	1,479	3,506

	$1,130,009	$90,843	$268,312	$496,160	$274,694

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate and balance outstanding as of March 31, 2007.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Represents our pro rata share of landlord improvements on properties leased to LifeTime Fitness, Inc. We acquired an additional 15% interest in these properties in the merger.

(4)	Operating lease obligations consist primarily of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2007.
As of March 31, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

CPA®:14 3/31/2007 10-Q —22

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. As of March 31, 2007, neither our venture partners nor we had entered into any interest rate swaps.
Our objective in using derivatives is to limit our exposure to interest rate movements. We do not use derivative instruments to hedge foreign exchange rate risk exposure, credit/market risks or for speculative purposes.
We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. Certain stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses.
Because we transact business in Finland, France, the Netherlands and the United Kingdom, we are also exposed to foreign exchange rate movements. We manage foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency.
Interest Rate Risk
The value of our real estate and related fixed debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit quality of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults could increase and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. We acquired an additional interest in the CCMT valued at $7,346 on December 1, 2006 in connection with the merger. Our total interests in CCMT had a fair value of $14,417 and $13,911 as of March 31, 2007 and December 31, 2006, respectively. We also own marketable equity securities of Core-Mark Holding Company, Inc. and Sentry Technology Corporation, which based on their quoted per share prices had a fair value of $324 and $296 as of March 31, 2007. Warrants issued to us by Consolidated Theaters Holding, G.P., Compucom Systems, Inc., Vermont Teddy Bear Company and Fitness Ventures are classified as derivative instruments and had an aggregate fair value of $2,880 and $4,338 at March 31, 2007 and December 31, 2006, respectively.
At March 31, 2007, significantly all of our long-term debt either bears interest at fixed rates or is currently at a fixed rate but has interest rate reset features which will change the interest rates to variable rates at some point in the term. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. Annual interest rates on fixed rate debt as of March 31, 2007 ranged from 5.15% to 9.38%. The interest rates on our variable rate debt as of March 31, 2007 ranged from 5.15% to 7.32%.

CPA®:14 3/31/2007 10-Q —23

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$9,534	$31,005	$77,795	$84,433	$282,464	$196,601	$681,832	$683,381
Weighted average interest rate	7.45%	7.12%	8.29%	8.03%	7.49%	7.27%
Variable rate debt	$3,235	$4,541	$9,756	$5,056	$5,292	$93,150	$121,030	$121,030
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $28,444. Annual interest expense on our variable rate debt that has not been hedged and does not currently bear interest at fixed rates would increase or decrease by $233 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have foreign operations in the United Kingdom, Finland, France and the Netherlands and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the British pound sterling (U.K). For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $610 and $277 for the three months ended March 31, 2007 and 2006, respectively and net unrealized foreign currency translation gains were $48 and $64 for the three months ended March 31, 2007 and 2006, respectively. Such gains and losses are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For three months ended March 31, 2007, Carrefour France SAS, which leases properties in France, contributed 10% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.

CPA®:14 3/31/2007 10-Q —24

Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
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
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of March 31, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2007 at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have augmented our internal and external tax resources to assist us with the review and assessment of foreign tax obligations and have determined to discontinue our relationship with a third party valuation firm that provided us with information used in determining changes in the fair value of stock warrants held by us.

CPA®:14 3/31/2007 10-Q —25

PART II
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended March 31, 2007, 171,982 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at per share amounts of $13.20. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
January	—	—	N/A	N/A
February	—	—	N/A	N/A
March	441,232	$12.24	N/A	N/A

Total	441,232

(1)	All shares were purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	First Amendment to Credit Agreement and Consent	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:14 3/31/2007 10-Q —26

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 5/15/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 5/15/2007	By:	/s/ Claude Fernandez
Claude Fernandez
Managing Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:14 3/31/2007 10-Q —27