Form 10-Q
period 2007-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2007-08-14
CIK 1041326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Registrant has 88,069,360 shares of common stock, $.001 par value outstanding at August 8, 2007.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2006. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:14 6/30/2007 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
		(NOTE)
Assets
Real estate, net	$1,141,092	$1,154,336
Net investment in direct financing leases	137,235	137,147
Equity investments in real estate	185,439	200,332
Cash and cash equivalents	27,395	18,991
Marketable securities	14,567	14,207
Intangible assets, net	88,989	92,447
Other assets, net	54,978	57,863

Total assets	$1,649,695	$1,675,323

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$806,311	$785,815
Credit facility	—	25,000
Accounts payable, accrued expenses and other liabilities	13,188	13,921
Prepaid and deferred rental income and security deposits	27,427	30,924
Due to affiliates	24,309	25,231
Distributions payable	16,997	17,327

Total liabilities	888,232	898,218

Minority interest in consolidated entities	18,883	19,465

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 91,291,028 and 90,514,607 shares issued and outstanding, respectively	91	90
Additional paid-in capital	884,151	874,370
Distributions in excess of accumulated earnings	(115,923)	(99,405)
Accumulated other comprehensive income	12,861	11,801

	781,180	786,856
Less, treasury stock at cost, 3,630,912 and 2,861,902 shares, respectively	(38,600)	(29,216)

Total shareholders’ equity	742,580	757,640

Total liabilities and shareholders’ equity	$1,649,695	$1,675,323

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 6/30/2007 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
Rental income	$36,260	$28,380	$72,129	$56,704
Interest income from direct financing leases	4,067	3,501	8,135	6,983
Other operating income	1,099	881	1,492	1,323

	41,426	32,762	81,756	65,010

Operating Expenses
Depreciation and amortization	(8,400)	(9,518)	(16,619)	(15,270)
Property expenses	(8,031)	(5,381)	(15,301)	(10,662)
General and administrative	(2,089)	(1,452)	(4,099)	(3,192)
Impairment charge	(345)	—	(345)	—

	(18,865)	(16,351)	(36,364)	(29,124)

Other Income and Expenses
Income from equity investments in real estate	2,380	9,357	4,969	13,615
Other interest income	614	691	1,218	1,152
Minority interest in income	(305)	(485)	(708)	(1,028)
Gain (loss) on derivative instruments and real estate, net	390	10	(1,124)	386
Gain on foreign currency transactions, net	50	226	708	567
Interest expense	(16,475)	(12,479)	(32,017)	(25,054)

	(13,346)	(2,680)	(26,954)	(10,362)

Income from continuing operations before income taxes	9,215	13,731	18,438	25,524
Provision for income taxes	(457)	(89)	(939)	(17)

Income from continuing operations	8,758	13,642	17,499	25,507

Discontinued Operations
Loss from operations of discontinued properties	—	(1,811)	—	(1,602)
Gain on sale of real estate, net	—	14,178	—	14,178

Income from discontinued operations	—	12,367	—	12,576

Net Income	$8,758	$26,009	$17,499	$38,083

Earnings Per Share
Income from continuing operations	$0.10	$0.20	$0.20	$0.38
Income from discontinued operations	—	0.18	—	0.18

Net income	$0.10	$0.38	$0.20	$0.56

Weighted Average Shares Outstanding	87,818,845	68,651,410	87,802,752	68,540,961

Distributions Declared Per Share	$0.1939	$0.1929	$0.3873	$0.3853

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 6/30/2007 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$8,758	$26,009	$17,499	$38,083
Other comprehensive income
Foreign currency translation adjustment	690	1,541	526	1,986
Change in unrealized (loss) gain on marketable securities	(88)	(98)	534	276

	602	1,443	1,060	2,262

Comprehensive income	$9,360	$27,452	$18,559	$40,345

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 6/30/2007 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2007	2006
Cash Flows — Operating Activities
Net income	$17,499	$38,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	19,565	15,998
Straight-line rent adjustments	(1,277)	(1,350)
(Income) loss from equity investments in real estate in excess of distributions received	(1,321)	10,009
Minority interest in income	708	1,028
Security deposit placed in restricted account	—	—
Issuance of shares to affiliate in satisfaction of fees due	5,249	4,477
Impairment charge on real estate	345	—
Realized gain on foreign currency transactions, net	(633)	(338)
Unrealized gain on foreign currency transactions, net	(75)	(229)
Realized loss on sale of securities	—	44
Reversal of unrealized loss on derivatives	—	(229)
Unrealized loss (gain) on warrants and derivatives, net	1,068	(201)
Loss (gain) from sale of real estate	56	(14,178)
Change in other operating assets and liabilities, net	(1,431)	(588)

Net cash provided by operating activities	39,753	52,526

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	37,896	35,707
Purchases of equity investments in real estate and other capital expenditures	(18,874)	(164)
Proceeds from sale of land	1,850	35,512
Proceeds from sale of securities	—	2,986
Funds placed in restricted account for future investment	—	(21,741)
Payment of deferred acquisition fees to an affiliate	(4,369)	(3,514)

Net cash provided by investing activities	16,503	48,786

Cash Flows — Financing Activities
Distributions paid	(34,267)	(26,274)
Distributions to minority interest partners	(1,290)	(1,750)
Proceeds from mortgages and credit facility	85,900	12,000
Prepayment of mortgage principal and credit facility	(85,034)	(24,167)
Scheduled payments of mortgage principal	(8,234)	(6,087)
Deferred financing costs and mortgage deposits	(200)	(156)
Proceeds from issuance of shares, net of costs	4,533	3,229
Purchase of treasury stock	(9,384)	(4,481)

Net cash used in financing activities	(47,976)	(47,686)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	124	99

Net increase in cash and cash equivalents	8,404	53,725
Cash and cash equivalents, beginning of period	18,991	37,871

Cash and cash equivalents, end of period	$27,395	$91,596

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 6/30/2007 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 14 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of June 30, 2007, our portfolio consisted of our full or partial ownership interest in 324 fully occupied properties leased to 92 tenants, totaling approximately 31 million square feet (on a pro rata basis). We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
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
CPA®:14 6/30/2007 10-Q — 6

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We have international investments in European Union which are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Lease revenues	$6,104	$5,368	$11,859	$10,491

Income from equity investments in real estate (1)	14	—	14	—

	As of
	June 30, 2007	December 31, 2006
Long-lived assets	$192,949	$191,098

Carrying value of equity investments in real estate (1)	21,861	—

(1)	We acquired this investment in April 2007 (see Note 6).
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (Note 13).
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2003 – 2006. These errors related to accounting for foreign income taxes (aggregating $403 over the period from 2003 – 2006) and valuation of stock warrants (aggregating $981 in the 4th quarter of 2006) that are accounted for as derivative instruments pursuant to SFAS 133. As a result of these errors, net income was overstated by approximately $100 in 2003, $105 in each of 2004 and 2005 and $1,074 in 2006. We concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1,384 is not material to the quarter ended March 31, 2007, nor is it expected to be material to the year ending December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the quarter ended March 31, 2007, rather than restating prior periods.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
FIN 48
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 12).
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year. We do not believe that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.
CPA®:14 6/30/2007 10-Q — 7

Notes to Consolidated Financial Statements
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
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for our fiscal year beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SOP 07-1 will have on our financial position and results of operations.
FIN 46(R)-7
In May 2007, the FASB issued Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
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
CPA®:14 6/30/2007 10-Q — 8

Notes to Consolidated Financial Statements
addition, the advisor owned 2,134,140 shares of CPA®:12 as of December 1, 2006 and elected to receive $9,861 in cash and 1,022,800 shares of our stock on consummation of the merger.
In connection with the merger, we entered into a $150,000 credit facility with Wells Fargo Bank (see Note 10). Additionally, the advisor agreed to make available to us a loan of up to $50,000 to be funded using the advisor’s existing credit line. In connection with the consummation of the merger on December 1, 2006, we borrowed $24,000 from the advisor at an annual interest rate of 8.25% to facilitate the merger closing. We repaid the loan on December 5, 2006 with proceeds from the credit facility.
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
Note 4. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3,045 and $2,185 for the three months ended June 30, 2007 and 2006, respectively, and $5,925 and $4,397 for the six months ended June 30, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. A portion of the fees is deferred and is payable in equal annual installments each January over no less than eight years following the first anniversary of the date a property was purchased, and bears interest at an annual rate of 6%. Current and deferred acquisition fees were $3,471 and $2,776, respectively, for investments that were acquired during both the three and six months ended June 30, 2007. No such fees were incurred during the three and six months ended June 30, 2006. In connection with the merger, we assumed deferred fees incurred by CPA®:12 totaling $2,734 that bear interest at an annual rate of 7% and have scheduled installment payments through 2013. Unpaid installments totaled $14,051 and $15,644 as of June 30, 2007 and December 31, 2006, respectively, and are included in due to affiliates in the consolidated financial statements. An annual installment of $4,369 in deferred fees was paid in cash to the advisor in January 2007. Fees are also payable to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the merger (Note 3). Such fees are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event. Such fees totaled $3,562 as of June 30, 2007.
In connection with managing our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $867 and $669 for the three months ended June 30, 2007 and 2006, respectively, and $1,876 and $1,393 for the six months ended June 30, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 11.54% to 90% with the remaining interests generally held by affiliates.
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred for the three months ended June 30, 2007 and 2006 was $196 and $192, respectively, and $394 and $397 for the six months ended June 30, 2007 and 2006, respectively. Based on current gross revenues, our estimated current share of aggregate future annual minimum lease payments is $600 through 2016.
CPA®:14 6/30/2007 10-Q — 9

Notes to Consolidated Financial Statements
Note 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	June 30, 2007	December 31, 2006
Cost	$1,293,662	$1,291,598
Less: Accumulated depreciation	(152,570)	(137,262)

	$1,141,092	$1,154,336

In June 2006, we entered into an agreement with a third party in connection with a property in York, Pennsylvania. Under the terms of the agreement, our existing warehouse facility was demolished and the existing land is being redeveloped as part of the construction of a new retail shopping center. In connection with demolishing the property, we recognized a charge to depreciation expense of $3,730 to fully depreciate the property during June 2006. On completion of construction, which is expected to occur during 2007, the third party will transfer to us a newly constructed retail facility with a tenant in place in exchange for our redeveloped land. We defeased the outstanding limited recourse mortgage obligation of $3,859 upon entering into this transaction.
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
Upon completion of the merger in December 2006, we acquired interests in several investments in real estate which we account for under the equity method of accounting. We increased our existing ownership interests in several equity investments in real estate to greater than 50%; however, we continue to account for these properties under the equity method of accounting under the provisions of EITF 04-05, as described in Note 2. We acquired the remaining interests in two existing investments which had previously been accounted for under the equity method of accounting and now consolidate these investments effective December 1, 2006.
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest at	Carrying Value
Lessee	June 30, 2007	June 30, 2007	December 31, 2006
True Value Company	50%	$32,360	$32,555
Starmark Holdings LLC, LifeTime Fitness, Inc. and Town Sports International Holdings, Inc. (1)	56%	30,717	35,011
Best Buy Co., Inc.	37%	23,461	24,318
Hellweg Die Profi-Baumarkte GmbH & Co. KG (2)	31.76%	21,862	—
Advanced Micro Devices, Inc.	66.67%	19,747	20,169
U-Haul Moving Partners, Inc. and Mercury Partners, LP	11.54%	13,651	13,484
The Upper Deck Company	50%	13,480	13,622
Compucom Systems, Inc.	66.67%	12,370	12,623
Del Monte Corporation	50%	9,428	9,669
ShopRite Supermarkets, Inc.	45%	6,835	6,851
Checkfree Holdings, Inc.	50%	2,294	2,532
Sicor, Inc. (3)	50%	491	19,286
Dick’s Sporting Goods, Inc. (4)	44.9%	(1,257)	10,212

		$185,439	$200,332

(1)	Starmark Holdings LLC, LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.

Together with an affiliate, we own an interest in a venture owning 15 properties formerly leased to Starmark Holdings LLC under a master lease agreement. We owned a 41% interest in this venture and acquired an additional 15% interest in the venture in the merger. We continue to account for this investment under the equity method of accounting as our affiliate is the managing
CPA®:14 6/30/2007 10-Q — 10

Notes to Consolidated Financial Statements

member in the limited liability company and is required to consolidate the investment under the provisions of EITF 04-05. Our interest in this investment had a carrying value of $30,717 and $35,011 as of June 30, 2007 and December 31, 2006, respectively, and accounted for $2,216 and $(8,761) of income (loss) from equity investments in real estate for the six months ended June 30, 2007 and 2006, respectively. The loss in 2006 reflects the recognition of impairment charges and prepayment penalties and debt defeasance costs as described below.

In January 2006, the advisor entered into a cooperation agreement with Starmark. Under this cooperation agreement, the advisor, on behalf of our affiliates and us, agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants were replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs the venture incurred in connection with transactions under the cooperation agreement.

In June 2006, the advisor approved a plan to restructure the master lease agreement with Starmark. Under the restructuring plan, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc., a new tenant unaffiliated with Starmark, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark were transferred to Life Time in exchange for Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. This commitment is secured by letters of credit totaling $10,000. The venture transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture had previously written down the four transferred properties to their estimated fair values, as described below. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through security deposits and prepaid rent totaling $7,678 that were released by Starmark prior to the merger. The $20,000 of improvements is for the benefit of the venture and will be retained by the venture upon expiration of the lease. One additional property was re-leased to Town Sports International Holdings, Inc. (“Town Sports”), a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark. The master lease agreement was amended to remove these properties.

As a result of approving the restructuring plan, during the second quarter of 2006, the venture incurred charges totaling $24,978, including $18,678 to write off intangible assets on the properties leased to Starmark and $6,300 to reduce the carrying value of the four properties to be sold to their estimated fair values. During the third quarter of 2006, the venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072. During the fourth quarter of 2006, the venture obtained new limited recourse mortgage financing of $80,000 on the Life Time properties at a fixed annual interest rate of 5.75% and with a 10-year term. In April 2007, the venture obtained new limited recourse mortgage financing of $8,000 on the Town Sports property at a fixed annual interest rate of 5.59% and with a 10-year term.

In December 2006, a third party, Fitness Ventures, purchased 100% of the existing shareholders’ interests in the ownership of Starmark. At this time, Fitness Ventures issued warrants to us and our affiliate to acquire up to 10% of its equity and entered into new leases for the four remaining properties under terms which are similar to the original master lease. Concurrent with these transactions, the cooperation agreement with Starmark was terminated and the venture recognized lease termination income of $8,145, of which $7,678 represented security deposits and prepaid rent from Starmark and $467 represented the release of real estate tax escrows funded by the venture which have been replaced by escrows funded by the new lessees.

Our share of the effects of the venture’s transactions is reflected as part of income from equity investments in our statements of income in the periods described.

(2)	Hellweg Die Profi-Baumarkte GmbH & Co. KG

In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75.26% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 31.76%. The total cost of the interests in these ventures, which are owned with affiliates, is $446,387. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, having a fixed annual interest rate of 5.49% and a term of 10 years. All amounts are based upon the exchange rate of the Euro at the date of acquisition.

In connection with the acquisition, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property
CPA®:14 6/30/2007 10-Q — 11

Notes to Consolidated Financial Statements

venture would own 99.74% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.

(3)	In June 2007, this venture completed the refinancing of a limited recourse mortgage of $2,483 for $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.

(4)	In January 2007, this venture obtained limited recourse mortgage financing of $23,000 and distributed the proceeds to the venture partners.
Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below:

	June 30, 2007	December 31, 2006
Assets	$1,864,212	$913,466
Liabilities	(1,133,806)	(538,085)

Partners’ and members’ equity	$730,406	$375,381

	Six months ended June 30,
	2007	2006
Revenue	$61,572	$56,391
Expenses	(40,896)	(31,959)
Gain on sale of real estate (5)	—	41,101
Impairment charge (1)	—	(24,978)

Net income	$20,676	$40,555

Our share of income from equity investments in real estate	$4,969	$13,615

(5)	Clear Channel Communications, Inc.

In June 2006, a venture in which we and an affiliate held 40% and 60% interests, respectively, sold a property in New York leased to Clear Channel Communications, Inc. for $200,012, net of closing costs, and recognized a gain on the sale of $41,101, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases. In connection with the sale, the venture repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981.
Note 7. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. As of June 30, 2007, the fair value of our interest was $14,221, reflecting an aggregate unrealized gain of $2,107 and cumulative net amortization of $636. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.
One key variable in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	June 30, 2007	change	change
Fair value of our interest in CCMT	$14,211	$13,699	$13,195
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
CPA®:14 6/30/2007 10-Q — 12

Notes to Consolidated Financial Statements
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

	June 30, 2007	December 31, 2006
Lease intangibles In-place lease	$35,715	$35,715
Tenant relationship	10,920	10,920
Above-market rent	46,384	46,384
Less: accumulated amortization	(4,030)	(572)

	$88,989	$92,447

Below-market rent	$(5,365)	$(5,365)
Less: accumulated amortization	80	11

	$(5,285)	$(5,354)

Net amortization of intangibles was $1,692 and $3,389 for the three and six months ended June 30, 2007, respectively. We had no amortization of intangibles during the three and six months ended June 30, 2006. Based on the intangibles recorded as of June 30, 2007, scheduled annual net amortization of intangibles for each of the next five years is expected to be $6,774.
Note 9. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors. In addition, we transact business in the European Union and are also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. To mitigate this risk we enter into hedging arrangements with counterparties that are large, credit worthy financial institutions. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders, which effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using derivatives is to limit our exposure to interest rate movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate swaps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings.
During the first quarter of 2006, we terminated an interest rate swap agreement that was characterized as a fair value hedge at a cost of $147 following the payment of the remaining $8,677 balance of the related variable rate limited recourse mortgage obligation. We reversed a cumulative unrealized loss of $229 upon termination of the swap.
Foreign Currency Exchange
We are also exposed to foreign currency exchange rate movements in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service.
CPA®:14 6/30/2007 10-Q — 13

Notes to Consolidated Financial Statements
Stock Warrants
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. As of June 30, 2007, warrants issued to us having an aggregate fair value of $3,270 are included in other assets. Changes in the fair value of warrants generated an unrealized gain (loss) of $390 and $10 for the three months ended June 30, 2007 and 2006, respectively, and $(1,068) and $201 for the six months ended June 30, 2007 and 2006, respectively, and are included in gain (loss) on derivative instruments and real estate, net in the consolidated financial statements.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, conduct business in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of our directly owned real estate properties and related loans are located in the United States, with Texas (10%) representing the only significant concentration (greater than 10% of current annualized lease revenue). Our directly owned real estate properties in France are leased to one tenant, Carrefour SA, and account for 10% of current annualized lease revenue. Our directly owned real estate properties contain significant concentrations in the following asset types as of June 30, 2007: industrial (33%), warehouse/distribution (28%) and office (21%) and the following tenant industries as of June 30, 2007: retail (23%) and electronics (14%).
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have six tenants in automotive related industries. These six tenants accounted for lease revenues of $9,295 and $7,160 for the six months ended June 30, 2007 and 2006, respectively and have an aggregate carrying value of $132,201 as of June 30, 2007. We recognized income from an equity investment in real estate of $448 from one of these tenants during the six months ended June 30, 2006, and subsequently acquired the remaining interest in this investment in the merger. Although one of our automotive tenants, Collins & Aikman Corporation, is currently operating under bankruptcy protection, the bankruptcy court has confirmed a plan of reorganization under which Collins & Aikman’s assets will be sold to a third party. Under the terms of the reorganization plan and upon consummation of this sale, Collins & Aikman will affirm leases for four of the six properties it leases from us and will repurchase the remaining two from us. Collins & Aikman accounted for lease revenues of $1,835 and $1,774 for the six months ended June 30, 2007 and 2006, respectively, and $27,110 of carrying value at June 30, 2007. We incurred an impairment charge of $345 on the properties leased to Collins & Aikman during the current quarter to reduce the properties’ carrying value to their estimated fair value. Two additional tenants, Tower Automotive, Inc. and Meridian Automotive Systems, Inc., affirmed their leases with us upon emerging from bankruptcy protection in July 2007 and December 2006, respectively. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in the automotive industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 10. Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150,000. We reduced the amount available under the credit facility to $100,000 in April 2007. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage ratio. The credit facility is guaranteed by our current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. In connection with the reduction of the credit facility in April 2007, we modified certain financial covenants to expand the nature and extent of investments we may make. The facility also provides us with the right to increase the amount available under the credit facility up to a maximum of $175,000 upon satisfaction of certain conditions. The credit facility bore annual interest of 6.77% and 6.80% as of June 30, 2007 and December 31, 2006, respectively. Outstanding balances on the credit facility were $0 and $25,000 at June 30, 2007 and December 31, 2006, respectively.
CPA®:14 6/30/2007 10-Q — 14

Notes to Consolidated Financial Statements
Note 11. Commitments and Contingencies
As of June 30, 2007, we were not involved in any material litigation.
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
CPA®:14 6/30/2007 10-Q — 15

Notes to Consolidated Financial Statements
Note 12. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States, Europe and the United Kingdom and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the first quarter of 2007 included $403 in expenses that related to the years ended December 31, 2003 – 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized an $80 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $75 of total gross unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have $9 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 13. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the relevant criteria have been met in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale.
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
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for the three and six months ended June 30, 2006 and are summarized as follows. We had no discontinued operations for the three and six months ended June 30, 2007, respectively.

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Revenues	$309	$924
Expenses	(2,120)	(2,526)
Gain on sale of real estate	14,178	14,178

Income from discontinued operations	$12,367	$12,576

CPA®:14 6/30/2007 10-Q — 16

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2007.
Executive Overview
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of June 30, 2007, our portfolio consisted of our full or partial ownership interest in 324 fully occupied properties leased to 92 tenants and totaling approximately 31 million square feet (on a pro rata basis). We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Current Developments and Trends
Current developments include:
Investment Activity — In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75.26% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 31.76%. The total cost of the interests in these ventures, which are owned with affiliates, is $446,387. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, having a fixed annual interest rate of 5.49% and a term of 10 years. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
In connection with the acquisition, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.74% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.
Credit Facility — In April 2007, we reduced the amount available under the credit facility from $150,000 to $100,000 and modified certain financial covenants to expand the nature and extent of investments we may make.
Financing Activity — In April 2007, we refinanced a limited recourse mortgage obligation of $9,029 for $20,000. In June 2007, a venture in which we hold a 50% interest refinanced a limited recourse mortgage obligation of $2,483 for $35,350 and distributed the proceeds to the venture partners. These transactions allowed us to obtain significant additional limited recourse mortgage financing at a lower weighted average fixed annual rate of 5.90% versus 8.11%. The new financings each have a 10-year term.
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
Quarterly Distribution — In June 2007, our board of directors approved and increased the 2007 second quarter distribution to $0.1939 per share payable in July 2007 to shareholders of record as of June 29, 2007.
CPA®:14 6/30/2007 10-Q — 17

Senior Management — As previously reported in a Report on Form 8K dated June 14, 2007, Thomas Ridings, an executive director, was appointed chief accounting officer. Mr. Ridings succeeds Claude Fernandez, who resigned from his position as chief accounting officer in June. Mr. Fernandez will continue in his capacity as managing director.
Directors — Marshall Blume was appointed as an independent director of our board of directors, effective April 2, 2007. Mr. Blume replaces Trevor Bond, who resigned from our board of directors in connection with his appointment to the board of directors of the advisor, effective April 2, 2007.
Current trends include:
Our current business plan is principally focused on managing our existing portfolio of properties, including those properties we acquired from CPA®:12 in December 2006 (the “merger”). As a result of recent increases in commercial real estate values, we may selectively dispose of properties, obtain new limited recourse mortgage financing on unencumbered assets or refinance mortgages on existing properties if we can obtain such financing on attractive terms. While we are not currently seeking to make new significant investments, we may use the proceeds from such transactions to make acquisitions if attractive opportunities arise. (See Current developments above.)
Our ability to obtain new financing will be affected by the interest rate environment. Increases in long-term interest rates would likely cause the value of our real estate assets to decrease and would compromise the amount and terms of financing we can obtain. We attempt to mitigate the effect of potential increases in long-term interest rates by seeking mortgage financing with fixed annual interest rates. We constantly evaluate our debt exposure and to the extent we are able to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short-term interest rate fluctuation.
Increases in interest rates may also have an impact on the credit profile of certain tenants. Rising interest rates are sometimes associated with an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values.
We have recently seen a shift in the capital markets beginning in the second quarter. Spreads on corporate obligations and mortgages have widened, in part, based upon investor concerns about credit quality and potential defaults. We have experienced some widening on the mortgage spreads on limited recourse borrowings which we may utilize if we make additional investments. Furthermore, a decrease in credit availability might increase the default rates that we experience with our tenants. On the other hand, we believe that we may find more attractive investment opportunities at potentially wider spreads during a time of stricter credit. In addition, we utilize moderate leverage and do not believe the current environment will materially impact our ability to borrow, at favorable rates, on a limited recourse basis.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have six tenants in automotive related industries. These six tenants accounted for lease revenues of $9,295 and $7,160 for the six months ended June 30, 2007 and 2006, respectively and have an aggregate carrying value of $132,201 as of June 30, 2007. We recognized income from an equity investment in real estate of $448 from one of these tenants during the six months ended June 30, 2006, and subsequently acquired the remaining interest in this investment in the merger. Although one of our automotive tenants, Collins & Aikman Corporation, is currently operating under bankruptcy protection, the bankruptcy court has confirmed a plan of reorganization under which Collins & Aikman’s assets will be sold to a third party. Under the terms of the reorganization plan and upon consummation of this sale, Collins & Aikman will affirm leases for four of the six properties it leases from us and will repurchase the remaining two from us. Collins & Aikman accounted for lease revenues of $1,835 and $1,774 for the six months ended June 30, 2007 and 2006, respectively, and $27,110 of carrying value at June 30, 2007. We incurred an impairment charge of $345 on the properties leased to Collins & Aikman during the current quarter to reduce the properties’ carrying value to their estimated fair value. Two additional tenants, Tower Automotive, Inc. and Meridian Automotive Systems, Inc., affirmed their leases with us upon emerging from bankruptcy protection in July 2007 and December 2006, respectively. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in the automotive industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
We have foreign operations and as a result are subject to risk from the effects of exchange rate movements in the Euro and the British Pound Sterling, which account for approximately 14% and 1% of annualized lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During both the three and six months ended June 30, 2007, the average rate for the U.S. dollar in relation to both the Euro and the British
CPA®:14 6/30/2007 10-Q — 18

Pound Sterling was weaker than during the comparable periods ended June 30, 2006, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current periods as compared to 2006.
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
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment and not returns on investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, and evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2007 and 2006 is as follows:

	Six months ended June 30,
	2007	2006
Rental income	$72,129	$56,704
Interest income from direct financing leases	8,135	6,983

	$80,264	$63,687

CPA®:14 6/30/2007 10-Q — 19

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
Lessee	2007	2006
Carrefour France, SA (a)	$8,297	$7,298
Petsmart, Inc. (b)	4,130	4,240
Federal Express Corporation (b)	3,433	3,396
Nortel Networks Limited	3,148	3,000
Dick’s Sporting Goods, Inc. (d)	2,705	1,230
Atrium Companies, Inc.	2,499	2,458
Katun Corporation (a)	2,192	1,903
Advance PCS, Inc.	2,150	2,150
Tower Automotive, Inc. (c)	2,086	2,097
Special Devices, Inc. (c) (e)	1,942	—
Metaldyne Company LLC (c)	1,877	1,805
Perkin Elmer, Inc. (a)	1,838	1,678
Collins & Aikman Corporation (c)	1,835	1,774
McLane Company Foodservice Inc.	1,783	1,830
APW North America Inc.	1,559	1,530
Amerix Corporation	1,464	1,464
Builders FirstSource, Inc. (b)	1,302	1,291
Gibson Guitar Corp.	1,247	1,231
Gerber Scientific, Inc.	1,244	1,216
Other (a) (b) (c) (d) (e)	33,533	22,096

	$80,264	$63,687

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $3,157 and $4,284 for the six months ended June 30, 2007 and 2006, respectively.

(c)	Tenant operates in the automotive industry. Tower Automotive and Collins & Aikman both filed for Chapter 11 bankruptcy protection in 2005. Included in “Other” are lease revenues from American Tire Distributors, Inc. and Meridian Automotive Systems, Inc. totaling $1,555 and $1,484 for the six months ended June 30, 2007 and 2006, respectively.

(d)	Includes lease revenues from properties acquired in the merger.

(e)	We acquired the remaining interest in these properties in the merger and now consolidate the entities which hold the assets. We previously accounted for these entities under the equity method of accounting.
CPA®:14 6/30/2007 10-Q — 20

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest at June 30,		Six months ended June 30,
Lessee	2007	2006	2007	2006
U-Haul Moving Partners, Inc. and Mercury Partners, LP	11.54%	11.54%	$14,193	$14,271
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	31.76%	—	8,044	—
True Value Company (b)	50%	35%	7,102	7,223
Advanced Micro Devices, Inc. (b)	66.67%	33.33%	5,226	5,226
LifeTime Fitness, Inc. (b) (c)	56%	41%	4,677	—
CheckFree Holdings, Inc.	50%	50%	2,353	2,302
Compucom Systems, Inc. (b)	66.67%	33.33%	2,274	2,274
Starmark Holdings, LLC (b) (c)	56%	41%	1,854	9,121
Best Buy Co., Inc. (b)	37%	—	1,835	—
Sicor, Inc. (b)	50%	—	1,671	—
The Upper Deck Company (b)	50%	—	1,597	—
Dick’s Sporting Goods, Inc. (d)	44.9%	44.9%	1,425	629
Del Monte Corporation (b)	50%	—	1,477	—
ShopRite Supermarkets, Inc. (b)	45%	—	1,217	—
Town Sports International Holdings, Inc. (b) (c)	56%	41%	543	—
Special Devices, Inc. (e)	—	50%	—	2,152
Textron, Inc. (e)	—	50%	—	1,351

			$55,488	$44,549

(a)	We acquired our interest in this investment in April 2007 (see Current Developments and Trends above). In addition to lease revenues, the venture also earned interest income of $6,131 on a note receivable. Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Interest or additional interest in this investment acquired in the merger.

(c)	In 2006, the advisor approved a restructuring plan with Starmark. Amounts for Starmark exclude the operations of four properties that were transferred to a third party and reclassified as discontinued operations. In June 2006, six properties were re-leased to Life Time Fitness, Inc. and an additional property was re-leased to Town Sports International Holdings, Inc.

(d)	Expansion at this property completed in January 2007. Prior to the completion of construction, 100% of the lease revenues and net income of this investment were attributed to us.

(e)	Property is consolidated effective December 2006 following acquisition of the remaining interest in the merger.
Results of Operations
Our results of operations for the three and six months ended June 30, 2007 versus the comparable 2006 periods were impacted by the following 2006 transactions:
–	We sold two properties that resulted in gains totaling $30,619 and incurred impairment charges of $10,241 in connection with a lease restructuring. These transactions had a net positive impact on 2006 net income of $20,378. No such transactions occurred in 2007.

–	On December 1, 2006, we acquired $540,500 in real estate and equity investments in real estate in connection with the merger. In the merger, we acquired the remaining interests in two investments that had previously been classified as equity investments in real estate and now consolidate them on our financial statements. Results of operations from the properties acquired in the merger contributed net income of approximately $2,000 and $4,100 to net income for the three and six months ended June 30, 2007, respectively.
Lease Revenues
For the three months ended June 30, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased by $8,446. Properties acquired in the merger contributed $7,162 of the increase, including $1,547 of lease revenues generated by the two investments that we now consolidate following the merger. Lease revenues also benefited by $1,134 as a result of rent increases at several properties. Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
CPA®:14 6/30/2007 10-Q — 21

For the six months ended June 30, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased by $16,577 for the same reasons as described above. Properties acquired in the merger contributed $14,242 of the increase, including $3,066 of lease revenues generated by the two newly consolidated investments, and rent increases at several properties generated $2,010 of the increase.
Depreciation and Amortization Expense
For the three months ended June 30, 2007 and 2006, depreciation and amortization expense decreased $1,118, primarily as the result of a one-time $3,730 depreciation charge incurred in June 2006 related to the demolition of a property in York, Pennsylvania in connection with its redevelopment. This decrease was partially offset by increased depreciation and amortization expense as a result of properties acquired in the merger.
For the six months ended June 30, 2007 and 2006, depreciation and amortization expense increased $1,349. Additional depreciation and amortization expense related to properties acquired in the merger totaling $4,910 was substantially offset by the one-time $3,730 depreciation charge related to the York, Pennsylvania property incurred in June 2006, as described above.
Property Expenses
For the three months ended June 30, 2007 and 2006, property expenses increased by $2,650, primarily due to an increase in asset management and performance fees of $1,720, an increase in reimbursable tenant costs of $564 and an increase in uncollected rent expense of $316 primarily related to two investments where the tenants are currently experiencing financial difficulties. We acquired one of these investments in the merger. The financial difficulties of this tenant were taken into consideration in determining the purchase price of this investment at the time of the merger. The increase in asset management and performance fees results from the increase in our asset base following the merger as well as an increase in our annual asset valuation, which was performed as of December 31, 2006. Reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
For the six months ended June 30, 2007 and 2006, property expenses increased by $4,639, primarily due to the same factors as described above. Asset management and performance fees increased by $3,056, uncollected rent expense increased by $1,010 and reimbursable tenant costs increased by $398.
General and Administrative
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, general and administrative expense increased $637 and $907, respectively. As a result of the increase in our asset and shareholder bases following the merger, we incurred increases in our share of expenses allocated by the advisor and other expenses such as investor-related costs.
Impairment Charge
During the three and six months ended June 30, 2007, we incurred an impairment charge of $345 on properties leased to Collins & Aikman to reduce the properties’ carrying value to their estimated fair value. No such impairment charges were incurred during the three and six months ended June 30, 2006.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended June 30, 2007 and 2006, income from equity investments in real estate decreased by $6,977, primarily due to the sale of two investments and a lease restructuring that occurred during 2006. During the second quarter of 2006, we recognized a gain on the sale of a New York property of $16,441. We also recognized income from the operations of the New York property and four California properties that were sold during the fourth quarter of 2006 totaling $1,158. Income from these transactions in 2006 was partially offset by impairment charges related to a lease restructuring totaling $10,241. These transactions had a total net impact of $7,358 on our income from equity investments in real estate during 2006 that did not recur in 2007. Results of operations from the Hellweg transaction and equity investments in real estate acquired in the merger did not have a material impact on income as a result of depreciation and amortization and interest expense that largely offset income generated by the underlying investments.
For the six months ended June 30, 2007 and 2006, income from equity investments in real estate decreased by $8,646, primarily due to the same factors as described above. During 2006, the gain on the sale of the New York property of $16,441 and income from the operations of the New York and California properties of $2,310 were partially offset by impairment charges related to a lease restructuring totaling $10,241. These transactions had a total net impact of $8,510 on our income from equity investments in real estate during 2006 that did not recur in 2007.
CPA®:14 6/30/2007 10-Q — 22

Gain (Loss) on Derivative Instruments and Real Estate, Net
For the three months ended June 30, 2007, we recognized a gain on derivative instruments and real estate, net of $390 as compared with a gain of $10 for the comparable 2006 period, primarily related to fluctuations in the valuation of common stock warrants.
For the six months ended June 30, 2007, we recognized a loss on derivative instruments and real estate, net of $1,124, as compared with a gain of $386 for the comparable 2006 period. The loss for the six months ended June 30, 2007 is primarily due to fluctuations in the valuation of common stock warrants, including the recognition of an out-of-period adjustment related to the valuation of certain of these warrants of $981 (Note 2).
Interest Expense
For the three months ended June 30, 2007 and 2006, interest expense increased by $3,996, primarily due to an increase of $2,591 related to the assumption of debt on properties acquired in the merger, including $660 of interest expense incurred by the two investments that we now consolidate following the merger. Interest expense increased by $581 as a result of borrowings under the credit facility and new mortgages entered into during the six months ended June 30, 2007. During the current period, we also incurred prepayment penalties totaling $361 in connection with refinancing a mortgage.
For the six months ended June 30, 2007 and 2006, interest expense increased by $6,963, primarily due to the same factors described above. The assumption of debt on properties acquired in the merger contributed $5,185 of the increase, including $1,320 incurred by the two newly consolidated investments, while interest expense incurred on the credit facility and new mortgages contributed $1,027 of the increase.
Provision for Income Taxes
For the three and six months ended June 30, 2007 and 2006, provision for income taxes increased by $368 and $922, respectively, primarily due to increases in income taxes on our foreign investments. In addition, during the first quarter of 2007, we recorded an accrual for foreign income taxes totaling $403 related to our 2003-2006 fiscal years (Note 2).
Income from Discontinued Operations
Income from discontinued operations of $12,367 and $12,576 for the three and six months ended June 30, 2006, respectively, primarily reflects a $14,178 gain on the sale of a property in Minnesota which was sold in May 2006, partially offset by prepayment penalties totaling $1,586 in connection with the prepayment of the limited mortgage on this property.
Net Income
For the three and six months ended June 30, 2007 and 2006, net income decreased $17,251 and $20,584, respectively, primarily due to the net impact of certain transactions in the second quarter of 2006 that did not recur in 2007, including gains on the sale of properties totaling $30,619 that were partially offset by impairment charges totaling $10,241. Increases in property and interest expense related to the increase in our asset base following the merger also contributed to the reduction in net income. These decreases were partially offset by an increase in lease revenues earned from properties acquired in the merger. These variances are described above.
Financial Condition
Uses of Cash During the Period
Cash and cash equivalents totaled $27,395 as of June 30, 2007, an increase of $8,404 from the December 31, 2006 balance. We believe that we have sufficient cash balances to meet our working capital needs. Our sources and use of cash during the period are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. For the six months ended June 30, 2007, we used cash flows from operating activities to fund a significant portion of our distributions to shareholders of $34,267, make scheduled mortgage principal payments of $8,234 and pay distributions to minority partners of $1,290. Cash flows from distributions received on equity investments in real estate were used to fund the difference. Operating cash flow fluctuates on a quarterly basis due to factors that include the timing of the receipt of lease revenues and the characterization of distributions from equity investments in real estate.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. During the six months ended June 30, 2007, cash inflows primarily consisted of distributions from our equity investments in real estate in excess of cumulative income totaling $37,896, of which $32,482 represents the distribution to us of mortgage proceeds obtained by three joint ventures. We also received $1,850 from the sale of excess land at a property in Utah, $1,005 of which we used to prepay a portion of the mortgage on the
CPA®:14 6/30/2007 10-Q — 23

property. Cash outflows during this period consisted of our acquisition of an interest in two German joint ventures for $18,874 and our annual installment of deferred acquisition fees, which is paid to the advisor each January and was $4,369 in 2007.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we used $10,034 to prepay two limited recourse mortgages, including making a $1,005 prepayment on the Utah mortgage and refinancing an existing mortgage of $9,029 for $20,000. We also obtained limited recourse mortgage financing on several previously unencumbered properties totaling $15,900. Gross borrowings and repayments on our credit facility were $50,000 and $75,000, respectively, such that the balance on the credit facility was $0 at June 30, 2007. We received $4,533 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan and used $9,385 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
Summary of Financing
The table below summarizes our mortgage notes payable as of June 30, 2007 and 2006, respectively.

	June 30,
	2007	2006
Balance:
Fixed rate	$690,152	$634,387
Variable rate (1)	116,159	18,032

Total	$806,311	$652,419

Percent of total debt:
Fixed rate	86%	97%
Variable rate (1)	14%	3%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	7.51%	7.39%
Variable rate (1)	6.39%	6.88%

(1)	Included in variable rate debt at June 30, 2007 is $18,359 in aggregate principal of variable rate mortgages that have not been hedged and $97,800 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term.
Cash Resources
As of June 30, 2007, our cash resources consisted of the following:
–	Cash and cash equivalents totaling $27,395, of which $8,449, at current exchange rates, was held in foreign bank accounts to maintain local capital requirements.

–	Credit facility with unused capacity of up to $100,000.

–	We can also borrow against currently unleveraged properties which have a carrying value of $63,816, subject to meeting certain financial ratios on our credit facility.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.
Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150,000. We reduced the amount available under the credit facility to $100,000 in April 2007. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage ratio. The credit facility is guaranteed by our current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. In connection with the reduction of the credit facility in April 2007, we modified certain financial covenants to expand the nature and extent of investments we may make. We are in compliance with these covenants as of June 30, 2007. The facility also provides us with the right to increase the amount available under the credit facility up to a maximum of $175,000 upon satisfaction of certain conditions. The credit facility bore annual interest of 6.77% and 6.80% as of June 30, 2007 and December 31, 2006, respectively.
CPA®:14 6/30/2007 10-Q — 24

We expect cash flows from operating activities to be affected by several factors during the next twelve months, including:
–	The full year impact from properties acquired in the merger, which we estimate will generate annual lease revenue and cash flow of approximately $21,600 and $12,000, respectively, and annual distributions from equity investments in real estate of approximately $9,200. There are no scheduled balloon payments on any of the properties acquired from CPA®:12 until July 2008.

–	Our investment in the Hellweg transaction, which is expected to generate annual distributions of approximately $4,000.

–	Scheduled rent increases on several properties during 2007 and 2008 should result in additional cash from operations.

–	The advisor’s election in 2007 to continue to receive performance fees in restricted shares.

–	New or refinanced limited recourse mortgage financing on several directly owned properties and equity investments in real estate, which is expected to reduce annual cash flow from operations and distributions from equity investments in real estate by approximately $1,300 and $1,200, respectively.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments and paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Balloon payments totaling $5,321 will be due during the next twelve months. We currently expect to use our existing cash resources to make these payments. We may also seek to use our cash resources to make new investments to further diversify our portfolio, and expect to maintain cash balances sufficient to meet working capital needs.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of June 30, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Mortgage notes payable — Principal	$806,311	$22,926	$139,397	$458,791	$185,197
Mortgage notes payable — Interest (1)	272,594	58,972	106,599	64,536	42,487
Deferred acquisition fees — Principal	14,051	3,848	6,217	2,478	1,508
Deferred acquisition fees — Interest	2,444	818	1,029	381	216
Subordinated disposition fees (2)	3,562	—	—	—	3,562
Property improvements (3)	11,200	5,600	5,600	—	—
Operating leases (4)	5,506	562	1,133	1,182	2,629

	$1,115,668	$92,726	$259,975	$527,368	$235,599

(1)	Interest on variable rate debt obligations that have not been hedged was calculated using the applicable variable interest rate and balance outstanding as of June 30, 2007.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Represents our share of landlord improvements on properties leased to LifeTime Fitness, Inc. We acquired an additional 15% interest in these properties in the merger.

(4)	Operating lease obligations consist primarily of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2007.
As of June 30, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
CPA®:14 6/30/2007 10-Q — 25

We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at June 30, 2007 is presented below:

	Ownership Interest at		Total Third
Lessee	June 30, 2007	Total Assets	Party Debt	Maturity Date
Advanced Micro Devices, Inc.	66.67%	$90,518	$61,567	1/2009
Compucom Systems, Inc.	66.67%	32,480	19,626	4/2009
ShopRite Supermarkets, Inc.	45%	16,272	10,170	7/2010
The Upper Deck Company	50%	25,850	11,653	2/2011
Del Monte Corporation	50%	15,956	11,046	8/2011
Best Buy Co., Inc.	37%	78,504	26,234	2/2012
True Value Company	50%	135,488	72,235	1/2013 & 2/2013
Mercury Partners, LP and U-Haul Moving Partners, Inc.	11.54%	311,194	173,516	5/2014
Checkfree Holdings, Inc.	50%	35,600	30,000	6/2016
Starmark Holdings LLC, LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	149,449	87,290	12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1)	31.76%	927,096	382,198	4/2017
Sicor, Inc.(2)	50%	17,309	35,350	7/2017
Dick’s Sporting Goods, Inc.	44.9%	28,496	22,911	1/2022

		$1,864,212	$943,796

(1)	We acquired this investment in April 2007. Ownership interest represents our combined interest in two ventures as described in Note 6. Amounts shown are based on the exchange rate of the Euro as of June 30, 2007.

(2)	In June 2007, this venture completed the refinancing of a limited recourse mortgage of $2,483 for $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
CPA®:14 6/30/2007 10-Q — 26

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Developments and Trends).
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
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
We own marketable securities principally through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2007 and December 31, 2006, our total interest in CCMT had a fair value of $14,221 and $13,911, respectively.
At June 30, 2007, significantly all of our long-term debt either bears interest at fixed rates or is currently at a fixed rate but has interest rate reset features which will change the interest rates to variable rates at some point in the term. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt at June 30, 2007 ranged from 5.15% to 9.38%. The annual interest rates on our variable rate debt at June 30, 2007 ranged from 5.15% to 7.32%.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$6,473	$31,047	$77,837	$76,343	$292,066	$206,386	$690,152	$679,990
Weighted average interest rate	7.40%	7.10%	8.28%	8.01%	7.50%	7.09%
Variable rate debt	$2,226	$4,588	$4,804	$5,107	$5,345	$94,089	$116,159	$116,159
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $22,746. Annual interest expense on our variable rate debt that has not been hedged and does not currently bear interest at fixed rates would increase or decrease by $184 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that
CPA®:14 6/30/2007 10-Q — 27

will change the interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have foreign operations in the European Union and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and the British Pound Sterling, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $23 and $61 for the three months ended June 30, 2007 and 2006, respectively, and were $633 and $338 for the six months ended June 30, 2007 and 2006, respectively. Net unrealized foreign currency translation gains were $22 and $165 for the three months ended June 30, 2007 and 2006, respectively, and were $70 and $229 for the six months ended June 30, 2007 and 2006, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For six months ended June 30, 2007, Carrefour France SA, which leases properties in France, contributed 10% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transaction which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of June 30, 2007, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $3,270.
CPA®:14 6/30/2007 10-Q — 28

Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of June 30, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:14 6/30/2007 10-Q — 29

PART II
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended June 30, 2007, 218,218 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at per share amounts of $13.20. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	327,778	$12.25	N/A	N/A

Total	327,778

(1)	All shares were purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 4. — Submission of Matters to a Vote of Security Holders
An annual shareholders’ meeting was held on June 15, 2007, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director	Total Shares Voting	Shares Voting For	Shares Withheld
Wm. Polk Carey	46,959,199	46,270,385	688,814
Gordon F. DuGan	46,959,199	46,282,015	677,184
Marshall E. Blume	46,959,199	46,281,340	677,859
Elizabeth P. Munson	46,959,199	46,305,568	653,631
Richard J. Pinola	46,959,199	46,303,858	655,341
James D. Price	46,959,199	46,312,974	646,225
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 6/30/2007 10-Q — 30

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 8/14/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 8/14/2007	By:	/s/ Thomas Ridings
Thomas Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:14 6/30/2007 10-Q — 31