Form 10-Q
period 2007-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2007-11-14
CIK 1041326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Registrant has 87,932,307 shares of common stock, $.001 par value outstanding at November 7, 2007.

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
CPA®:14 9/30/2007 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
		(NOTE)
Assets
Real estate, net	$1,123,408	$1,154,336
Net investment in direct financing leases	137,553	137,147
Equity investments in real estate	188,831	200,332
Assets held for sale	20,162	—
Cash and cash equivalents	57,486	18,991
Marketable securities	14,377	14,207
Intangible assets, net	87,259	92,447
Other assets, net	61,681	57,863

Total assets	$1,690,757	$1,675,323

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$828,972	$785,815
Limited recourse mortgage notes payable on assets held for sale	12,141	—
Credit facility	—	25,000
Accounts payable, accrued expenses and other liabilities	16,451	13,921
Prepaid and deferred rental income and security deposits	25,274	30,924
Due to affiliates	26,435	25,231
Distributions payable	17,060	17,327

Total liabilities	926,333	898,218

Minority interest in consolidated entities	18,554	19,465

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 91,701,409 and 90,514,607 shares issued and outstanding, respectively	92	90
Additional paid-in capital	889,473	874,370
Distributions in excess of accumulated earnings	(117,472)	(99,405)
Accumulated other comprehensive income	16,303	11,801

	788,396	786,856
Less, treasury stock at cost, 3,948,082 and 2,861,902 shares, respectively	(42,526)	(29,216)

Total shareholders’ equity	745,870	757,640

Total liabilities and shareholders’ equity	$1,690,757	$1,675,323

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 9/30/2007 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Rental income	$36,103	$28,791	$107,107	$85,495
Interest income from direct financing leases	4,070	3,517	12,205	10,500
Other operating income	2,150	2,405	3,642	3,728

	42,323	34,713	122,954	99,723

Operating Expenses
Depreciation and amortization	(8,060)	(5,781)	(24,285)	(21,051)
Property expenses	(9,356)	(7,130)	(24,657)	(17,792)
General and administrative	(1,972)	(1,422)	(6,073)	(4,614)
Impairment charge	—	—	(345)	—

	(19,388)	(14,333)	(55,360)	(43,457)

Other Income and Expenses
Income (loss) from equity investments in real estate	6,447	(606)	11,416	13,009
Other interest income	1,369	950	2,587	2,102
Minority interest in income	(403)	(502)	(1,111)	(1,530)
Gain on foreign currency transactions, derivative instruments and other, net	1,065	178	649	1,131
Interest expense	(15,741)	(12,673)	(47,290)	(37,727)

	(7,263)	(12,653)	(33,749)	(23,015)

Income from continuing operations before income taxes	15,672	7,727	33,845	33,251
Provision for income taxes	(275)	(70)	(1,214)	(87)

Income from continuing operations	15,397	7,657	32,631	33,164

Discontinued Operations
Income (loss) from operations of discontinued properties	113	(25)	378	(1,627)
Gain on sale of real estate, net	—	—	—	14,178

Income (loss) from discontinued operations	113	(25)	378	12,551

Net Income	$15,510	$7,632	$33,009	$45,715

Earnings Per Share
Income from continuing operations	$0.18	$0.11	$0.38	$0.49
Income from discontinued operations	—	—	—	0.18

Net income	$0.18	$0.11	$0.38	$0.67

Weighted Average Shares Outstanding	87,935,448	69,101,825	87,847,470	68,729,966

Distributions Declared Per Share	$0.1944	$0.1929	$0.5817	$0.5782

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 9/30/2007 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$15,510	$7,632	$33,009	$45,715
Other comprehensive income
Foreign currency translation adjustment	3,547	518	4,073	2,504
Change in unrealized (loss) gain on marketable securities	(105)	71	429	347

	3,442	589	4,502	2,851

Comprehensive income	$18,952	$8,221	$37,511	$48,566

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 9/30/2007 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2007	2006
Cash Flows — Operating Activities
Net income	$33,009	$45,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	29,285	22,111
Straight-line rent adjustments	(1,754)	(1,987)
(Income) loss from equity investments in real estate in excess of distributions received	(3,821)	13,165
Minority interest in income	1,111	1,530
Issuance of shares to affiliate in satisfaction of fees due	8,294	6,666
(Decrease) increase in prepaid and deferred rental income and security deposits	(2,734)	107
Impairment charge on real estate	345	—
Realized gain on foreign currency transactions, net	(741)	(361)
Unrealized gain on foreign currency transactions, net	(413)	(321)
Realized (gain) loss on sale of securities	(1,648)	44
Reversal of unrealized gain (loss) on warrants and derivatives	2,207	(229)
Unrealized gain on warrants and derivatives, net	(110)	(264)
Loss (gain) from sale of real estate	56	(14,178)
Change in other operating assets and liabilities, net	(3,219)	(509)

Net cash provided by operating activities	59,867	71,489

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	38,044	39,150
Purchases of equity investments in real estate and other capital expenditures	(18,764)	(46,366)
Proceeds from sale of real estate	1,850	35,512
Exercise of common stock warrants	(999)	—
Proceeds from sale of securities	3,160	2,986
Costs capitalized in connection with merger	—	(1,306)
Funds placed in restricted account for future investment	—	(21,741)
Funds released from restricted account	—	21,741
Payment of deferred acquisition fees to an affiliate	(4,369)	(3,514)

Net cash provided by investing activities	18,922	26,462

Cash Flows — Financing Activities
Distributions paid	(51,263)	(70,328)
Distributions to minority interest partners	(2,022)	(2,882)
Proceeds from mortgages and credit facility	122,600	12,000
Prepayment of mortgage principal and credit facility	(90,644)	(24,167)
Scheduled payments of mortgage principal	(12,479)	(9,314)
Deferred financing costs and mortgage deposits	(528)	(476)
Proceeds from issuance of shares, net of costs	6,811	9,044
Purchase of treasury stock	(13,310)	(7,146)

Net cash used in financing activities	(40,835)	(93,269)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	541	213

Net increase in cash and cash equivalents	38,495	4,895
Cash and cash equivalents, beginning of period	18,991	37,871

Cash and cash equivalents, end of period	$57,486	$42,766

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 9/30/2007 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 14 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of September 30, 2007, our portfolio consisted of our full or partial ownership interest in 324 fully occupied properties leased to 91 tenants, totaling approximately 31 million square feet (on a pro rata basis). We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
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
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. Upon completion of the merger as described in Note 3, we acquired additional interests in certain limited liability companies and limited partnerships such that our ownership interests now exceed 50% and we exercise significant influence. Because our venture partners, which are affiliates, are the managing members or general partners in the limited liability companies or limited partnerships and no unaffiliated parties have substantive kick-out or participation rights, the venture partners are required to consolidate the investments under the provisions of EITF 04-05 and, therefore, we account for these investments under the equity method of accounting.
CPA®:14 9/30/2007 10-Q — 6

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We own investments in the European Union which are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Lease revenues	$6,273	$5,503	$18,132	$15,994
Income from equity investments in real estate (1)	2,025	—	2,039	—

	As of
	September 30, 2007	December 31, 2006
Long-lived assets	$202,490	$191,098
Carrying value of equity investments in real estate (1)	24,768	—

(1)	We acquired this investment in April 2007 (Note 6).
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been retrospectively adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (Note 7).
Out-of-Period Adjustments
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2003 – 2006. These errors related to accounting for foreign income taxes (aggregating $403 over the period from 2003 – 2006) and valuation of stock warrants (aggregating $981 in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). In addition, during the third quarter of 2007, we determined that a longer schedule of depreciation and amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. This effectively understated our income from equity investments in real estate by $230, $715 and $715 for the three months ended December 31, 2006, March 31, 2007 and June 30, 2007, respectively.
We concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment is not material to the three months ended March 31, 2007 or September 30, 2007, nor is it expected to be material to the year ending December 31, 2007. As such, the cumulative effect was recorded in the consolidated statements of income as out-of-period adjustments in the periods the issues were identified. The effect of these adjustments was to increase (decrease) income from continuing operations before income taxes by $1,660 and ($751), increase the provision for income taxes by $0 and $403 and increase (decrease) net income by $1,660 and ($1,154) for the three and nine months ended September 30, 2007, respectively.
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
FIN 48
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 13).
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving
CPA®:14 9/30/2007 10-Q — 7

Notes to Consolidated Financial Statements
the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is currently effective for our 2008 fiscal year. We are currently assessing the potential impact the adoption of SFAS 157 will have on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently assessing the potential impact the adoption of SFAS 159 will have on our financial position and results of operations.
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 was to be effective for our 2008 fiscal year, however, in October 2007 the FASB agreed to propose an indefinite delay of the effective date of SOP 07-1. We are currently assessing the potential impact that the adoption of SOP 07-1 will have on our financial position and results of operations.
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
Note 3. Business Combination with Corporate Property Associates 12 Incorporated
On December 1, 2006, we completed a merger (the “merger”) with Corporate Property Associates 12 Incorporated (“CPA®:12”), an affiliate, pursuant to a merger agreement dated June 29, 2006. The merger provided a liquidity option for CPA®:12 shareholders and provided us with the opportunity to continue to grow and enhance our investment portfolio. Under the terms of the merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on November 30, 2006, we acquired CPA®:12’s business on December 1, 2006 and are the surviving company. The total purchase price for CPA®:12 was $540,500, which was comprised of 18,470,351 shares of our common stock ($218,874 based on a value of $11.85 per share), $102,176 in consideration for CPA®:12 shareholders who redeemed their interests (9,920,039 shares of CPA®:12), $215,369 in fair value of debt and other liabilities assumed (including our pro rata share of fair value of debt assumed on investments accounted for under the equity method) and transaction costs of $4,081. Prior to the merger, CPA®:12 sold certain of its properties or interests in properties to third parties and to the advisor which had remaining lease terms of eight years or less and therefore did not meet our investment objectives. As a result of these sales and prior to the merger, CPA®:12 paid a special distribution to its shareholders of $99,432 in addition to a distribution of $4,273 from its operations for the period from October 1, 2006 through November 30, 2006. We also owned a 49.99% interest in one of these properties, which was sold to a third party in October 2006, and as a result of the sale, we made a special cash distribution of $0.04 per share to our shareholders at the close of the merger.
Under the terms of the merger agreement, CPA®:12’s shareholders had the right to elect to receive either $10.30 per share in cash or 0.8692 shares of CPA®:14 for each share of CPA®:12 owned as of October 20, 2006. The value of properties acquired and the exchange rates were based in large part on a third party valuation of the properties belonging to CPA®:12 as of December 31, 2005 and were subsequently adjusted to reflect the restructuring of a lease with Starmark Holdings LLC (Note 6) but did not take into account any additional changes in value that may have occurred subsequent to December 31, 2005.
We accounted for the merger under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consisted of commercial real estate assets net leased to
CPA®:14 9/30/2007 10-Q — 8

Notes to Consolidated Financial Statements
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
In connection with the merger, we entered into a $150,000 credit facility with Wells Fargo Bank which we reduced to $100,000 in April 2007 (Note 11). Additionally, the advisor agreed to make available to us a loan of up to $50,000 to be funded using the advisor’s existing credit line. In connection with the consummation of the merger on December 1, 2006, we borrowed $24,000 from the advisor at an annual interest rate of 8.25% to facilitate the merger closing. We repaid the loan with interest on December 5, 2006 with proceeds from the credit facility.
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
Note 4. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3,053 and $2,076 for the three months ended September 30, 2007 and 2006, respectively, and $8,978 and $6,473 for the nine months ended September 30, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. A portion of the fees is deferred and is payable in equal annual installments each January over no less than eight years beginning in January of the year following that in which a property was purchased, and bears interest at an annual rate of 6%. Current and deferred acquisition fees were $3,471 and $2,776, respectively, for investments that were acquired during the nine months ended September 30, 2007. No such fees were incurred during the nine months ended September 30, 2006; however, in connection with the refinancing of mortgage obligations on existing properties, we incurred and paid fees of $270 during the three and nine months ended September 30, 2006. In connection with the merger, we assumed deferred fees incurred by CPA®:12 totaling $2,734 that bear interest at an annual rate of 7% and have scheduled installment payments through 2013. Unpaid installments totaled $14,051 and $15,644 as of September 30, 2007 and December 31, 2006, respectively, and are included in due to affiliates in the consolidated financial statements. An annual installment of $4,369 in deferred fees was paid in cash to the advisor in January 2007. Fees are also payable to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the merger (Note 3). Such fees are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event. Such fees totaled $3,562 and $3,507 as of September 30, 2007 and December 31, 2006, respectively.
In connection with managing our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $855 and $636 for the three months ended September 30, 2007 and 2006, respectively, and $2,731 and $2,029 for the nine months ended September 30, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 11.54% to 90% with the remaining interests generally held by affiliates.
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $180 and $174 for the three months ended September 30, 2007 and 2006, respectively, and $574 and $571 for the nine
CPA®:14 9/30/2007 10-Q — 9

Notes to Consolidated Financial Statements
months ended September 30, 2007 and 2006, respectively. Based on current gross revenues, our average estimated current share of aggregate future minimum lease payments is $713 annually through 2016.
Note 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	September 30, 2007	December 31, 2006
Cost	$1,282,091	$1,291,598
Less: Accumulated depreciation	(158,683)	(137,262)

	$1,123,408	$1,154,336

In June 2006, we entered into an agreement to demolish an existing warehouse facility and redevelop the existing land as part of the construction of a new retail shopping center. In connection with demolishing the property, we recognized a charge to depreciation expense of $3,730 to fully depreciate the property in June 2006. On completion of construction, the third party will transfer to us a newly constructed retail facility with a tenant in place in exchange for our redeveloped land. We defeased the outstanding limited recourse mortgage obligation of $3,859 upon entering into this transaction.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less and we exercise significant influence, (ii) as tenants-in-common subject to joint control and (iii) in limited liability companies and limited partnerships in which our ownership interests exceed 50% and we exercise significant influence. All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
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
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest at	Carrying Value
Lessee	September 30, 2007	September 30, 2007	December 31, 2006
True Value Company	50%	$32,299	$32,555
Starmark Holdings LLC, LifeTime Fitness, Inc. and Town Sports International Holdings, Inc. (1)	56%	30,431	35,011
Hellweg Die Profi-Baumarkte GmbH & Co. KG (2)	31.76%	24,768	—
Best Buy Co., Inc.	37%	23,154	24,318
Advanced Micro Devices, Inc.	66.67%	19,107	20,169
The Upper Deck Company	50%	13,540	13,622
U-Haul Moving Partners, Inc. and Mercury Partners, LP	11.54%	13,516	13,484
Compucom Systems, Inc.	66.67%	11,999	12,623
Del Monte Corporation	50%	9,043	9,669
ShopRite Supermarkets, Inc.	45%	6,829	6,851
Sicor, Inc. (4)	50%	2,250	19,286
Checkfree Holdings, Inc.	50%	2,180	2,532
Dick’s Sporting Goods, Inc.(3)	44.90%	(285)	10,212

		$188,831	$200,332

CPA®:14 9/30/2007 10-Q — 10

Notes to Consolidated Financial Statements
Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below:

	September 30, 2007	December 31, 2006
Assets	$1,889,574	$913,466
Liabilities	(1,137,292)	(538,085)

Partners’ and members’ equity	$752,282	$375,381

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$45,556	$23,967	$107,128	$80,358
Expenses (1)	(17,008)	(26,365)	(57,904)	(58,324)
Gain on sale of real estate (5)	—	—	—	41,101
Impairment charge (1)	—	—	—	(24,978)

Net income (loss)	$28,548	$(2,398)	$49,224	$38,157

Our share of income (loss) from equity investments in real estate	$6,447	$(606)	$11,416	$13,009

(1)	Together with an affiliate, we own an interest in a venture owning properties formerly leased to Starmark Holdings LLC under a master lease agreement. We owned a 41% interest in this venture and acquired an additional 15% interest in the venture in the merger. We account for this investment under the equity method of accounting as our affiliate is the managing member in the limited liability company and is required to consolidate the investment under the provisions of EITF 04-05. Our interest in this investment had a carrying value of $30,431 and $35,011 as of September 30, 2007 and December 31, 2006, respectively, and accounted for $2,863 and $(11,994) of income (loss) from equity investments in real estate for the nine months ended September 30, 2007 and 2006, respectively. The loss in 2006 reflects the recognition of impairment charges and prepayment penalties and debt defeasance costs as described below.

In January 2006, the advisor entered into a cooperation agreement with Starmark. Under this cooperation agreement, the advisor, on behalf of our affiliates and us, agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests and restructure the lease agreements. Additionally, Starmark’s financial covenants were replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs the venture incurred in connection with transactions under the cooperation agreement.

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
CPA®:14 9/30/2007 10-Q — 11

Notes to Consolidated Financial Statements

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

In September 2007, the venture entered into an agreement to sell these four remaining properties leased to Fitness Ventures for approximately $42,000. The sale was completed in October 2007.

Our share of the effects of the venture’s transactions is reflected as part of income from equity investments in our statements of income in the periods described.

(2)	In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75.26% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 31.76%. The total cost of the interests in these ventures, which are owned with affiliates, is $446,387. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, having a fixed annual interest rate of 5.49% and a term of 10 years. All amounts are based upon the exchange rate of the Euro at the date of acquisition.

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

(3)	In January 2007, this venture obtained limited recourse mortgage financing of $23,000 and distributed the proceeds to the venture partners.

(4)	In June 2007, this venture completed the refinancing of an existing $2,483 limited recourse mortgage with new limited recourse financing of $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.

(5)	In June 2006, a venture in which we and an affiliate held 40% and 60% interests, respectively, sold a property in New York leased to Clear Channel Communications, Inc. for $200,012, net of closing costs, and recognized a gain on the sale of $41,101, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases. In connection with the sale, the venture repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981.
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
Assets Held for Sale
In September 2007, we entered into an agreement to sell a domestic property for approximately $37,700. We currently expect to complete this transaction within the next six months. This agreement is subject to customary due diligence and there is no assurance that the sale will be completed on the terms described.
CPA®:14 9/30/2007 10-Q — 12

Notes to Consolidated Financial Statements
Discontinued Operations
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
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$566	$38	$1,691	$961
Expenses	(453)	(63)	(1,313)	(2,588)
Gain on sale of real estate	—	—	—	14,178

Income from discontinued operations	$113	$(25)	$378	$12,551

Note 8. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. As of September 30, 2007, the fair value of our interest was $14,007, reflecting an aggregate unrealized gain of $1,978 and cumulative net amortization of $721. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.
One key variable in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	September 30, 2007	change	change
Fair value of our interest in CCMT	$14,007	$13,513	$13,041
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
CPA®:14 9/30/2007 10-Q — 13

Notes to Consolidated Financial Statements
Note 9. Intangibles
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

	September 30, 2007	December 31, 2006
Lease intangibles
In-place lease	$35,715	$35,715
Tenant relationship	10,920	10,920
Above-market rent	46,384	46,384
Less: accumulated amortization	(5,760)	(572)

	$87,259	$92,447

Below-market rent	$(5,365)	$(5,365)
Less: accumulated amortization	114	11

	$(5,251)	$(5,354)

Net amortization of intangibles was $1,543 and $4,627 for the three and nine months ended September 30, 2007, respectively. We had no amortization of intangibles during the three and nine months ended September 30, 2006. Based on the intangibles recorded as of September 30, 2007, scheduled annual net amortization of intangibles is expected to be $1,694 and $6,774 for the remainder of 2007 and for each of the following five years, respectively.
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage foreign currency exchange rate risk exposure and generally do not use derivative instruments to hedge credit/market risks or for speculative purposes. The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. To mitigate this risk we enter into hedging arrangements with counterparties that are large, credit worthy financial institutions. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.
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
During the first quarter of 2006, we terminated an interest rate swap agreement that was characterized as a fair value hedge at a cost of $147 following the payment of the remaining $8,677 balance of the related variable rate limited recourse mortgage obligation. We reversed a cumulative unrealized loss of $229 upon termination of the swap. Neither we nor our venture partners have entered into any interest rate swap agreements as of September 30, 2007.
CPA®:14 9/30/2007 10-Q — 14

Notes to Consolidated Financial Statements
Embedded Credit Derivative
In connection with a German transaction in April 2007 (Note 6), two ventures in which we have a total effective ownership interest of 31.76% obtained participation rights in two interest rate swaps obtained by the lender of the limited recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $8,616 as of September 30, 2007 and generated a total unrealized gain (not our proportionate share) of $6,004 for both the three and nine months ended September 30, 2007. Changes in the fair value of the embedded credit derivatives are recognized by the venture in earnings.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face restrictions with repatriating cash from our foreign investments and may encounter instances where it is difficult or costly to bring cash back into our U.S. operations.
Stock Warrants
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. As of September 30, 2007 and December 31, 2006, warrants issued to us having an aggregate fair value of $2,361 and $4,338, respectively, are included in other assets.
Included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized losses of $1,029 and $2,097 for the three and nine months ended September 30, 2007, respectively and unrealized gains of $63 and $264 for the three and nine months ended September 30, 2006, respectively. The unrealized losses for the three and nine months ended September 30, 2007 primarily represent the reversal of unrealized gains recognized in prior periods, including an out of period adjustment of $981 recognized during the first quarter of 2007 (Note 2). We reversed these unrealized gains in connection with a tenant’s merger transaction during the third quarter of 2007, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received net cash proceeds of $2,162 and realized a gain of $1,648, which is included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of our directly owned real estate properties and related loans are located in the United States, with Texas (10%) representing the only significant concentration (10% or more of current annualized lease revenue). Our directly owned real estate properties in France are leased to one tenant, Carrefour SA, and account for 11% of current annualized lease revenue. Our directly owned real estate properties contain significant concentrations in the following asset types as of September 30, 2007: industrial (33%), warehouse/distribution (29%) and office (21%) and the following tenant industries as of September 30, 2007: retail (23%), electronics (14%) and automotive (11%).
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $12,682 and $9,479 for the nine months ended September 30, 2007 and 2006, respectively and have an aggregate carrying value of $118,618 as of September 30, 2007. We recognized income from equity investments in real estate of $669 from one of these tenants during the nine months ended September 30, 2006, and subsequently acquired the remaining interest in this investment in the merger. Two tenants that had previously operated under bankruptcy protection, Tower Automotive, Inc. and Meridian Automotive Systems, Inc., affirmed their leases with us upon emerging from bankruptcy protection in July 2007 and December 2006, respectively. A third tenant, Collins & Aikman Corporation, emerged from bankruptcy protection in October 2007. Collins & Aikman affirmed leases for four of the six properties it leases from us and has agreed to repurchase the remaining two properties from us (Note 14). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in the automotive industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
CPA®:14 9/30/2007 10-Q — 15

Notes to Consolidated Financial Statements
Note 11. Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150,000. We reduced the amount available under the credit facility to $100,000 in April 2007. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage ratio. The credit facility is guaranteed by our current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. In connection with the reduction of the credit facility in April 2007, we modified certain financial covenants to expand the nature and extent of investments we may make. The facility also provides us with the right to increase the amount available under the credit facility up to a maximum of $175,000 upon satisfaction of certain conditions. The applicable annual interest rate on the credit facility was 6.58% and 6.80% as of September 30, 2007 and December 31, 2006, respectively. Outstanding balances on the credit facility were $0 and $25,000 at September 30, 2007 and December 31, 2006, respectively.
Note 12. Commitments and Contingencies
As of September 30, 2007, we were not involved in any material litigation.
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
CPA®:14 9/30/2007 10-Q — 16

Notes to Consolidated Financial Statements
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
Note 13. Income Taxes
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
We conduct business in the various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the first quarter of 2007 included $403 in expenses that related to the years ended December 31, 2003 – 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized an $80 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $75 of total gross unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have $9 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 14. Subsequent Event
In October 2007, Collins & Aikman Corporation emerged from bankruptcy protection. Collins & Aikman affirmed leases for four of the six properties it leases from us and agreed to repurchase the remaining two properties for approximately $9,500. We incurred an impairment charge of $345 during the nine months ended September 30, 2007 to reduce the properties’ carrying value to their estimated fair value.
CPA®:14 9/30/2007 10-Q — 17

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2007.
Executive Overview
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of September 30, 2007, our portfolio consisted of our full or partial ownership interest in 324 fully occupied properties leased to 91 tenants, totaling approximately 31 million square feet. We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Current Developments and Trends
Current developments include:
Financing Activity — In August 2007, we obtained limited recourse mortgage financing of $28,700 on an existing property and refinanced a $3,610 limited recourse mortgage with new limited recourse mortgage financing of $6,000. These transactions allowed us to obtain significant additional limited recourse mortgage financing at a weighted average fixed annual rate and term of 6.30% and 9.14 years, respectively.
Disposition Activity — In September 2007, we entered into an agreement to sell a domestic property for approximately $37,700. We currently expect to complete this transaction within the next six months. This agreement is subject to customary due diligence and there is no assurance that the sale will be completed on the terms described. In addition, in September 2007, an equity investment venture in which we have a 56% interest entered into an agreement to sell four domestic properties for approximately $42,000. The sale was completed in October 2007.
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
Quarterly Distribution — In September 2007, our board of directors approved and increased the 2007 third quarter distribution to $0.1944 per share, payable in October 2007 to shareholders of record as of September 28, 2007.
Directors — In September 2007, Elizabeth Munson resigned from our board of directors in connection with her appointment to the board of directors of one of our affiliates.
Developments occurring subsequent to our third quarter include:
Tenant Activity — In October 2007, Collins & Aikman Corporation emerged from bankruptcy protection. Collins & Aikman affirmed leases for four of the six properties it leases from us and agreed to repurchase the remaining two properties for approximately $9,500. We incurred an impairment charge of $345 during the nine months ended September 30, 2007 to reduce the properties’ carrying value to their estimated fair value.
Current trends include:
Our current business plan is principally focused on managing our existing portfolio of properties, including those properties we acquired from CPA®:12 in December 2006 (the “merger”). As a result of recent increases in commercial real estate values, we may selectively dispose of properties if market conditions allow, obtain new limited recourse mortgage financing on unencumbered assets or refinance mortgages on existing properties if such financing is available on attractive terms. While we are not currently seeking to
CPA®:14 9/30/2007 10-Q — 18

make new significant investments, we may use the proceeds from such transactions to make acquisitions if attractive opportunities arise. During 2008, we expect to begin considering liquidity alternatives for our shareholders.
Beginning in the second quarter of 2007, we have experienced some widening on the mortgage spreads of the limited recourse borrowings that we may utilize if we make additional investments or obtain financing on existing investments. This trend is consistent with the overall trend in the capital markets, where spreads on corporate obligations and mortgages have widened, in part, based upon investor concerns about credit quality and potential defaults. A decrease in credit availability may also increase the default rates we experience with our tenants. While we expect these trends to continue in 2007, we utilize moderate leverage and do not believe the current environment will materially impact our ability to borrow, at favorable rates, on a limited recourse basis on most transactions.
Long-term interest rates have increased in recent quarters from historical lows; however, they remain relatively low by historical standards. Should long-term interest rates rise significantly, the value of our real estate assets would likely decrease, which would compromise the amount and terms of financing we can obtain. Increases in interest rates may also have an impact on the credit profile of certain tenants. Rising interest rates are sometimes associated with an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure, and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $12,682 and $9,479 for the nine months ended September 30, 2007 and 2006, respectively and have an aggregate carrying value of $118,618 as of September 30, 2007. We recognized income from equity investments in real estate of $669 from one of these tenants during the nine months ended September 30, 2006, and subsequently acquired the remaining interest in this investment in the merger. Two tenants that had previously operated under bankruptcy protection, Tower Automotive, Inc. and Meridian Automotive Systems, Inc., affirmed their leases with us upon emerging from bankruptcy protection in July 2007 and December 2006, respectively. A third tenant, Collins & Aikman Corporation, emerged from bankruptcy protection in October 2007. Collins & Aikman affirmed leases for four of the six properties it leases from us and has agreed to repurchase the remaining two properties from us (see “Current developments and trends” above). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in the automotive industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements in the Euro and the British Pound Sterling, which account for approximately 14% and 1% of annualized lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During both the three and nine months ended September 30, 2007, the average rate for the U.S. dollar in relation to both the Euro and the British Pound Sterling was considerably weaker than during the comparable periods ended September 30, 2006, and as a result, we experienced a positive impact on our results of foreign operations for the current periods as compared to 2006.
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
CPA®:14 9/30/2007 10-Q — 19

flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment and not returns on investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine months ended September 30,
	2007	2006
Rental income	$107,107	$85,495
Interest income from direct financing leases	12,205	10,500

	$119,312	$95,995

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Nine months ended September 30,
Lessee	2007	2006
Carrefour France, SA (a)	$12,719	$11,117
Petsmart, Inc. (c)	6,206	6,315
Federal Express Corporation (c)	5,156	5,100
Nortel Networks Limited	4,648	4,501
Dick’s Sporting Goods, Inc. (e)	4,057	1,845
Atrium Companies, Inc.	3,752	3,686
Katun Corporation (b)	3,289	2,919
Advance PCS, Inc.	3,225	3,225
Tower Automotive, Inc. (d)	3,146	3,146
Special Devices, Inc. (d) (f)	2,982	—
Metaldyne Company LLC (d)	2,829	2,739
Perkin Elmer, Inc. (b)	2,795	2,549
Collins & Aikman Corporation (d)	2,760	2,664
McLane Company Foodservice Inc.	2,676	2,750
APW North America Inc.	2,350	2,307
Amerix Corporation	2,196	2,196
Builders FirstSource, Inc. (c)	1,961	1,944
Gibson Guitar Corp.	1,916	1,845
Gerber Scientific, Inc.	1,866	1,823
Waddington North America, Inc.	1,834	1,741
Other (b) (c) (d) (e)	46,949	31,583

	$119,312	$95,995

(a)	Increase is due to fluctuations in foreign currency exchange rates and INSEE-based rent increase.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.
CPA®:14 9/30/2007 10-Q — 20

(c)	These revenues are generated in consolidated joint ventures, generally with affiliates, and include lease revenues applicable to minority interests totaling $4,750 and $6,091 for the nine months ended September 30, 2007 and 2006, respectively.

(d)	Tenant operates in the automotive industry. Tower Automotive and Collins & Aikman both emerged from Chapter 11 bankruptcy protection in 2007. Included in “Other” are lease revenues from Meridian Automotive Systems, Inc. totaling $965 and $930 for the nine months ended September 30, 2007 and 2006, respectively. See “Current trends” above.

(e)	Includes lease revenues from properties acquired in the merger.

(f)	We acquired the remaining interest in this property in the merger and now consolidate the entity which holds the assets. We previously accounted for this entity under the equity method of accounting.
We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest at September 30,		Nine months ended September 30,
Lessee	2007	2006	2007	2006
U-Haul Moving Partners, Inc. and Mercury Partners, LP	11.54%	11.54%	$21,329	$21,406
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	31.76%	—	16,561	—
True Value Company (b)	50%	35%	10,713	10,842
Advanced Micro Devices, Inc. (b)	66.67%	33.33%	7,838	7,838
LifeTime Fitness, Inc. (b) (c)	56%	41%	6,996	1,021
CheckFree Holdings, Inc.	50%	50%	3,541	3,453
Compucom Systems, Inc. (b)	66.67%	33.33%	3,411	3,411
Best Buy Co., Inc. (b)	37%	—	2,748	—
Sicor, Inc. (b)	50%	—	2,507	—
The Upper Deck Company (b)	50%	—	2,395	—
Dick’s Sporting Goods, Inc. (d)	44.9%	44.9%	2,236	1,012
Del Monte Corporation (b)	50%	—	2,217	—
ShopRite Supermarkets, Inc. (b)	45%	—	1,827	—
Town Sports International Holdings, Inc. (b) (c)	56%	41%	815	245
Special Devices, Inc. (e)	—	50%	—	3,229

			$85,134	$52,457

(a)	We acquired our interest in this investment during 2007. In addition to lease revenues, the venture also earned interest income of $12,609 on a note receivable. Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Interest or additional interest in this investment acquired in the merger.

(c)	Lease was entered into during 2006 following the restructuring of a lease with a former tenant.

(d)	Expansion at this property completed in January 2007. Prior to the completion of construction, 100% of the lease revenues and net income of this investment were attributed to us.

(e)	Property is consolidated effective December 2006 following acquisition of the remaining interest in the merger.
Results of Operations
Our results of operations for the three and nine months ended September 30, 2007 versus the comparable 2006 periods were affected by several 2006 transactions. During the nine months ended September 30, 2006, the sale of two properties and a lease restructuring resulted in our recognition of gains totaling $30,619 and impairment charges of $10,241. During the three months ended September 30, 2006, the payoff of a mortgage following the lease restructuring resulted in our recognition of prepayment penalties and debt defeasance costs of $4,130. These transactions resulted in a net loss of $4,130 for the 2006 three month period and a net gain of $15,056 for the 2006 nine month period. No transactions of such significance occurred during the nine months ended September 30, 2007.
Lease Revenues
For the three months ended September 30, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased by $7,865. Properties acquired in the merger contributed $6,663 of the increase, including $1,040 of lease revenues generated by an investment that was previously accounted for under the equity method but that we now consolidate following the merger. Lease revenues also benefited from rent increases at several properties and, to a lesser extent, the favorable impact of fluctuations in foreign currency exchange rates. Our leases generally have rent increases based on formulas indexed to increases in the
CPA®:14 9/30/2007 10-Q — 21

CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
For the nine months ended September 30, 2007 and 2006, lease revenues increased by $23,317 for the same reasons as described above. Properties acquired in the merger contributed $19,780 of the increase, including $2,982 of lease revenues generated by the newly consolidated investment. Rent increases and the favorable impact of fluctuations in foreign currency exchange rates generated the remainder of the increase.
Depreciation and Amortization Expense
For the three months ended September 30, 2007 and 2006, depreciation and amortization expense increased $2,279, primarily as a result of properties acquired in the merger.
For the nine months ended September 30, 2007 and 2006, depreciation and amortization expense increased $3,234. Additional depreciation and amortization expense related to properties acquired in the merger totaling $6,890 was partially offset by a one-time $3,730 depreciation charge incurred in June 2006 related to the demolition of a property in connection with its redevelopment.
Property Expenses
For the three months ended September 30, 2007 and 2006, property expenses increased by $2,226, primarily due to an increase in asset management and performance fees of $1,954 that results from the increase in our asset base following the merger as well as an increase in our annual asset valuation, which was performed as of December 31, 2006.
For the nine months ended September 30, 2007 and 2006, property expenses increased by $6,865, primarily due to increases in asset management and performance fees as described above of $5,010 and uncollected rent expense of $1,212. The increase in uncollected rent expense primarily relates to two investments, one of which we acquired in the merger, where the tenants are currently experiencing financial difficulties. The financial difficulties of the tenant were taken into consideration in determining the purchase price of the investment at the time of the merger.
General and Administrative
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, general and administrative expense increased $550 and $1,459, respectively. As a result of the increase in our asset and shareholder bases following the merger, we incurred increases in our share of expenses allocated by the advisor and other expenses such as investor-related costs.
Impairment Charge
During the nine months ended September 30, 2007, we incurred an impairment charge of $345 on properties leased to Collins & Aikman to reduce the properties’ carrying value to their estimated fair value.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended September 30, 2007, we recognized income from equity investments in real estate of $6,447, as compared with a loss of $606 for the comparable 2006 period. Income for the current three-month period reflects income from equity investments owned prior to the merger of $2,409 and income of approximately $2,000 from a German venture that we acquired in April 2007, substantially all of which results from the recognition of an unrealized gain on derivative instruments. Income for the current period also includes income from investments acquired in the merger totaling approximately $2,000, inclusive of an out-of-period adjustment that increased income from equity investments by $1,660, as described in Note 2. The loss for the prior year period includes the recognition of prepayment penalties and debt defeasance costs related to the payoff of a mortgage in 2006 totaling $4,130, substantially offset by income from the operations of existing equity investments. Results of operations from the equity investments acquired in the merger did not have a material impact on income for the three or nine months ended September 30, 2007 as a result of depreciation and amortization and interest expense that largely offset income generated by the underlying investments.
For the nine months ended September 30, 2007, we recognized income from equity investments in real estate of $11,416, as compared with income of $13,009 for the comparable 2006 period. Income for the current nine-month period reflects income of $7,467 from equity investments in real estate owned prior to the merger; income of approximately $2,000 from our German venture as described above and income of approximately $2,000 from investments acquired in the merger, inclusive of the out-of-period adjustment of $1,660 as described in Note 2. Income for the prior year period reflects a gain on the sale of a New York property of $16,441 as well as income from the operations of the New York property and four California properties that were sold during the fourth quarter of
CPA®:14 9/30/2007 10-Q — 22

2006 totaling $2,667. Income from these 2006 transactions was partially offset by impairment charges related to a lease restructuring totaling $10,241 and prepayment penalties and debt defeasance costs of $4,130 related to the payoff of a mortgage loan. These transactions had a total positive net impact of $4,737 on our income from equity investments during 2006 that did not recur in 2007. Income from equity investments for the prior year period also includes income from the operations of existing investments, including the two investments that we now consolidate following the merger.
Gain on Foreign Currency Transactions, Derivative Instruments and Other, Net
For the three months ended September 30, 2007, we recognized a gain on foreign currency transactions, derivative instruments and other, net of $1,065 as compared with a gain of $178 for the comparable 2006 period. The gain for the current period includes a realized gain on the sale of securities of $1,648 related to certain common stock warrants that we exercised in connection with a tenant’s merger transaction, partially offset by the reversal of previously recorded unrealized gains on the warrants totaling $1,029. We also recognized gains on foreign currency transactions as a result of the continued weakening of the U.S. dollar. The gain for the prior year period primarily reflects gains on foreign currency transactions as a result of the weakening of the U.S. dollar.
For the nine months ended September 30, 2007, we recognized a gain on foreign currency transactions, derivative instruments and other, net of $649, as compared with a gain of $1,131 for the comparable 2006 period. During the current nine-month period, gains on foreign currency transactions totaling $1,154 were partially offset by a net loss on the exercise of common stock warrants. The loss on the common stock warrant exercise is primarily due to the reversal of previously recorded unrealized gains totaling $2,207, including the recognition of an out-of-period adjustment related to the valuation of these warrants of $981 (Note 2), and was partially offset by a realized gain on the sale of securities that were obtained upon the warrant exercise of $1,648. The gain for the prior year period primarily reflects gains on foreign currency transactions as a result of the weakening of the U.S. dollar as well as unrealized gains on certain common stock warrants.
Interest Expense
For the three months ended September 30, 2007 and 2006, interest expense increased by $3,068, primarily due to an increase of $2,370 related to the assumption of debt on properties acquired in the merger, including $439 of interest expense incurred by the investment that we now consolidate following the merger. Interest expense also increased by $590 as a result of new mortgages that we entered into during 2007 and borrowings under the credit facility.
For the nine months ended September 30, 2007 and 2006, interest expense increased by $9,563, primarily due to the same factors described above. The assumption of debt on properties acquired in the merger contributed $7,109 of the increase, including $1,313 incurred by the newly consolidated investment, while interest expense incurred on new mortgages and the credit facility contributed $1,825 of the increase.
Provision for Income Taxes
For the three and nine months ended September 30, 2007 and 2006, provision for income taxes increased by $205 and $1,127, respectively, primarily due to increases in income taxes on our foreign investments. In addition, during the first quarter of 2007, we recorded an accrual for foreign income taxes totaling $403 related to our 2003-2006 fiscal years (Note 2).
Income from Discontinued Operations
For the three and nine months ended September 30, 2007, we earned income from the operations of discontinued properties of $113 and $378, respectively.
For the three and nine months ended September 30, 2006, we recognized a loss of $25 and income $12,551 from the operations of discontinued properties, respectively. Income from discontinued operations of $12,551 for the nine months ended September 30, 2006, primarily reflects a $14,178 gain on the sale of a property in Minnesota which was sold in May 2006, partially offset by prepayment penalties totaling $1,586 in connection with the prepayment of the limited mortgage on this property.
Net Income
For the three months ended September 30, 2007 and 2006, net income increased $7,878. Net income in the current year period benefited from debt defeasance costs and prepayment penalties totaling $4,130 in the third quarter of 2006 that did not recur in 2007. In addition, we recognized income from equity investments in real estate of approximately $4,000 as a result of investments acquired in 2006 and 2007, inclusive of an out-of-period adjustment of $1,660 as described in Note 2. These variances are described above.
For the nine months ended September 30, 2007 and 2006, net income decreased $12,706, primarily due to the net impact of certain transactions in 2006 that did not recur in 2007, including gains on the sale of properties totaling $30,619 that were partially offset by impairment charges totaling $10,241 and debt defeasance costs and prepayment penalties totaling $4,130. We also recognized income
CPA®:14 9/30/2007 10-Q — 23

from equity investments in real estate acquired in 2006 and 2007 of approximately $4,000, inclusive of an out-of-period adjustment of $1,660 as described in Note 2. These variances are described above.
Financial Condition
Uses of Cash During the Period
Cash and cash equivalents totaled $57,486 as of September 30, 2007, an increase of $38,495 from the December 31, 2006 balance. The increase was primarily due to net proceeds received from recent financing activity on several existing properties. We believe that we have sufficient cash balances to meet our working capital needs. Our sources and use of cash during the period are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. For the nine months ended September 30, 2007, we used cash flows from operating activities to fund a significant portion of our distributions to shareholders of $51,263, make scheduled mortgage principal payments of $12,479 and pay distributions to minority partners of $2,022. Cash flows from distributions received on equity investments in real estate were used to fund the difference. Operating cash flow fluctuates on a quarterly basis due to factors that include the timing of the receipt of lease revenues and the characterization of distributions from equity investments in real estate.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. During the nine months ended September 30, 2007, cash inflows primarily consisted of distributions from our equity investments in real estate in excess of cumulative income totaling $38,044, of which $32,482 represents the distribution to us of mortgage proceeds obtained by three joint ventures. We received proceeds of $3,160 from the sale of common stock which we obtained in connection with the exercise of common stock warrants for $999. We also received $1,850 from the sale of excess land, $1,005 of which we used to prepay a portion of the mortgage on the property. Cash outflows during the period consisted primarily of our acquisition of an interest in two German joint ventures for $18,764 and our annual installment of deferred acquisition fees, which is paid to the advisor each January and was $4,369 in 2007.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we obtained limited recourse mortgage financing totaling $70,600, of which $44,600 represents new financing on previously unencumbered properties and $26,000 was obtained by refinancing existing mortgages of $12,639. Gross borrowings and repayments on our credit facility were $52,000 and $77,000, respectively, such that the balance on the credit facility was $0 at September 30, 2007. We received $6,811 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan and used $13,310 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
Summary of Financing
The table below summarizes our mortgage notes payable as of September 30, 2007 and 2006, respectively.

	September 30,
	2007	2006
Balance:
Fixed rate	$720,188	$525,996
Variable rate (1)	120,925	124,911

Total	$841,113	$650,907

Percent of total debt:
Fixed rate	86%	81%
Variable rate (1)	14%	19%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	7.45%	7.65%
Variable rate (1)	6.42%	6.37%

(1)	Included in variable rate debt at September 30, 2007 is $102,500 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term.
CPA®:14 9/30/2007 10-Q — 24

Cash Resources
As of September 30, 2007, our cash resources consisted of the following:
–	Cash and cash equivalents totaling $57,486. Of this amount, $10,396, at current exchange rates, was held in foreign bank accounts, and we could be subject to significant costs should we decide to repatriate these amounts.

–	Credit facility with unused capacity of up to $100,000.

–	We can also borrow against currently unleveraged properties which have a carrying value of $44,695.
Borrowings under our credit facility and against our unleveraged properties are subject to meeting certain financial ratios on our credit facility. Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.
Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150,000. We reduced the amount available under the credit facility to $100,000 in April 2007. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage ratio. The credit facility is guaranteed by our current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. In connection with the reduction of the credit facility in April 2007, we modified certain financial covenants to expand the nature and extent of investments we may make. We are in compliance with these covenants as of September 30, 2007. The facility also provides us with the right to increase the amount available under the credit facility up to a maximum of $175,000 upon satisfaction of certain conditions. The applicable annual interest rate on the credit facility was 6.58% and 6.80% as of September 30, 2007 and December 31, 2006, respectively.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including:
–	Properties acquired in the merger are generating annual lease revenue and cash flow of approximately $26,000 and $17,000, respectively, and annual distributions from equity investments in real estate of approximately $9,200.

–	Our investment in the Hellweg transaction, which is expected to generate annual distributions of approximately $4,000.

–	Scheduled rent increases on several properties during the remainder of 2007 and 2008, which should result in additional cash flow from operations.

–	New or refinanced limited recourse mortgage financing in 2007 on several directly owned properties and equity investments in real estate, which is expected to reduce annual cash flow from operations and distributions from equity investments in real estate by approximately $3,200 and $1,200, respectively.

–	The proposed sales of properties, which, if completed, may reduce annual cash flow from operations and distributions from equity investments in real estate by approximately $1,300 and $2,000 respectively.

–	The advisor’s election for 2007 to continue to receive performance fees in restricted shares. The advisor has not yet made an election for 2008.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments and paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Balloon payments totaling $17,649 will be due during the next twelve months. We currently expect to use our existing cash resources to make these payments and may seek to refinance certain of these loans if we are able to do so on attractive terms. We may also seek to use our cash resources to make new investments if attractive opportunities arise, and expect to maintain cash balances sufficient to meet working capital needs.
CPA®:14 9/30/2007 10-Q — 25

Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of September 30, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Mortgage notes payable — Principal	$841,113	$36,021	$132,955	$486,351	$185,786
Mortgage notes payable — Interest (1)	279,976	60,939	109,006	60,815	49,216
Deferred acquisition fees — Principal	14,051	3,848	6,217	2,478	1,508
Deferred acquisition fees — Interest	2,444	818	1,029	381	216
Subordinated disposition fees (2)	3,562	—	—	3,562	—
Property improvements (3)	6,698	6,698	—	—	—
Operating and other lease commitments (4)	18,191	865	1,743	1,805	13,778

	$1,166,035	$109,189	$250,950	$555,392	$250,504

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate and balance outstanding as of September 30, 2007.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Represents our share of landlord improvements on properties leased to LifeTime Fitness, Inc.

(4)	Operating and other lease commitments consist primarily of our share of rental obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Our share of rental obligations under ground leases total approximately $11,825 over the lease terms.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2007. As of September 30, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at September 30, 2007 is presented below:

	Ownership Interest at		Total Third
Lessee	September 30, 2007	Total Assets	Party Debt	Maturity Date
Advanced Micro Devices, Inc.	66.67%	$90,207	$61,308	1/2009
Compucom Systems, Inc.	66.67%	32,299	19,497	4/2009
ShopRite Supermarkets, Inc.	45%	16,170	10,110	7/2010
The Upper Deck Company	50%	25,841	11,531	2/2011
Del Monte Corporation	50%	15,811	10,991	8/2011
Best Buy Co., Inc.	37%	78,499	26,082	2/2012
True Value Company	50%	135,114	71,962	1/2013 & 2/2013
Mercury Partners, LP and U-Haul Moving Partners, Inc.	11.54%	306,349	172,682	5/2014
Checkfree Holdings, Inc.	50%	35,372	30,000	6/2016
Starmark Holdings LLC, LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	156,925	86,920	12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1)	31.76%	951,238	404,804	4/2017
Sicor, Inc.(2)	50%	17,249	35,350	7/2017
Dick’s Sporting Goods, Inc.	44.90%	28,500	22,843	1/2022

		$1,889,574	$964,080

(1)	We acquired this investment in April 2007. Ownership interest represents our combined interest in two ventures as described in Note 6. Amounts shown are based on the exchange rate of the Euro as of September 30, 2007.

(2)	In June 2007, this venture completed the refinancing of an existing $2,483 limited recourse mortgage with new limited recourse financing of $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
CPA®:14 9/30/2007 10-Q — 26

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
Interest Rate Risk
The value of our real estate and related fixed rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
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
We own marketable securities, principally through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”) which we expect to hold on a long-term basis. The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At September 30, 2007, our total interest in CCMT had a fair value of $14,007.
At September 30, 2007, significantly all of our long-term debt either bears interest at fixed rates or is currently at a fixed rate but has interest rate reset features which will change the interest rates to variable rates at some point in the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2007 ranged from 5.15% to 9.38%. The annual interest rates on our variable rate debt at September 30, 2007 ranged from 5.15% to 7.67%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations:

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$3,402	$31,410	$74,873	$76,890	$293,902	$239,711	$720,188	$725,065
Variable rate debt	$1,169	$4,798	$5,024	$5,340	$5,589	$99,005	$120,925	$120,925
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $29,327. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $184 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
CPA®:14 9/30/2007 10-Q — 27

Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and the British Pound Sterling, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $108 and $741 for the three and nine months ended September 30, 2007, respectively, and net unrealized foreign currency translation gains were $343 and $413 for the three and nine months ended September 30, 2007, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the nine months ended September 30, 2007, Carrefour France SA, which leases properties in France, contributed 11% of lease revenues. The leverage on the limited recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of September 30, 2007, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $2,361.
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
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of September 30, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2007.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:14 9/30/2007 10-Q — 28

PART II
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended September 30, 2007, 230,688 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at per share amounts of $13.20. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	317,170	$12.28	N/A	N/A

Total	317,170

(1)	All shares were purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 9/30/2007 10-Q — 29

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 11/14/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 11/14/2007	By:	/s/ Thomas Ridings
Thomas Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)
CPA®:14 9/30/2007 10-Q — 30