Form 10-K
period 2007-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2008-03-31
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 82,304,455 shares of common stock as of June 30, 2007.
As of March 24, 2008, there were 88,207,507  shares of common stock of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this annual report on Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in Item 1A — Risk Factors. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
As used in this annual report on Form 10-K, the terms “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.

CPA®:14 2007 10-K — 1

PART I
Financial information in this report is in thousands except share and per share amounts.
Item 1. Business.
(a) General Development of Business
Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets, and are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
–	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

–	indemnification for environmental and other liabilities;

–	operational or financial covenants of the tenant; and

–	guarantees of lease obligations from parent companies or letters of credit.
We are managed by W. P. Carey & Co. LLC (“WPC”) through its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day investment management for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain costs incurred in providing services, including personnel provided for the administration of our operations. The advisor also serves in this capacity for Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17”), and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until we acquired CPA®:12 in December 2006 (collectively, including us, the “CPA® REITs”).
We were formed as a Maryland corporation in June 1997. Between November 1997 and November 2001, we sold a total of 65,794,280 shares of common stock for a total of $657,943 in gross offering proceeds. Through December 31, 2007, we have also issued 3,001,716 shares ( $35,721) through our distribution reinvestment and stock purchase plan. These proceeds were used along with non-recourse mortgage debt to purchase our properties.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2007, we had no employees. The advisor employs 135 individuals who are available to perform services for us.
Significant Developments During 2007:
Investment Activity — In April 2007 we and our affiliates acquired interests in two ventures owning 37 properties throughout Germany. Our contribution to the German ventures, which we account for under the equity method of accounting, totaled $141,764 (Note 7). In December 2007, we acquired an investment in Finland for $14,497 in a follow-on transaction to an investment that we completed with the same tenant in 2001. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
Financing Activity — During 2007, we obtained non-recourse mortgage financing on our consolidated investments totaling $119,657 at a weighted average fixed annual interest rate and term of 5.8% and 9.7 years, respectively, including $67,360 obtained by refinancing existing mortgages totaling $36,042; $44,600 obtained on previously unencumbered properties and $7,697 obtained in

CPA®:14 2007 10-K — 2

connection with our acquisition of the property in Finland. Our share of financing obtained by ventures which we account for under the equity method of accounting totaled $152,717 at a weighted average fixed annual interest rate and term of 5.6% and 10.3 years, respectively. This financing includes $120,235 from the two German ventures; $17,675 from the refinancing of an existing mortgage of $1,241 and $14,807 obtained on previously unencumbered properties. Amounts are based upon the exchange rate of the Euro at the date of financing where applicable.
Disposition Activity — During 2007, we sold two domestic properties for total proceeds of $37,561, net of selling costs, at a total net gain of $7,724. In connection with these sales, we prepaid or defeased non-recourse mortgage financing on the properties totaling $13,145 and incurred prepayment penalties of $851. We also sold two properties to our tenant Collins & Aikman Corporation, which emerged from bankruptcy protection during 2007. Collins & Aikman affirmed leases for four of the six properties it leases from us and repurchased the remaining two properties for $10,699, net of selling costs, at which time we recognized a gain on the sale of $1,112, exclusive of impairment charges of $345. We also defeased $7,887 of the existing $15,365 non-recourse mortgage on the Collins & Aikman properties and incurred defeasance costs totaling $1,246.
In addition, a venture which we account for under the equity method of accounting sold four domestic properties. Our share of the proceeds was $23,211, net of selling costs and our share of the venture’s gain on the sale was $6,939. In connection with this sale, we wrote off unamortized assets related to our equity investment in the properties totaling $3,014.
Tenant Activity — In June 2006, we entered into an agreement with a developer to demolish an existing warehouse facility and redevelop the existing land as part of the construction of a new retail shopping center. Construction of the center was funded entirely by the developer and was completed in November 2007, at which time we exchanged our redeveloped land for cash proceeds of $960 and a condominium interest in the newly constructed retail facility with a tenant in place. In connection with this transaction, we recognized a gain on the exchange of $8,453.
In addition, two tenants which had been experiencing financial difficulties terminated their leases with us during the fourth quarter of 2007 in exchange for lease termination payments totaling $932. In connection with the termination of one of these leases, we wrote off intangible assets totaling $1,307.
SEC Investigation — As we have previously disclosed, in 2004 the staff of the U.S. Securities and Exchange Commission began investigating whether registration statements and prospectuses used in connection with public offerings of our common stock and the shares of other CPA® REITs contained material misrepresentations and omissions, including with respect to payments made by us and other CPA® REITs in the 2000-2003 period to broker-dealers that distributed our shares and the shares of other CPA® REITs. The investigation also encompassed whether, in connection with a public offering of shares of CPA 15 in late 2002 and early 2003, Carey Financial, LLC (“Carey Financial”), a wholly-owned broker-dealer subsidiary of WPC, sold such shares without an effective registration statement. All matters relating to this investigation with respect to WPC and Carey Financial were settled in March 2008. As part of the settlement, WPC will be required to cause payments to be made to us of approximately $10,868. See Item 3 — Legal Proceedings for a discussion of this investigation and the settlement.
Credit Facility — In April 2007, we reduced the amount available under the credit facility from $150,000 to $100,000 and modified certain financial covenants to expand the nature and extent of investments we may make.
Directors and Senior Management — Marshall Blume was appointed as an independent director of our board of directors in April 2007 and was elected for a term of one year at the annual meeting of shareholders held in June 2007. Mr. Blume replaced Trevor Bond, who resigned from our board of directors in connection with his appointment to the board of directors of WPC in April 2007. In September 2007, Elizabeth Munson resigned from our board of directors in connection with her appointment to the board of directors of one of our affiliates. In June 2007, Thomas Ridings, an executive director, was appointed chief accounting officer.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. Refer to the Segment Information footnote of the consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties which are upon acquisition improved or developed or which will be developed within a reasonable time after acquisition.

CPA®:14 2007 10-K — 3

Our objectives are to:
–	own a diversified portfolio of triple-net leased real estate;

–	fund distributions to shareholders; and

–	increase our equity in our real estate by making regular mortgage principal payments.
We seek to achieve these objectives by investing in and holding commercial properties each triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Our business plan is principally focused on managing our existing portfolio of properties, including those properties we acquired from CPA®:12 through a merger transaction in December 2006 (the “merger”). However, we may look to take advantage of increases in real estate prices by selectively disposing of properties, by obtaining new non-recourse mortgage financing on unencumbered assets or by refinancing mortgages on existing properties if we can obtain such financing on attractive terms.
Our Portfolio
As of December 31, 2007, our portfolio consisted of our full or partial ownership in 318 properties leased to 92 tenants and totaled approximately 30 million square feet (on a pro rata basis), with a 99% occupancy rate. Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
East	$40,018	25%	$4,215	9%
South	35,674	22	10,549	21
Midwest	34,872	21	8,151	17
West	25,108	15	14,018	29

Total U.S.	135,672	83	36,933	76

International
Europe	27,398	17	12,134	24

Total	$163,070	100%	$49,067	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.
Property Diversification
Information regarding our property diversification as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Industrial	$50,943	31%	$13,605	28%
Warehouse/distribution	47,147	29	8,148	17
Office	36,025	22	6,163	13
Retail	15,554	10	11,985	24
Other properties(c)	13,401	8	9,166	18

Total	$163,070	100%	$49,067	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

CPA®:14 2007 10-K — 4

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.

(c)	Includes educational facilities, movie theaters, sports/fitness facilities and undeveloped land.
Tenant Diversification
Information regarding our tenant diversification as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (c)	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Retail Stores	$39,890	24%	$15,374	31%
Electronics	23,703	15	9,999	21
Automobile	16,393	10	—	—
Construction and Building	11,913	7	6,431	13
Transportation — Cargo	11,729	7	—	—
Consumer and Non-Durable Goods	8,638	5	—	—
Leisure, Amusement, Entertainment	8,599	5	5,810	12
Chemicals, Plastics, Rubber, and Glass	7,856	5	—	—
Beverages, Food and Tobacco	6,941	4	1,478	3
Business and Commercial Services	6,559	4	2,357	5
Healthcare, Education and Childcare	6,383	4	1,671	4
Machinery	4,010	3	—	—
Buildings and Real Estate	—	—	2,140	4
Transportation — Personal	—	—	1,153	2
Grocery	—	—	1,054	2
Other (d)	10,456	7	1,600	3

Total	$163,070	100%	$49,067	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.

(c)	Based on the Moody’s classification system and information provided by the tenant.

(d)	Includes revenue from tenants in the following industries: hotels and gaming; printing and publishing; aerospace and defense; consumer and durable goods; forest products and paper; mining; banking; buildings and real estate; personal transportation and grocery.

CPA®:14 2007 10-K — 5

Lease Expirations
As of December 31, 2007, lease expirations on our investments, including our pro rata share of equity investments in real estate are as follows:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2008	$525	—%	$—	—%
2009	1,665	1	—	—
2010	—	—	—	—
2011	20,679	13	—	—
2012	277	—	—	—
2013	—	—	—	—
2014	1,827	1	1,153	2
2015	6,643	4	2,358	5
2016	13,484	8	1,477	3
2017	14,770	9	—	—
2018-2022	96,945	60	22,939	47
2023-2027	4,872	3	9,006	18
2028 and thereafter	1,383	1	12,134	25

Total	$163,070	100%	$49,067	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.
Asset Management
We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor often relies on third party asset managers. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
Holding Period
We intend to hold each property we invest in for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our shareholders or avoiding increases in risk. No assurance can be given that this objective will be realized.
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in 2000. On this basis, in the first quarter of 2008 we asked our advisor to begin reviewing possible liquidity alternatives for us. However, we have not yet considered such possible alternatives and there can be no assurances any liquidity event for us will occur in the near future. We may provide liquidity for our shareholders through a liquidity transaction which could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion of our shares in an automated quotation system, a merger (which may include a merger with one or more of our affiliated CPA® REITs and/or with the advisor) or another transaction approved by our board of directors. During the period that we are considering liquidity alternatives, we may choose to limit the making of new investments, unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life, it is in our shareholders’ best interests for us to make new investments. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas

CPA®:14 2007 10-K — 6

in which the properties are located and U.S. federal income tax effects on shareholders which may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, including our merger with CPA®:12, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. As of December 31, 2007, substantially all of our mortgages are non-recourse and provide for monthly or quarterly installments, which include scheduled payments of principal. As of December 31, 2007, 86% of our non-recourse mortgage financing bears interest at fixed rates. The majority of our variable rate debt consists of non-recourse mortgage obligations that currently bear interest at fixed rates but may be reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, will help us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud.
In connection with the merger, we entered into a $150,000 credit facility with Wells Fargo Bank. The credit facility provides for an initial loan term of three years and an annual interest rate of LIBOR plus 135 to 160 basis points, and is guaranteed by all of our current and future subsidiaries that own unencumbered assets. In April 2007, we reduced the amount available under the credit facility from $150,000 to $100,000 and modified certain financial covenants to expand the nature and extent of investments we may make (Note 12).
Investment Strategies
We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. While we are not currently seeking to make new significant investments, we may do so if attractive opportunities arise.
Most of our properties are subject to long-term net leases and were acquired through long-term sale-leaseback transactions in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock.
Our sale-leasebacks may be in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to us or our successor in interest (the lessee).
In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the creditworthiness of the tenant or borrower and the underlying real estate fundamentals to determine whether a potential acquisition satisfies our acquisition criteria. The advisor may consider the following aspects of each transaction:
Tenant/Borrower Evaluation. — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history; and capital structure, as well as other factors that may be relevant to a particular investment. In evaluating a possible investment, the creditworthiness of a tenant or borrower often is a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy is determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”

CPA®:14 2007 10-K — 7

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
Collateral Evaluation. — The advisor reviews the physical condition of the property, and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or requires the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property purchased by us will be appraised by a third party appraiser that is independent of the advisor, prior to acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
Transaction Provisions that Enhance and Protect Value. — The advisor attempts to include provisions in its leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guarantee of obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
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
Investment Decisions. —The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, the advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REIT and the advisor) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.

CPA®:14 2007 10-K — 8

The following people currently serve on the investment committee:
–	Nathaniel S. Coolidge — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

–	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.

–	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

–	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

–	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

–	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH and deputy chairman of the supervisory board of Corealcredit Bank AG.
Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. For the year ended December 31, 2007, Carrefour France, SAS represented 11% of our total lease revenue.
Competition
When we make acquisitions, we may compete against insurance companies, credit companies, pension funds, private individuals, private funds such as hedge funds, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. We believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties.
Environmental Matters
Our properties generally are or have been used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
While we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities and we may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
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

CPA®:14 2007 10-K — 9

Transactions with Affiliates
We may acquire assets from our affiliates, including the CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions may take the form of direct purchases of assets, mergers or another type of transaction. For example, in December 2006 we acquired CPA®:12 through a merger transaction. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their public offerings.
Types of Investments
Substantially all of our investments to date are and will continue to be income-producing properties, which are, upon acquisition, improved or being developed or which will be developed within a reasonable period of time after their acquisition. These investments have primarily been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. Investments are not restricted as to geographical areas.
Ventures With Affiliates and Others. — We have and may continue to enter into joint ventures or general partnerships and other participations with real estate developers, owners and others, including other CPA® REITs, for the purpose of obtaining equity interests in a property or properties in accordance with our investment policies. These investments permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own.
Other Investments. — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property which the advisor believes will appreciate in value, or which will increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held the securities for six months. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on the success of its operations.
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
Cash resources will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
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

CPA®:14 2007 10-K — 10

(d) Financial Information About Geographic Areas
Refer to the Segment Information footnote of the consolidated financial statements for financial information pertaining to our segment and geographic operations.
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
Item 1A. Risk Factors.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the conditions below. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described above list all material risks to us at any specific point in time. We have disclosed many of the important risk factors discussed below in our previous filings with the SEC.
Our future results may be affected by risks and uncertainties including the following:
WPC and Carey Financial have recently settled the previously disclosed SEC investigation. If other actions are brought against WPC or Carey Financial, we could be adversely affected.
As discussed in Item 3 — Legal Proceedings, WPC and Carey Financial have recently settled all matters relating to a previously disclosed SEC investigation, including matters relating to payments by us and certain other CPA® REITs during 2000-2003 to broker-dealers that distributed our shares.
Under the settlement, WPC will be required to cause payments to be made to the affected CPA® REITs of $19,979 and pay a civil monetary penalty of $10,000. Also, in connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
The settlement is not binding on other regulatory authorities, including FINRA, which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise. Any actions that adversely affect WPC or Carey Financial may also have a material adverse effect on us because of our dependence on our advisor and its affiliates for a broad range of services.
We are subject to the risks of real estate ownership, which could reduce the value of our properties.
Our performance and asset value is subject to risks incident to the ownership and operation of real estate, including:
–	changes in the general economic climate;

–	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

–	changes in interest rates and the availability of financing; and

–	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
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

CPA®:14 2007 10-K — 11

special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to shareholders. See Our Portfolio section above for scheduled lease expirations.
We may recognize substantial impairment charges on our properties.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the unguaranteed residential value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. If we incur impairment charges in the future, they will reduce our net income, although they will not necessarily affect our cash flow from operations.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payments to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payments and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. In 2007, one tenant, Carrefour France, SAS represented 11% of our total lease revenue.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
–	the loss of lease or interest payments;

–	an increase in the costs incurred to carry the property;

–	a reduction in the value of our shares; and

–	a decrease in distributions to shareholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.
Insolvency laws outside of the U.S. may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the U.S. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the U.S., in which a debtor/ tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
However, in circumstances where the bankruptcy laws of the U.S. are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the U.S. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.
Other CPA® REITs managed by the advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

CPA®:14 2007 10-K — 12

Similarly, if a borrower under our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our shareholders. The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $16,691 for the year ended December 31, 2007 and have an aggregate carrying value of $108,748 as of December 31, 2007. Two tenants that had previously operated under bankruptcy protection, Tower Automotive, Inc. and Meridian Automotive Systems, Inc., affirmed their leases with us upon emerging from bankruptcy protection in July 2007 and December 2006, respectively. A third tenant, Collins & Aikman Corporation, emerged from bankruptcy protection in October 2007. Collins & Aikman affirmed leases for four of the six properties it leases from us and repurchased the remaining two properties from us in December 2007 (see Item 1 — Significant Developments During 2007). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in the automotive industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Our participation in joint ventures creates additional risk.
We participate in joint ventures and invest in properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture we would not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is a potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of our partner and us. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that the advisor may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
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
In some circumstances, we grant tenants a right to purchase the property they lease. The purchase price may be a fixed price or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
Liability for uninsured losses could adversely affect our financial condition.
Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our shareholders to be reduced.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the advisor in the selection of tenants, the determination of any financing arrangements, and the management of our assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of the advisor and the oversight of our board of directors. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guaranty that the advisor will be able to successfully achieve liquidity for us to the extent it has done so for prior programs.

CPA®:14 2007 10-K — 13

The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our real estate investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Activities in which a conflict could arise between us and the advisor include:
–	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

–	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s length basis as would occur if the agreements were with unaffiliated third parties;

–	acquisitions of single properties or portfolios of properties from affiliates, including WPC or the CPA® REITs, subject to our investment policies and procedures, may take the form of a direct purchase of assets, a merger or another type of transaction;

–	competition with certain affiliates for property acquisitions may cause the advisor and its affiliates to direct properties suitable for us to other related entities;

–	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;

–	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold or sell the property.
We have limited independence from the advisor.
All of our management functions are performed by officers of the advisor pursuant to our advisory agreement with the advisor. Members of our board of directors include individuals who are officers and directors of the advisor. Our independent directors are initially selected through a process which includes significant input from the advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from the advisor. This limited independence, combined with the advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our shareholders.
The termination or replacement of the advisor could trigger a default or repayment event under our financing arrangements for some of our assets.
Lenders for certain of our assets typically request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our shareholders may be adversely affected.
Our net asset value is based in part on information that the advisor provides to a third party.
The asset management and performance compensation paid to the advisor are based principally on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize net asset value in connection with any liquidity event.
Appraisals that we obtain may include leases in place on the property being appraised and if the leases terminate, the value of the property may become significantly lower.
The appraisals that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.
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

CPA®:14 2007 10-K — 14

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

2008	$17,649
2009	49,064	(a)
2010	63,162	(a)
2011	259,824	(a)
2012	161,237	(a)

(a)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $52,240 in 2009, $4,199 in 2010, $9,836 in 2011 and $8,580 in 2012.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations which could affect our ability to make distributions.
Industry concerns over asset quality have increased in recent periods due in large part to issues related to subprime residential mortgage lending, declining real estate activity and general economic concerns. This has led to deterioration in credit markets domestically and internationally. This deterioration has been severe in the real estate lending sector, where available liquidity, including through collateralized debt obligations (“CDOs”) and other securitizations, significantly declined during the second half of 2007 and remains depressed as of the date of this filing.
While our investment portfolio does not include investments in residential mortgage loans or in CDOs backed by residential mortgage loans, the general reduction in available financing for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing on future acquisitions or to refinance existing debt. These effects could in turn adversely affect our ability to make distributions.
In addition, the creditworthiness of our tenants may be adversely affected if their assets include investments in CDOs and residential mortgage loans, or if they have difficulty obtaining financing to fund their business operations. Any such effects could adversely impact our tenants’ ability to meet their ongoing lease obligations to us, which could in turn adversely affect our ability to make distributions.
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Because we have investments in

CPA®:14 2007 10-K — 15

foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are qualifying income for purposes of the REIT income requirements provided that the underlying income satisfies the REIT income requirements. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
The Internal Revenue Service (“IRS”) may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
Possible legislative or other actions affecting REITs could adversely affect our REIT qualification and our shareholders.
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
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual domestic shareholders is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
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
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our bylaws, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
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
We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage

CPA®:14 2007 10-K — 16

in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
–	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.

–	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.

–	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
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
International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the U.S. As of December 31, 2007, our directly owned real estate properties located outside of the U.S. represent 17% of current annualized lease revenue. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
–	Changing governmental rules and policies;

–	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

–	Expropriation;

–	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

–	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws including tax requirements, land use, zoning laws, and environmental laws;

–	Adverse market conditions caused by changes in national or local economic or political conditions;

–	Changes in relative interest rates;

–	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies; and

–	Changes in real estate and other tax rates and other operating expenses in particular countries.
In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the United States of America could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the U.S. and Europe and the advisor has little or no expertise in other international markets.
Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to our properties. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.
Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our currency exposures are to the Euro and the British pound sterling. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity.
We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification

CPA®:14 2007 10-K — 17

standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives.
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
A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard No. 13, “Accounting for Leases”, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on the tenant’s balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes to the tenant’s financial statements. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing which, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.
Our net tangible book value may be adversely affected if we are required to adopt the fair value accounting provisions of SOP 07-1.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
While we maintain an exemption from the Investment Company Act of 1940, as amended and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of SOP 07-1. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.

CPA®:14 2007 10-K — 18

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
We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
–	limitations on capital structure;

–	restrictions on specified investments;

–	prohibitions on transactions with affiliates; and

–	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
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
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Maryland law could restrict change in control.
Provisions of Maryland law applicable to us prohibit business combinations with:
–	any person who beneficially owns 10% or more of the voting power of outstanding shares, referred to as an interested shareholder;

–	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested shareholder; or

–	an affiliate of an interested shareholder.
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
Shareholders’ equity may be diluted
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into our common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to WPC and its affiliates for payment of fees in lieu of cash, shareholders will experience dilution of their percentage

CPA®:14 2007 10-K — 19

ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primarily corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas and London, England.
Refer to the Our Portfolio section of Item 1 for a discussion of the properties we hold and Schedule III – Real Estate and Accumulated Depreciation of Item 8 for a detailed listing of such properties.
Item 3. Legal Proceedings.
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs including us. The compensation arrangements principally involved payments, aggregating in excess of $9,600, made to a broker-dealer which distributed our shares and the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
WPC and Carey Financial settled all matters relating to them in connection with the above-described investigations in March 2008. In connection with implementing the settlement, the SEC filed a complaint in federal court on March 18, 2008 alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleges violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleges violations of, and seeks to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction. As part of the settlement, WPC will cause aggregate “disgorgement” payments of $19,979, including interest, to be made to us and another affected CPA® REIT. We expect that our portion of these payments will be approximately $10,868 and will be reflected in our earnings for the 2008 fiscal year. WPC will also pay a $10,000 civil monetary penalty, no portion of which we expect to receive.
The SEC’s complaint also alleges violations of certain provisions of the federal securities laws by our advisor's employees John Park, who was formerly WPC’s and our Chief Financial Officer, and Claude Fernandez, who was formerly WPC’s and our Chief Accounting Officer. The SEC has announced that Messrs. Park and Fernandez have separately settled the charges against them. The terms of such settlement agreements are not expected to have a material effect on WPC or us.
Other
The Maryland Securities Commission has sought information from Carey Financial and us relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC agreement in principle described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
As of December 31, 2007, we were not involved in any material litigation.

CPA®:14 2007 10-K — 20

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our shares. As of March 24, 2008, there were 29,670 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT taxable income to maintain our status as a REIT. Our quarterly distributions for the past two years are as follows:

	2007	2006
First quarter	$0.1934	$0.1924
Second quarter	0.1939	0.1929	(a)
Third quarter	0.1944	0.1929
Fourth quarter	0.1949	0.1929	(b)

	$0.7766	$0.7711

(a)	Excludes a special distribution approved by our board of directors in connection with our disposition activity of $0.45 per share that was paid in July 2006 to shareholders of record as of June 30, 2006.

(b)	Excludes a special distribution approved by our board of directors in connection with our disposition activity of $0.04 per share that was paid in January 2007 to shareholders of record as of November 30, 2006.
Unregistered Sales of Equity Securities
For the three months ended December 31, 2007, we issued 231,244 shares of common stock to the advisor as consideration for performance fees. Shares were issued at per share amounts of $13.20. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October	—	—	N/A	N/A
November	—	—	N/A	N/A
December	345,851	$12.28	N/A	N/A

Total	345,851

(a)	All shares were purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the distribution reinvestment and stock purchase plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

CPA®:14 2007 10-K — 21

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8.
(In thousands, except per share amounts)

	Years ended December 31,
	2007	2006	2005	2004	2003
Operating Data
Revenues from continuing operations	$165,598	$134,998	$131,910	$127,771	$123,924
Income from continuing operations	56,943	58,077	46,325	37,951	33,002
Earnings from continuing operations per share	0.65	0.83	0.68	0.56	0.50
Net income	64,390	69,618	47,249	38,940	33,820
Earnings per share	0.73	0.99	0.69	0.58	0.51
Cash distributions paid	68,323	83,633	51,905	50,973	50,173
Cash distributions declared per share	0.7766	0.7711	0.7646	0.7592	0.7552
Payment of mortgage principal (a)	16,552	12,580	12,433	11,046	9,234

Balance Sheet Data
Total assets	$1,715,148	$1,675,323	$1,295,036	$1,346,355	$1,345,747
Long-term obligations (b)	861,902	826,459	679,522	723,383	724,705

(a)	Represents scheduled mortgage principal paid, excluding balloon payments.

(b)	Represents mortgage and note obligations and deferred acquisition fee installments.
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
Current Developments and Trends
Significant business developments that occurred during 2007 are detailed in Item 1 — Significant Developments During 2007.
Current trends include:
Our current business plan is principally focused on managing our existing portfolio of properties, including those properties we acquired from CPA®:12 in December 2006 (the “merger”). As such, we may selectively dispose of properties if market conditions are favorable and obtain new non-recourse mortgage financing on unencumbered assets or refinance mortgages on existing properties if such financing is available on attractive terms. In the first quarter of 2008 we asked our advisor to begin reviewing possible liquidity alternatives for us. However, we have not yet considered such possible alternatives and there can be no assurances any liquidity event for us will occur in the near future.
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. We expect this trend may continue in 2008 and market turbulence could increase. As a result of this deterioration, we believe mortgage financing will continue to be difficult to obtain, which may affect our ability to obtain financing if we make additional investments or seek to refinance or obtain new financing on existing investments. In addition, any further deterioration in the credit markets could also impact the value of our marketable equity securities, which are subject to fluctuations based on changes in interest rate and market conditions.

CPA®:14 2007 10-K — 22

Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result we have benefited from increases in the value of our real estate assets. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in the credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credit may lower the appraised values of our real estate assets. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets. In addition, corporate defaults may increase in 2008, which will require more intensive management of our assets. We believe that our advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease and require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments.
Despite slow economic growth rates in recent periods, inflation rates in the United States have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of our real estate assets. To mitigate this risk, our leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $16,691 for the year ended December 31, 2007 and have an aggregate carrying value of $108,748 as of December 31, 2007. Two tenants that had previously operated under bankruptcy protection, Tower Automotive, Inc. and Meridian Automotive Systems, Inc., affirmed their leases with us upon emerging from bankruptcy protection in July 2007 and December 2006, respectively. A third tenant, Collins & Aikman Corporation, emerged from bankruptcy protection in October 2007. Collins & Aikman affirmed leases for four of the six properties it leases from us and repurchased the remaining two properties from us in December 2007 (see Item 1 — Significant Developments During 2007). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in the automotive industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements in the Euro and the British pound sterling, which account for approximately 16% and 1% of annualized lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2007 the average rate for the U.S. dollar in relation to both the Euro and the British pound sterling was considerably weaker than during 2006, and as a result, we experienced a positive impact on our results of foreign operations for the current year as compared to 2006.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increase our equity in our real estate. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities (as described in Financial Condition, below) to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in assessing our ability to fund operating expenses, service our debt and fund distributions to shareholders.
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

CPA®:14 2007 10-K — 23

Management considers on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Rental income	$143,690	$116,770	$113,391
Interest income from direct financing leases	16,472	14,353	14,112

	$160,162	$131,123	$127,503

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

Lessee	2007	2006	2005
Carrefour France, SAS (a)	$17,379	$15,161	$14,460
Petsmart, Inc. (b)	8,303	8,395	8,303
Federal Express Corporation (b)	6,891	6,816	6,742
Nortel Networks Limited	6,165	6,014	6,001
Dick’s Sporting Goods, Inc. (c) (d)	5,409	2,706	3,697
Atrium Companies, Inc.	5,017	4,922	4,787
Katun Corporation (a)	4,400	4,000	3,815
Caremark Rx, Inc.	4,300	4,300	4,300
Tower Automotive, Inc. (e)	4,194	4,218	4,099
Special Devices, Inc. (e) (f)	4,029	333	—
Perkin Elmer, Inc. (a)	3,838	3,430	3,370
Metaldyne Company LLC (e)	3,797	3,673	3,553
Collins & Aikman Corporation (e)	3,644	3,594	3,473
McLane Company Food Service Inc.	3,569	3,662	3,601
APW North America Inc. (g)	2,957	3,084	3,027
Amerix Corp.	2,928	2,928	2,569
Builders FirstSource, Inc.	2,633	2,598	2,521
Gibson Guitar Corp.	2,556	2,460	2,566
Gerber Scientific, Inc.	2,508	2,445	2,361
Waddington North America, Inc.	2,468	2,331	2,321
Other (a) (b) (c) (e)	63,177	44,053	41,937

	$160,162	$131,123	$127,503

(a)	Increase is due to fluctuations in foreign currency exchange rates and inflation-indexed rent increase.

(b)	Includes lease revenues applicable to minority interests totaling $6,356, $6,654 and $8,040 for the years ended December 31, 2007, 2006 and 2005, respectively.

(c)	Includes lease revenues from properties acquired in the merger.
(d)	Increase in 2007 is due to properties acquired in the merger. Decrease in 2006 is related to the reclassification of a property as an equity investment in real estate in November 2005 following a transaction with CPA®:16 – Global, an affiliate.

CPA®:14 2007 10-K — 24

(e)	Tenant operates in the automotive industry. Tower Automotive and Collins & Aikman both emerged from Chapter 11 bankruptcy protection in 2007. Amounts for Collins & Aikman include lease revenues totaling $1,231, $1,261 and $1,220 for the years ended December 31, 2007, 2006 and 2005, respectively from two properties that we sold in December 2007. “Other” includes lease revenues from Meridian Automotive Systems, Inc., which emerged from bankruptcy protection in 2006, totaling $1,297, $1,254 and $1,216 for the years ended December 31, 2007, 2006 and 2005, respectively.

(f)	We acquired the remaining interest in this property in the merger and now consolidate the entity which holds the assets. We previously accounted for this entity under the equity method of accounting.

(g)	Tenant terminated its lease for four of the five properties it leases from us in November 2007. We have entered into leases with existing subtenants at the properties that provide for aggregate annual rent of $1,882 and expire between July 2008 and May 2017.
We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest	Years ended December 31,
Lessee	at December 31, 2007	2007	2006	2005
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	12%	$28,541	$28,541	$28,541
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	25,536	—	—
True Value Company (b)	50%	14,171	14,471	14,471
Advanced Micro Devices, Inc. (b)	67%	10,451	10,451	10,451
LifeTime Fitness, Inc. (b) (c)	56%	9,406	2,622	—
CheckFree Holdings, Inc.	50%	4,711	4,604	4,494
Compucom Systems, Inc. (b)	67%	4,549	4,549	4,467
Best Buy Co., Inc. (b)	37%	4,484	375	—
Sicor, Inc.(b)	50%	3,343	279	—
The Upper Deck Company (b)	50%	3,194	265	—
Dick’s Sporting Goods, Inc. (d)	45%	3,030	1,349	113
Del Monte Corporation (b)	50%	2,955	245	—
ShopRite Supermarkets, Inc. (b)	45%	2,442	204	—
Town Sports International Holdings, Inc. (b) (c)	56%	1,086	505	—
Starmark Camhood, L.L.C. (c)	—	—	6,338	12,731
Special Devices, Inc. (e)	—	—	3,952	4,175

		$117,899	$78,750	$79,443

(a)	We acquired our interest in this investment during 2007. In addition to lease revenues, the venture also earned interest income of $19,508 on a note receivable. Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Interest or additional interest in this equity investment in real estate acquired in the merger.

(c)	Lease with Starmark Camhood was restructured in 2006, at which time we entered into new leases with Life Time Fitness and Town Sports International.

(d)	Expansion at this property completed in January 2007. Prior to the completion of construction, 100% of the lease revenues and net income of this investment were attributed to us.

(e)	Property is consolidated effective December 1, 2006 following acquisition of the remaining interest in the property in the merger.
Results of Operations
In December 2006, we completed the merger with CPA®:12 in which we acquired $540,500 of real estate and equity investments in real estate. While investments acquired in the merger contributed approximately $2,000 to net income in 2007, cash flows generated from these investments approximated $17,000. Net income from these investments includes the impact of depreciation and amortization on both our wholly owned properties and our equity investments in real estate.
Lease Revenues
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

CPA®:14 2007 10-K — 25

2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, lease revenues (rental income and interest income from direct financing leases) increased by $29,039. Properties acquired in the merger contributed $24,309 of the increase, including $3,696 of lease revenues generated by an investment that was previously accounted for under the equity method but that we now consolidate following the merger. Lease revenues also benefited from rent increases at several properties.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, lease revenues increased by $3,620. Rent increases at several properties and a new lease at an existing property contributed additional lease revenues of $3,225. Lease revenues increased by $2,138 as a result of the merger, including $333 of lease revenues generated by an investment that we consolidate following the merger. Lease revenues also benefited as a result of the moderately positive impact of fluctuations in average foreign currency exchange rates as compared to 2005. These increases were partially offset by reductions of $1,237 from the reclassification of a property leased to Dick’s Sporting Goods to an equity investment in real estate and $493 from a lease restructuring. We reclassified the Dick’s Sporting Goods property as an equity investment in real estate in December 2005 in connection with an expansion transaction wherein CPA®:16 – Global, an affiliate, acquired a 55% interest in the property.
Depreciation and Amortization
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, depreciation and amortization expense increased $4,605. We incurred additional depreciation and amortization expense related to properties acquired in the merger totaling $8,225, which was partially offset by a one-time $3,730 depreciation charge incurred in June 2006 related to the demolition of a property in connection with its redevelopment.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, depreciation and amortization expense increased by $4,622, primarily due to the $3,730 depreciation charge incurred in the second quarter of 2006. Depreciation and amortization expense also increased by $619 as a result of the merger, including $116 from an investment that we now consolidate following the merger.
Property Expense
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, property expense increased by $7,604, primarily due to an increase in asset management and performance fees of $6,524 that results from the increase in our asset base following the merger as well as an increase in our annual asset valuation, which was performed as of December 31, 2006. In addition, uncollected rent expense increased by $554 as a result of an increase in tenants who are experiencing financial difficulties.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, property expense decreased by $1,567 primarily due to a decrease in property related expenses totaling $767, reductions in asset management and performance fees of $624, and to a lesser extent, reductions in reimbursable tenant costs. The decrease in property related expenses resulted primarily from leasing activity during 2006 at several properties which were partially vacant in 2005.
General and Administrative Expense
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, general and administrative expense increased by $1,287, primarily due to an increase in expenses allocated by the advisor of $783. The increases in other general and administrative expenses as well as expenses allocated by the advisor are due to the increase in our asset base and revenues following the merger.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, general and administrative expense increased by $753, primarily due to increases in accounting and investor-related expenses as a result of the increase in our asset and investor bases following the merger.
Impairment Charges
2007— During 2007, we recognized impairment charges totaling $1,652. A tenant at a property we acquired in the merger had been experiencing financial difficulties and terminated its lease with us in 2007, at which time we wrote off lease-related intangible assets totaling $1,307. The financial difficulties of the tenant were taken into consideration in determining the purchase price of the investment at the time of the merger. In connection with the sale of properties leased to Collins & Aikman, we also incurred an impairment charge of $345 to reduce the properties’ carrying value to their estimated fair value.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.

CPA®:14 2007 10-K — 26

2007 — During 2007, we recognized income from equity investments in real estate of $17,089, which consists primarily of income of $9,631 from equity investments in real estate owned prior to the merger, $3,925 from the sale of properties and income of $3,533 from new investments, including those acquired in the merger.
In October 2007, we recognized a gain of $3,925 on the sale of four domestic properties by an equity investment venture in which we have a 56% interest. The venture’s total gain on the sale was $12,253, of which our share was $6,939. Our share of the gain was reduced by the write off of unamortized assets related to our equity investment in the properties totaling $3,014. Because we acquired a portion of our interest in this venture in the merger, the advisor waived the disposition fees related to the sale of that portion of the investment.
Income of $3,533 from new investments represents income of $2,178 from investments acquired in the merger and $1,355 from a German venture that we acquired in April 2007. The income from investments acquired in the merger includes an out of period adjustment of $230 as described in Note 2. Substantially all of the income from the German venture results from the recognition of an unrealized gain on derivative instruments.
2006 — During 2006, we recognized income from equity investments in real estate of $27,410, primarily due to the net positive impact of two property sales and operations of our existing investments, partially offset by the impact of a lease restructuring transaction. Our share of gains on the sale of properties in New York and California totaled $23,620, while operations of our existing investments contributed $14,731, including $3,549 from the New York and California investments and $1,340 from investments that we consolidate following the merger. Lease termination income related to a lease restructuring contributed income of $4,561 and equity investments in real estate acquired in the merger contributed $955. This income was partially offset by impairment charges related to the lease restructuring of $10,241 and prepayment costs and defeasance penalties totaling $6,216 incurred upon the repayment/defeasance of mortgages in connection with the lease restructuring and the property sales.
2005 — During 2005, we recognized income from the operations of our equity investments in real estate of $15,978, including $5,137 from properties that were sold in 2006 and 2007 and $1,362 from investments that we consolidate following the merger in 2006.
Gain on Exchange or Sale of Real Estate, Net
2007 — During 2007, we recognized gains on the exchange or sale of real estate, net, of $9,509, which consists primarily of a gain recognized upon the exchange of redeveloped land for a condominium interest in a newly constructed retail facility. Construction of the retail facility was funded entirely by the developer and was completed in November 2007, at which time we completed the exchange and recognized a gain on the exchange of $8,453. We also recognized a gain on the sale of two properties to Collins & Aikman Corporation, which repurchased two properties it leased from us upon its emergence from bankruptcy protection.
Gain (Loss) on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign investments in the European Union and as such are subject to the effects of exchange rate movements of the Euro and the British pound sterling. We are a net receiver of these foreign currencies and therefore benefit from a weaker U.S. dollar relative to the foreign currency. We recognize realized and unrealized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries, respectively. In addition, from time to time, we may obtain equity enhancements in connection with transactions which may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. We recognize unrealized gains or losses on these common stock warrants and, if the warrants become exercisable and the value of the stock exceeds the exercise price of the warrant, we may exercise the warrants to obtain additional returns for our investors. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
2007 — During 2007, we recognized a gain on foreign currency transactions, derivative instruments and other, net of $1,482. Net gains on foreign currency transactions totaling $1,729 were partially offset by a net loss on the exercise of common stock warrants of $246. The gains on foreign currency transactions result from the continued weakening of the U.S. dollar during 2007. The loss on the common stock warrant exercise includes the reversal of previously recorded unrealized gains totaling $2,207, including the recognition of an out-of-period adjustment related to the valuation of these warrants of $981 (Note 2), and was partially offset by a realized gain on the sale of securities that were obtained upon the warrant exercise of $1,648. We also recognized unrealized net gains on certain other common stock warrants totaling $312.
2006 — During 2006, we recognized a gain on foreign currency transactions, derivative instruments and other, net of $3,274, which primarily consists of an unrealized gain on common stock warrants of $2,076 and net gains on foreign currency transactions totaling $930. In 2007, we determined that the unrealized gain on common stock warrants should be reduced by $981 and recorded as an out-of-period adjustment in 2007 as described above. The gains on foreign currency transactions result from the weakening of the U.S. dollar during 2006.

CPA®:14 2007 10-K — 27

2005 — During 2005, we recognized a gain on foreign currency transactions, derivative instruments and other, net of $4,825, primarily due to unrealized gains of $2,548 and realized gains of $2,192 on common stock warrants in two tenants. We recognized an unrealized gain of $2,548 in 2005 on common stock warrants in one of our tenants as the result of increases in the tenant’s stock price. We exercised our option to convert these warrants into common stock during 2005 and sold the common stock in 2006 at a net loss of $44. During 2005, we also recognized a realized gain of $2,192 on common stock warrants as a result of the completion of a redemption transaction by a second tenant.
Interest Expense
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, interest expense increased by $13,326. Debt on properties acquired in the merger contributed $8,639 of the increase, while interest on new or refinanced mortgages entered into during 2007 and the credit facility contributed $2,223. Defeasance costs incurred in connection with our refinancing activity also contributed $1,856 of the increase.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, interest expense decreased by $1,243. The payoff of mortgage balances during 2005 and 2006 resulted in a decrease of $1,208, including a $784 prepayment penalty incurred in 2005, while scheduled mortgage principal payments resulted in a decrease of $1,013. These decreases were partially offset by additional interest expense totaling $806 on properties acquired in the merger.
Income from Discontinued Operations
2007 — During 2007, we recognized income from discontinued operations of $7,447, primarily due to the recognition of a gain of $7,780 on the sale of a property in Arizona.
2006 — During 2006, we recognized income from discontinued operations of $11,541, primarily due to the recognition of a net gain of $13,182 on the sale of a properties in Minnesota and Indiana, partially offset by prepayment penalties incurred totaling $1,586 in connection with the prepayment of the mortgage financing on the Minnesota property.
2005 — During 2005, we recognized income from discontinued operations of $924 primarily related to the results of operations of properties in Indiana, California and Minnesota.
Net Income
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, net income decreased $5,228, primarily due to an increase in interest expense of $4,079 as a result of interest on new or refinanced mortgages and our credit facility as well as defeasance costs, a decrease in gains on foreign currency transactions, derivative instruments and other of $1,792 and the recognition of $1,652 in impairment charges. These decreases were partially offset by net income of approximately $2,000 generated by properties acquired in the merger. Income (net of impairment charges and prepayment penalties) generated from our disposition activity for both 2007 and 2006 was relatively consistent. These variances are described above.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, net income increased by $22,369, primarily due to the recognition of gains on the sale of real estate totaling $36,802. These increases were partially offset by the recognition of our share of an impairment charge in connection with the lease restructuring of $10,241 and our share of prepayment penalties and defeasance costs totaling $6,216, incurred in connection with the sale of properties accounted for under the equity method. These variances are described above.
Financial Condition
Sources and Uses of Cash During the Year
Our cash flows fluctuate on an annual basis due to a number of factors which include the timing and characterization of distributions from equity investments in real estate, the timing of purchases and sales of real estate, the timing of proceeds from and prepayments of non-recourse mortgage loans and the timing of receipt of lease revenues. Although our cash flows may fluctuate from year to year, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use the proceeds of non-recourse mortgage loans and unused capacity on our credit facility to meet such needs. We assess our ability to access capital on an ongoing basis.
Cash and cash equivalents totaled $122,503 as of December 31, 2007, an increase of $103,512 from the December 31, 2006 balance. The increase was primarily due to proceeds from the sale of several properties and net proceeds received from recent financing activity on several existing properties. We believe that we have sufficient cash balances to meet our working capital needs. There has been no material change in our financial condition since December 31, 2006. Our sources and uses of cash during 2007 are described below.

CPA®:14 2007 10-K — 28

Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. For the year ended December 31, 2007, we used cash flows from operating activities of $89,729 to fund distributions to shareholders of $68,323, make scheduled mortgage principal payments of $16,552 and pay distributions to minority partners of $2,996.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. During the year ended December 31, 2007, we received distributions from our equity investments in real estate in excess of cumulative income of $57,150, including the distribution to us of mortgage proceeds obtained by three joint ventures totaling $32,482 and proceeds from the sale of properties owned by a joint venture of $23,211. We also received proceeds from the sale of real estate of $49,220, including $48,260 from the sale of four domestic properties and $960 from a transaction in which we exchanged redeveloped land for a condominium interest in a newly constructed retail facility. In addition, we received proceeds of $3,160 from the sale of common stock which we obtained in connection with the exercise of common stock warrants for $999. Cash outflows during the period consisted primarily of our acquisition of a property in Finland and an interest in two German joint ventures for $32,664 and our annual installment of deferred acquisition fees, which is paid to the advisor each January and was $4,369 in 2007.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we obtained non-recourse mortgage financing totaling $119,657, of which $67,360 was obtained by refinancing existing mortgages of $36,042, $44,600 represents new financing on previously unencumbered properties and $7,697 represents financing on a Finnish property we acquired during 2007. We also prepaid mortgages totaling $21,032 in connection with the sale of properties. Gross borrowings and repayments on our credit facility were $52,000 and $77,000, respectively, such that the balance on the credit facility was $0 at December 31, 2007. We received $9,059 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan and used $17,556 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
Summary of Financing
The table below summarizes our long-term debt as of December 31, 2007 and 2006, respectively.

	December 31,
	2007	2006
Balance
Fixed rate	$724,766	$657,819
Variable rate (a)	122,821	152,996

Total	$847,587	$810,815

Percent of total debt
Fixed rate	86%	81%
Variable rate (a)	14%	19%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	7.3%	7.7%
Variable rate (a)	6.4%	6.4%

(a)	Includes amounts outstanding under our credit facility totaling $0 and $25,000 at December 31, 2007 and 2006, respectively. Variable rate debt at December 31, 2007 and 2006 includes $104,664 and $97,698, respectively, in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term. There are no interest rate resets scheduled during 2008.
Cash Resources
As of December 31, 2007, our cash resources consisted of the following:
–	Cash and cash equivalents totaling $122,503. Of this amount, $13,282, at current exchange rates, was held in foreign bank accounts, and we could be subject to significant costs should we decide to repatriate these amounts.

–	Credit facility with unused capacity of up to $100,000.

–	We may also be able to borrow against certain currently unleveraged properties which have an aggregate carrying value of $36,680.

CPA®:14 2007 10-K — 29

Borrowings under our credit facility and against our unleveraged properties are subject to meeting certain financial ratios on our credit facility. Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.
Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150,000. We reduced the amount available under the credit facility to $100,000 in April 2007. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage ratio. The credit facility is guaranteed by our current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. In connection with the reduction of the credit facility in April 2007, we modified certain financial covenants to expand the nature and extent of investments we may make. We are in compliance with these covenants as of December 31, 2007. The facility also provides us with the right to increase the amount available under the credit facility up to a maximum of $175,000 upon satisfaction of certain conditions. The credit facility had an outstanding balance of $0 and $25,000 at December 31, 2007 and 2006, respectively and bore an applicable annual interest rate of 6.1% and 6.8% as of December 31, 2007 and 2006, respectively.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including:
–	New or refinanced non-recourse mortgage financing in 2007 on several directly owned properties and equity investments in real estate, which we expect will reduce annual cash flow from operations and distributions from equity investments in real estate by approximately $4,500 and $1,200, respectively.

–	The sale of properties during 2007, which we expect will reduce annual cash flow from operations and distributions from equity investments in real estate by approximately $2,100 and $2,000, respectively.

–	Our investment in a property in Finland and our receipt of a condominium interest in a newly constructed retail facility, as well as our investment in two German ventures in April 2007, which we expect will generate annual lease revenues and distributions from equity investments in real estate of approximately $1,300 and $4,000, respectively.

–	Scheduled rent increases on several properties during 2008, which should result in additional cash flow from operations.

–	The advisor’s election for 2008 to continue to receive performance fees in restricted shares.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments and paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Balloon payments totaling $17,649 will be due during the next twelve months, including a balloon payment of $3,557 which came due and was paid in February 2008. We currently expect to use our existing cash resources to make these payments and may seek to refinance certain of these loans if we are able to do so on attractive terms. We may also seek to use our cash resources to make new investments if attractive opportunities arise, and expect to maintain cash balances sufficient to meet working capital needs.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of December 31, 2007 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-recourse debt — Principal	$847,587	$35,242	$149,517	$446,381	$216,447
Deferred acquisition fees — Principal	14,315	3,847	6,283	2,544	1,641
Interest on non-recourse debt and deferred acquisition fees (a)	285,966	60,937	109,007	56,389	59,633
Subordinated disposition fees (b)	4,870	4,870	—	—	—
Operating leases (c)	4,451	479	972	1,021	1,979

	$1,157,189	$105,375	$265,779	$506,335	$279,700

(a)	Interest on variable rate debt obligations was calculated using the applicable variable interest rates and balances outstanding as of December 31, 2007.

CPA®:14 2007 10-K — 30

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. In the first quarter of 2008 we asked our advisor to begin reviewing possible liquidity alternatives for us. However, we have not yet considered such possible alternatives and there can be no assurances any liquidity event for us will occur in the near future.

(c)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $36,822 over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Excluded from the table above is a commitment by a venture in which we have a 56% interest to fund landlord improvements totaling $20,000, of which $11,950 has been funded as of December 31, 2007. We account for this venture under the equity method of accounting.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2007. As of December 31, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at December 31, 2007 is presented below:

	Ownership
	Interest at		Total Third
Lessee	December 31, 2007	Total Assets	Party Debt		Maturity Date
Advanced Micro Devices, Inc.	67%	$89,849	$61,005		1/2009
Compucom Systems, Inc.	67%	32,119	19,328		4/2009
ShopRite Supermarkets, Inc.	45%	16,258	10,034		7/2010
The Upper Deck Company	50%	26,403	11,437		2/2011
Del Monte Corporation	50%	15,757	10,918		8/2011
Best Buy Co., Inc.	37%	41,868	25,854		2/2012
True Value Company	50%	134,615	71,649		1/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	300,582	171,803		5/2014
Checkfree Holdings, Inc.	50%	35,124	30,000		6/2016
Starmark Holdings LLC, LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	125,924	86,531		12/2016,5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG(a)	32%	939,440	417,766	(b)	1/2017
Sicor, Inc.(c)	50%	17,354	35,350		7/2017
Dick’s Sporting Goods, Inc.	45%	28,223	22,775		1/2022

		$1,803,516	$974,450

(a)	We acquired this investment in April 2007. Ownership interest represents our combined interest in two ventures as described in Note 7. Amounts shown are based on the exchange rate of the Euro as of December 31, 2007.

(b)	Excludes manditorily redeemable minority interests of $346,719 at December 31, 2007.

(c)	In June 2007, this venture completed the refinancing of an existing $2,483 non-recourse mortgage with new non-recourse financing of $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
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

CPA®:14 2007 10-K — 31

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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes as either real estate under operating leases or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Estimates of residual values are based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value of the lease term, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market values of leases are recorded at their relative fair values and are included in other liabilities in the consolidated financial statements.
The value attributed to tangible assets is determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific where such information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our assessment of the risk associated with the lease acquired. If we acquire properties subject to net leases, we consider the credit of the lessee in negotiating the initial rent.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, are charged to expense.

CPA®:14 2007 10-K — 32

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

CPA®:14 2007 10-K — 33

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
We evaluate our marketable securities for impairment as of each reporting period. For the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (20 lessees represented 61% of lease revenue during 2007), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Fair Value of Assets and Liabilities
In 2002, we acquired a subordinated interest in a mortgage trust that consists of non-recourse loans on 62 properties that we own or two of our affiliates own. We acquired an additional interest in the mortgage trust in the merger. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value would be adjusted.
We measure derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and record them as an asset or liability, depending on our right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in arnings in the affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT net taxable income to our shareholders (excluding net capital gains) and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated

CPA®:14 2007 10-K — 34

financial statements. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax.
We conduct business in various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007.  FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.  Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution.  The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of approximately $80, with an offsetting decrease to retained earnings.
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
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an

CPA®:14 2007 10-K — 35

entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
FIN 46R-7
In May 2007, the FASB issued Staff Position No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141R is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
(In thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Developments and Trends).
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

CPA®:14 2007 10-K — 36

on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements.
In connection with a German transaction in 2007 (Note 7), two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivates generated a total unrealized gain (not our proportionate share) of $2,741 during 2007. It is possible that the amount of unrealized gains or losses generated from these derivatives may fluctuate significantly during their terms.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172,335 of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests of $24,129 in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in connection with the merger. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of December 31, 2007, there have been no defaults. We account for the CCMT as a marketable security which we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At December 31, 2007, our total interest in CCMT had a fair value of $13,899.
At December 31, 2007, significantly all of our long-term debt either bears interest at fixed rates or is currently at a fixed rate but has interest rate reset features which will change the interest rates to variable rates at some point in the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at December 31, 2007 ranged from 5.2% to 9.4%. The annual interest rates on our variable rate debt at December 31, 2007 ranged from 5.2% to 7.2%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$30,299	$62,357	$76,493	$269,243	$155,680	$130,694	$724,766	$727,519
Variable rate debt	$4,943	$5,171	$5,496	$5,751	$15,707	$85,753	$122,821	$130,271
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $20,809. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $182 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and the British pound sterling, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net realized foreign currency translation gains of $2,018 and net unrealized foreign currency translation losses of $289 for the year ended December 31, 2007. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the year ended December 31, 2007, Carrefour France SAS, which leases properties in France, contributed 11% of lease revenues. The leverage on the non-recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
During each of the next five years following December 31, 2007 and thereafter, scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from our foreign operations are as follows:

Lease Revenues (a)	2008	2009	2010	2011	2012	Thereafter	Total
Euro	$26,243	$26,243	$26,243	$12,927	$7,568	$7,568	$106,792
British pound sterling	1,383	1,383	1,445	1,511	1,511	1,579	8,812

	$27,626	$27,626	$27,688	$14,438	$9,079	$9,147	$115,604

CPA®:14 2007 10-K — 37

Scheduled debt service payments (principal and interest) for the mortgage notes payable during each of the next five years and thereafter from our foreign operations are as follows:

Debt Service (a) (b)	2008	2009	2010	2011	2012	Thereafter	Total
Euro	$15,485	$15,998	$16,313	$21,570	$15,271	$164,741	$249,378
British pound sterling	571	572	572	574	577	9,133	11,999

	$16,056	$16,570	$16,885	$22,144	$15,848	$173,874	$261,377

(a)	Based on the applicable December 31, 2007 exchange rate. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of December 31, 2007.
As a result of statutory lease durations in France and two balloon payments due in 2011 totaling $10,177, projected debt service obligations exceed projected lease revenues in the years 2011 and thereafter. We currently expect the impact from future lease renewals, including any renewals on our properties in France, will be sufficient to cover our debt service obligations in those years.

CPA®:14 2007 10-K — 38

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007
Notes to Schedule III
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:14 2007 10-K — 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2008

CPA®:14 2007 10-K — 40

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2007	2006
Assets
Real estate, net	$1,139,131	$1,154,336
Net investment in direct financing leases	128,058	137,147
Equity investments in real estate	166,125	200,332
Cash and cash equivalents	122,503	18,991
Intangible assets, net	79,353	92,447
Other assets, net	79,978	72,070

Total assets	$1,715,148	$1,675,323

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$847,587	$785,815
Credit facility	—	25,000
Accounts payable, accrued expenses and other liabilities	15,515	13,921
Prepaid and deferred rental income and security deposits	27,898	30,924
Due to affiliates	26,039	25,231
Distributions payable	17,116	17,327

Total liabilities	934,155	898,218

Minority interest in consolidated entities	18,033	19,465

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 92,112,004 and 90,514,607 shares issued and outstanding, respectively	92	90
Additional paid-in capital	894,773	874,370
Distributions in excess of accumulated earnings	(103,207)	(99,405)
Accumulated other comprehensive income	18,074	11,801

	809,732	786,856
Less, treasury stock at cost, 4,293,933 and 2,861,902 shares, respectively	(46,772)	(29,216)

Total shareholders’ equity	762,960	757,640

Total liabilities and shareholders’ equity	$1,715,148	$1,675,323

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 2007 10-K — 41

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2007	2006	2005
Revenues
Rental income	$143,690	$116,770	$113,391
Interest income from direct financing leases	16,472	14,353	14,112
Other operating income	5,436	3,875	4,407

	165,598	134,998	131,910

Operating Expenses
Depreciation and amortization	(32,332)	(27,727)	(23,105)
Property expense	(30,508)	(22,904)	(24,471)
General and administrative	(7,999)	(6,712)	(5,959)
Impairment charges	(1,652)	—	—

	(72,491)	(57,343)	(53,535)

Other Income and Expenses
Income from equity investments in real estate	17,089	27,410	15,798
Other interest income	3,961	3,104	2,232
Minority interest in income	(1,564)	(1,956)	(2,153)
Gain on exchange or sale of real estate, net	9,509	—	269
Gain on foreign currency transactions, derivative instruments and other, net	1,482	3,274	4,825
Interest expense	(64,692)	(51,366)	(52,609)

	(34,215)	(19,534)	(31,638)

Income from continuing operations before income taxes	58,892	58,121	46,737
Provision for income taxes	(1,949)	(44)	(412)

Income from continuing operations	56,943	58,077	46,325

Discontinued Operations
(Loss) income from operations of discontinued properties	(333)	(1,641)	728
Gain on sale of real estate, net	7,780	13,182	196

Income from discontinued operations	7,447	11,541	924

Net Income	$64,390	$69,618	$47,249

Earnings Per Share
Income from continuing operations	$0.65	$0.83	$0.68
Income from discontinued operations	0.08	0.16	0.01

Net income	$0.73	$0.99	$0.69

Weighted Average Shares Outstanding	87,860,052	70,421,426	68,208,208

Distributions Declared Per Share (a)	$0.7766	$0.7711	$0.7646

(a)	Excludes special distributions totaling $0.49 declared in 2006 (Note 14).
The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 2007 10-K — 42

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2007	2006	2005
Net Income	$64,390	$69,618	$47,249
Other Comprehensive Income
Foreign currency translation adjustment	5,888	4,269	(5,745)
Change in unrealized gain (loss) on marketable securities	385	452	(796)

	6,273	4,721	(6,541)

Comprehensive Income	$70,663	$74,339	$40,708

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 2007 10-K — 43

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
(in thousands, except share and per share amounts)

				Distributions
			Additional	in Excess of	Accumulated Other
		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	Earnings	Income	Stock	Total
Balance at January 1, 2005	67,790,533	$69	$620,366	$(76,301)	$13,621	$(11,057)	$546,698
Shares issued $.001 par, at $12.10 per share, net of offering costs	587,264		6,697				6,697
Shares, $.001 par, issued to the advisor at $12.10 per share	739,423	1	8,946				8,947
Distributions declared				(52,114)			(52,114)
Net income				47,249			47,249
Change in other comprehensive income					(6,541)		(6,541)
Repurchase of shares	(837,094)					(8,972)	(8,972)

Balance at December 31, 2005	68,280,126	70	636,009	(81,166)	7,080	(20,029)	541,964

Shares issued $.001 par, at $11.85 - $12.40 per share, net of offering costs	1,023,137	1	10,768				10,769
Shares issued in connection with the CPA®:12 merger, $.001 par, at $11.85 per share	18,470,351	18	218,856				218,874
Shares, $.001 par, issued to the advisor at $12.40 per share	712,409	1	8,737				8,738
Distributions declared				(87,857)			(87,857)
Net income				69,618			69,618
Change in other comprehensive income					4,721		4,721
Repurchase of shares	(833,318)					(9,187)	(9,187)

Balance at December 31, 2006	87,652,705	90	874,370	(99,405)	11,801	(29,216)	757,640
Cumulative effect adjustment from adoption of FIN 48 (Note 15)				(80)			(80)

Balance at January 1, 2007	87,652,705	90	874,370	(99,485)	11,801	(29,216)	757,560
Shares issued $.001 par, at $13.20 per share, net of offering costs	745,265	1	9,156				9,157
Shares, $.001 par, issued to the advisor at $13.20 per share	852,132	1	11,247				11,248
Distributions declared				(68,112)			(68,112)
Net income				64,390			64,390
Change in other comprehensive income					6,273		6,273
Repurchase of shares	(1,432,031)					(17,556)	(17,556)

Balance at December 31, 2007	87,818,071	$92	$894,773	$(103,207)	$18,074	$(46,772)	$762,960

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 2007 10-K — 44

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash Flows — Operating Activities
Net income	$64,390	$69,618	$47,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	38,831	29,366	24,597
Straight-line rent adjustments	(2,289)	(2,344)	(3,173)
(Income) loss from equity investments in real estate in excess of distributions received	598	8,989	30
Minority interest in income	1,564	1,956	2,153
Issuance of shares to affiliate in satisfaction of fees due	11,346	8,741	8,947
(Decrease) increase in prepaid and deferred rental income and security deposits	(3,422)	1,973	(2,232)
Impairment charges on real estate	1,652	—	—
Realized gain on foreign currency transactions, net	(2,018)	(417)	(334)
Unrealized loss (gain) on foreign currency transactions, net	289	(513)	780
Realized (gain) loss on sale of securities	(1,648)	158	(2,192)
Reversal of unrealized gain (loss) on warrants and derivatives	2,207	(229)	7
Unrealized gain on warrants and derivatives, net	(312)	(2,273)	(3,086)
Gain from sale or exchange of real estate	(17,289)	(13,182)	(465)
Settlement proceeds received in the form of marketable securities	—	—	(223)
Change in other operating assets and liabilities, net	(4,170)	389	(1,163)

Net cash provided by operating activities	89,729	102,232	70,895

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	57,150	81,788	1,837
Acquisitions of real estate and equity investments in real estate and other capitalized costs (a)	(32,664)	(1,085)	(3,279)
Proceeds from sale of real estate	49,220	37,628	5,808
Exercise of common stock warrants	(999)	—	—
Proceeds from sale of securities	3,160	2,986	9,432
Cash payments to shareholders of acquired company	—	(102,176)	—
Cash overdraft assumed in acquisition of CPA®:12’s business operations (b)	—	(3,950)	—
Capital contributions to equity investments in real estate	—	(45,481)	—
Funds placed in restricted account for future investment	—	(21,741)	—
Funds released from restricted account	617	21,741	—
Payment of deferred acquisition fees to an affiliate	(4,369)	(3,514)	(3,420)

Net cash provided by (used in) investing activities	72,115	(33,804)	10,378

Cash Flows — Financing Activities
Distributions paid	(68,323)	(83,633)	(51,905)
Distributions paid to minority interest partner	(2,996)	(3,869)	(3,579)
Proceeds from mortgages and credit facility	171,657	40,000	—
Prepayment of mortgage principal and credit facility	(134,074)	(27,167)	(8,512)
Scheduled payments of mortgage principal	(16,552)	(12,580)	(12,433)
Proceeds from loan from affiliate	—	24,000	—
Prepayment of loan from affiliate	—	(24,000)	—
Deferred financing costs and mortgage deposits	(768)	(1,731)	—
Proceeds from stock issuance, net of costs	9,059	10,766	6,697
Purchase of treasury stock	(17,556)	(9,187)	(8,972)

Net cash used in financing activities	(59,553)	(87,401)	(78,704)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	1,221	93	(1,093)

Net increase (decrease) in cash and cash equivalents	103,512	(18,880)	1,476
Cash and cash equivalents, beginning of year	18,991	37,871	36,395

Cash and cash equivalents, end of year	$122,503	$18,991	$37,871

CPA®:14 2007 10-K — 45

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)
Non-cash investing and financing activities
(a)	Included in the cost basis of real estate and equity investments acquired in 2007 are deferred acquisition fees payable to W. P. Carey & Co., LLC of $3,041. No such fees were incurred in 2006 or 2005.
(b)	The merger with Corporate Property Associates 12 Incorporated (“CPA®:12”), an affiliate, as described in Note 3, consisted of the acquisition and assumption of certain assets and liabilities, respectively, at fair value in exchange for the issuance of shares, a cash payment to CPA®:12 shareholders who elected to redeem their shares and certain costs, as follows:

Real estate accounted for under the operating method	$214,858
Net investment in direct financing leases	19,799
Intangible assets	93,019
Equity investments	111,977
Investment in mortgage loan securitization	7,346
Other assets	4,415
Non-recourse debt (cost $110,041)	(116,082)
Redemption of CPA®:12 shareholders	(102,176)
Other liabilities (1)	(13,966)
Elimination of minority interest	3,634
Issuance of common stock	(218,874)

Cash overdraft assumed in acquisition of CPA®:12’s business operations	$(3,950)

(1)	Includes deferred fees of $2,734 payable to the advisor (Note 4).
As part of the merger, we issued 18,470,351 shares of our common stock to CPA®:12 shareholders in exchange for 21,249,828 shares of common stock of CPA®:12.
Supplemental cash flow information
Interest paid was $60,805, $49,185 and $52,019 in 2007, 2006 and 2005, respectively. No interest was capitalized in 2007, 2006 or 2005.
The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 2007 10-K — 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business and Organization
Corporate Property Associates 14 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of December 31, 2007, our portfolio consisted of 318 properties leased to 92 tenants and totaled approximately 30 million square feet (on a pro rata basis), with a 99% occupancy rate. We are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
We were formed as a Maryland corporation in June 1997. Between November 1997 and November 2001, we sold a total of 65,794,280 shares of common stock for a total of $657,943 in gross offering proceeds. These proceeds have been combined with non-recourse mortgage financing to purchase our real estate portfolio. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
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
We have interests in six ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests at December 31, 2007 and 2006 is $12,131 and $12,222, respectively. The fair value of these minority interests at December 31, 2007 and 2006 is $28,298 and $27,492, respectively.

CPA®:14 2007 10-K — 47

Notes to Consolidated Financial Statements
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
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-K have been retrospectively adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (Note 16).
Out-of-Period Adjustments
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2003 — 2006. These errors related to accounting for foreign income taxes (aggregating $403 over the period from 2003 — 2006) and valuation of stock warrants (aggregating $981 in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) because of net cash settlement features. In addition, during the third quarter of 2007, we determined that a longer schedule of depreciation and amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. This effectively understated our income from equity investments in real estate by $230 in 2006.
We concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment is not material to the year ended December 31, 2007. As such, the cumulative effect was recorded in the consolidated statements of income as out-of-period adjustments in the periods the issues were identified. The effect of these adjustments was to decrease income from continuing operations before income taxes by $751, increase the provision for income taxes by $403 and decrease net income by $1,154 for the year ended December 31, 2007, respectively.
Purchase Price Allocation
In connection with our acquisition of properties, including properties acquired in the merger, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market value of leases is also recorded at the relative fair values and is included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
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
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values.
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

CPA®:14 2007 10-K — 48

Notes to Consolidated Financial Statements
Intangibles for in-place leases are amortized to expense over the remaining initial lease term while intangibles for tenant relationships are amortized to expense over the remaining initial lease term and any expected renewal terms. No amortization period for any intangible asset will exceed the remaining depreciable life of the building. In the event that a lease is terminated, the unamortized portion of each intangible is charged to expense. The purchase price allocation in connection with the merger is described in Note 3.
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
Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2007 and 2006, our cash and cash equivalents were held in the custody of several financial institutions, including international institutions, and these balances, at times, exceed federally insurable limits. We mitigate this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations (Note 9) and common stock in publicly-traded companies, are classified as available for sale securities and reported at fair value, with our interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
Other Assets
Included in other assets are escrow balances and tenant security deposits held by lenders, restricted cash balances, accrued rents and interest receivable, marketable equity securities, common stock warrants and derivatives, deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages using the effective interest rate method and included in interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents, which vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees are payable for services provided to us by the advisor, an affiliate, relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in annual installments totaling 2% of the purchase price of the properties over no less than eight years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the performance criterion (Note 4).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2007, lessees were responsible for the direct payment of real estate taxes of approximately $18,562.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 11). Substantially all of our leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to us is reached.

CPA®:14 2007 10-K — 49

Notes to Consolidated Financial Statements
The leases are accounted for as operating or direct financing leases. Such methods are described below:
Operating leases — Real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (Note 5).
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 6). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (20 lessees represented 61% of lease revenues during 2007), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on its knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally ranging from 7 to 40 years. Depreciation of tenant improvements is computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
When events or changes in circumstances indicate that the carrying amount may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in our current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate, and are subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
We evaluate our marketable securities for impairment as of each reporting period. For the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.

CPA®:14 2007 10-K — 50

Notes to Consolidated Financial Statements
Foreign Currency Translation
We consolidate our real estate investments in the Netherlands, Finland, France and the United Kingdom. The functional currencies for these investments are the Euro and British pound sterling. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2007 and 2006, the cumulative foreign currency translation adjustment gain was $16,918 and $11,030, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt. We acquired our first international equity investment in real estate in 2007 (Note 7).
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income. We recognized unrealized (losses) gains of $(289), $513 and $(780) from such transactions in the years ended December 31, 2007, 2006 and 2005, respectively. In the years ended December 31, 2007, 2006 and 2005, we recognized realized gains of $2,018, $417 and $334, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We account for our derivative instruments in accordance with FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Derivative instruments include interest rate swaps, embedded credit derivatives and common stock warrants.
From time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using derivatives is to limit our exposure to interest rate movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate swaps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings. Changes in the fair value of an interest swap instrument characterized as a fair value hedge are included in the determination of net income for the years ended December 31, 2006 and 2005. This agreement was terminated in 2006 and neither we nor our joint ventures had any interest rate swap agreements during the year ended December 31, 2007.
In connection with a German transaction in April 2007 (Note 7), two ventures in which we have a total effective ownership interest of 32%, and which we account for under the equity method of accounting, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives are included in other assets in the venture’s financial statements and changes in their fair value are recognized by the venture in earnings.
Certain stock warrants which were granted to us by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. We also hold stock warrants that were not defined as derivative instruments and have been recorded at nominal values. Stock warrants are included in other assets in the consolidated financial statements.

CPA®:14 2007 10-K — 51

Notes to Consolidated Financial Statements
Assets Held for Sale
Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when we have committed to a plan to actively market a property for sale and expect that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (Note 16).
We recognize gains and losses on the sale of properties when among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.
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
We conduct business in the various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the first quarter of 2007 included $403 in expenses that related to the years ended December 31, 2003 — 2006 which had not previously been accrued (see Out-of-Period Adjustments above).
We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of approximately $80, with an offsetting decrease to retained earnings.
Earnings Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.
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
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques,

CPA®:14 2007 10-K — 52

Notes to Consolidated Financial Statements
if any, during the period. This statement is effective for our 2008 fiscal year, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SOP 07-1
 In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
FIN 46R-7
In May 2007, the FASB issued Staff Position No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141R is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
Note 3. Business Combination with Corporate Property Associates 12 Incorporated
On December 1, 2006, we completed a merger with CPA®:12 pursuant to a merger agreement dated June 29, 2006. The merger provided a liquidity option for CPA®:12 shareholders and provided us with the opportunity to continue to grow and enhance our investment portfolio. Under the terms of the merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on November 30, 2006, we acquired CPA®:12’s business on December 1, 2006 and are the surviving company. The total purchase price for CPA®:12 was $540,500, which was comprised of 18,470,351 shares of our common stock ($218,874 based on a value of $11.85 per share), $102,176 in consideration for CPA®:12 shareholders who redeemed their interests (9,920,039 shares of CPA®:12), $215,369 in fair value of debt and other liabilities assumed (including our pro rata share of fair value of debt assumed on investments accounted for under the equity method) and transaction costs of $4,081. Prior to the merger,

CPA®:14 2007 10-K — 53

Notes to Consolidated Financial Statements
CPA®:12 sold certain of its properties or interests in properties to third parties and to the advisor which had remaining lease terms of eight years or less and therefore did not meet our investment objectives. As a result of these sales and prior to the merger, CPA®:12 paid a special distribution to its shareholders of $99,432 in addition to a distribution of $4,273 from its operations for the period from October 1, 2006 through November 30, 2006. We also owned a 50% interest in one of these properties, which was sold to a third party in October 2006, and as a result of the sale, we made a special cash distribution of $0.04 per share to our shareholders at the close of the merger.
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
We accounted for the merger under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consisted of commercial real estate assets net leased to single tenants, lease-related intangible assets, cash, a subordinated interest in a mortgage loan securitization, receivables and deposits. The liabilities assumed primarily consisted of non-recourse debt, accrued interest, accounts payable, security deposits and amounts due to former CPA®:12 shareholders. The amounts due to former CPA®:12 shareholders were paid on December 1, 2006. In addition, the advisor owned 2,134,140 shares of CPA®:12 as of December 1, 2006 and elected to receive $9,861 in cash and 1,022,800 shares of our stock on consummation of the merger.
In connection with the merger, we entered into a $150,000 credit facility with Wells Fargo Bank which we reduced to $100,000 in April 2007 (Note 12). Additionally, the advisor agreed to make available to us a loan of up to $50,000 to be funded using the advisor’s existing credit line. In connection with the consummation of the merger on December 1, 2006, we borrowed $24,000 from the advisor at an annual interest rate of 8.3% to facilitate the merger closing. We repaid the loan with interest on December 5, 2006 with proceeds from the credit facility.
On completion of the merger, CPA®:12 paid the advisor termination and disposition compensation totaling $49,798. The advisor has waived any acquisition fees payable after the merger by us under our advisory agreement with the advisor in respect of the properties being acquired in the merger, and has also waived any disposition fees that may subsequently be payable by us to the advisor upon a sale of such assets. As described in Note 4, we assumed deferred acquisition fees incurred by CPA®:12.
Note 4. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its performance fees in restricted shares of our common stock. As of December 31, 2007, the advisor owned 5,800,172 shares (6.6%) of our common stock. We incurred base asset management fees of $12,005, $8,743 and $9,055 in 2007, 2006 and 2005, respectively, and performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. A portion of the fees is deferred and is payable in equal annual installments each January over no less than eight years beginning in January of the year following that in which a property was purchased, and bears interest at an annual rate of 6%. Current and deferred acquisition fees were $3,801 and $3,041, respectively, for investments that were acquired during 2007. No such fees were incurred during 2006 or 2005. In connection with the refinancing of mortgage obligations on existing properties, we incurred and paid fees of $270 during 2006. No such mortgage refinancing fees were incurred in 2005 or 2007. In connection with the merger, we assumed deferred fees incurred by CPA®:12 totaling $2,734 that bear interest at an annual rate of 7% and have scheduled installment payments through 2013. Unpaid installments totaled $14,315 and $15,644 as of December 31, 2007 and 2006, respectively, and are included in due to affiliates in the consolidated financial statements. Annual installments of $4,369, $3,514 and $3,420 in deferred fees were paid in cash to the advisor in January 2007, 2006 and 2005, respectively.
In connection with the advisor’s management of our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $3,511,

CPA®:14 2007 10-K — 54

Notes to Consolidated Financial Statements
$2,728 and $2,789 in 2007, 2006 and 2005, respectively, which are included in general and administrative expenses in the consolidated financial statements.
The advisor is obligated to reimburse us for the amount by which our operating expenses exceed the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If the independent directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.
The advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of our assets since our inception, subject to certain conditions and excluding proceeds from the sale of investments acquired in the merger (Note 3). Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since our inception. The advisor’s interest in such disposition fees amounts to $4,870 and $3,507 as of December 31, 2007 and 2006, respectively. Payment of such amount, however, cannot be made until the subordination provisions are met. We have concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the consolidated financial statements.
We own interests in entities which range from 12% to 90%, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 7).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $736, $756 and $770 in 2007, 2006 and 2005, respectively. Based on current gross revenues, our current share of future annual minimum lease payments is $513 through 2016.
In 2006, in connection with the merger, we borrowed $24,000 from our advisor to facilitate the merger closing. Proceeds from our credit facility were used to repay the borrowing. We incurred interest expense of $22 in connection with this borrowing.
Note 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	December 31,
	2007	2006
Land	$236,546	$237,003
Buildings	1,064,959	1,054,595
Less: Accumulated depreciation	(162,374)	(137,262)

	$1,139,131	$1,154,336

In June 2006, we entered into an agreement with a developer to demolish an existing warehouse facility and redevelop the existing land as part of the construction of a new retail shopping center. In connection with demolishing the property, we recognized a charge to depreciation expense of $3,730 to fully depreciate the property in June 2006. We defeased the outstanding non-recourse mortgage obligation of $3,859 upon entering into this transaction. Construction of the center was funded entirely by the developer and was completed in November 2007, at which time we exchanged our redeveloped land for cash proceeds of $960 and a condominium interest in the newly constructed retail facility with a tenant in place. In connection with this transaction, we recognized a gain on the exchange of $8,453.

CPA®:14 2007 10-K — 55

Notes to Consolidated Financial Statements
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage rents and future CPI-based increases, under non-cancelable operating leases are approximately as follows:

Year ended December 31,
2008	$148,339
2009	147,942
2010	146,198
2011	132,348
2012	127,344
Thereafter through 2024	902,801
There was no percentage rent revenue in 2007, 2006 or 2005.
Note 6. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows:

	December 31,
	2007	2006
Minimum lease payments receivable	$219,468	$251,477
Unguaranteed residual value	123,675	133,081

	343,143	384,558
Less: unearned income	(215,085)	(247,411)

	$128,058	$137,147

Collins & Aikman Corporation leases six properties from us under a master lease which is characterized as a direct financing lease. In connection with its emergence from bankruptcy protection in October 2007, Collins & Aikman affirmed the master lease for four of these properties and agreed to repurchase the remaining two properties from us. We completed the sale in December 2007 for $10,699, net of selling costs and recognized a gain on the sale of $1,112, excluding an impairment charge of $345 recognized during the second quarter of 2007. In connection with this transaction, we defeased $7,887 of the existing $15,365 non-recourse mortgage on the six properties and incurred defeasance costs totaling $1,246.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage rents and future CPI-based increases, under non-cancelable direct financing leases are approximately as follows:

Year ending December 31,
2008	$14,899
2009	14,899
2010	15,031
2011	15,197
2012	15,197
Thereafter through 2031	144,245
Percentage rent revenue was approximately $129, $102 and $404 in 2007, 2006 and 2005, respectively.
Note 7. Equity Investments in Real Estate
     We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence, (ii) as tenants-in-common subject to joint control and (iii) in limited liability companies and limited partnerships in which our ownership interests exceed 50% and we exercise significant influence. All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
Upon completion of the merger in December 2006, we acquired interests in several investments in real estate which we account for under the equity method of accounting. We increased our existing ownership interests in several equity investments in real estate to 56% and 67%; however, we continue to account for these properties under the equity method of accounting under the provisions of

CPA®:14 2007 10-K — 56

Notes to Consolidated Financial Statements
EITF 04-05, as described in Note 2. We acquired the remaining interests in two existing investments which had previously been accounted for under the equity method of accounting and consolidated these investments from December 1, 2006.
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest at	Carrying Value at December 31,
Lessee	December 31, 2007	2007	2006
True Value Company	50%	$32,164	$32,555
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	23,852	—
Best Buy Co., Inc.	37%	22,559	24,318
Advanced Micro Devices, Inc.	67%	18,533	20,169
The Upper Deck Company	50%	13,430	13,622
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	13,028	13,484
Compucom Systems, Inc.	67%	11,788	12,623
Starmark Holdings LLC, LifeTime Fitness, Inc. and Town Sports International Holdings, Inc. (b)	56%	11,615	35,011
Del Monte Corporation	50%	8,832	9,669
ShopRite Supermarkets, Inc.	45%	6,824	6,851
Checkfree Holdings, Inc.	50%	2,053	2,532
Sicor, Inc.(c)	50%	2,005	19,286
Dick’s Sporting Goods, Inc.(d)	45%	(558)	10,212

		$ 166,125	$ 200,332

(a)	In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 32%. The total cost of the interests in these ventures, which are owned with affiliates, is $446,387. In connection with these transactions, the ventures obtained combined non-recourse financing of $378,596, having a fixed annual interest rate of 5.5% and a term of 10 years. All amounts are based upon the exchange rate of the Euro at the date of acquisition.

In connection with the acquisition, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.

(b)	Together with an affiliate, we own an interest in a venture that owned fifteen properties formerly leased to Starmark Holdings LLC under a master lease agreement. We owned a 41% interest in this venture and acquired an additional 15% interest in the venture in the merger, and account for this investment under the equity method of accounting. Our interest in this investment accounted for $7,318, $(7,786) and $2,835 of income (loss) from equity investments in real estate for the years ended December 31, 2007, 2006 and 2005, respectively. The loss in 2006 reflects the recognition of impairment charges and prepayment penalties and debt defeasance costs as described below.

In June 2006, the advisor entered into a lease restructuring agreement with Starmark under which six properties under the master lease agreement were re-leased to Life Time Fitness, Inc., a new tenant unaffiliated with Starmark. Life Time agreed to provide a total of $20,000 of improvements to these six properties, comprised of a rent abatement to Life Time of $2,322, security deposits and prepaid rent released by Starmark totaling $7,678 and a commitment by Life Time to fund $10,000 of improvements in exchange for the transfer to Life Time of four properties formerly leased to Starmark. The $10,000 commitment by Life Time is secured by letters of credit totaling $10,000. The venture transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the

CPA®:14 2007 10-K — 57

Notes to Consolidated Financial Statements

venture had previously written down the four transferred properties to their estimated fair values, as described below. Of the $20,000 of improvements, which are for the benefit of the venture and will be retained by the venture upon expiration of the lease, $11,950 has been funded as of December 31, 2007. An additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark. In December 2006, upon entering into new leases for the venture’s four remaining properties, the venture terminated the agreement with Starmark and recognized lease termination income of $8,145, comprised of security deposits and prepaid rent from Starmark totaling $7,678 and the release of real estate tax escrows of $467. During the fourth quarter of 2007, the venture sold these four properties for $41,449, net of selling costs and recognized a gain on the sale of $12,253.

In connection with these transactions, we recognized impairment charges on this investment during 2006 totaling $24,978, comprised of a charge of $18,678 to write off intangible assets on properties leased to Starmark and an impairment charge of $6,300 to reduce the carrying value of the four transferred properties to their estimated fair values.

In April 2006, the venture prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072. In November 2006, the venture obtained new non-recourse mortgage financing of $80,000 on the Life Time properties at a fixed annual interest rate of 5.8% with a 10-year term. In April 2007, the venture obtained new non-recourse mortgage financing of $8,000 on the Town Sports property at a fixed annual interest rate of 5.6% and with a 10-year term.

Our share of the effects of the venture’s transactions is reflected as part of income from equity investments in our statements of income in the periods described.

(c)	In June 2007, this venture completed the refinancing of an existing $2,483 non-recourse mortgage with new non-recourse financing of $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.

(d)	In January 2007, this venture obtained non-recourse mortgage financing of $23,000 and distributed the proceeds to the venture partners. Although we are not obligated to do so, based on the fair value of the property we are committed to funding any deficits this venture may incur.
Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below:

	December 31,
	2007	2006
Assets	$1,803,515	$913,466
Liabilities	(1,113,645)	(538,085)

Partners’ and members’ equity	$689,870	$375,381

	Years ended December 31,
	2007	2006(a)	2005
Revenue	$144,038	$105,543	$117,156
Expenses	(80,333)	(70,576)	(69,698)
Gain on sale of real estate (b)	12,253	74,069	—
Impairment charge (c)	—	(24,978)	—

Net income	$75,958	$84,058	$47,458

Our share of net income from equity investments in real estate (d)	$17,089	$27,410	$15,798

(a)	Results for equity investees are presented for the period during which we accounted for the investee under the equity method of accounting (that is, for December 1, 2006 through December 31, 2006 for investments acquired during the merger, and for January 1, 2006 through November 30, 2006 for the two investments that we consolidate following our acquisition of the remaining interests in the merger). Results for investments we owned as of January 1, 2006, including those in which we acquired an additional interest in the merger, are presented for the full year.

CPA®:14 2007 10-K — 58

Notes to Consolidated Financial Statements

(b)	Gain on sale of real estate in 2007 reflects gain on the sale of certain properties formerly leased to Starmark Holdings as described above.

In June 2006, a venture in which we and an affiliate held 40% and 60% interests, respectively, sold a property in New York for $200,012, net of closing costs, and recognized a gain on the sale of $41,101, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases. In connection with the sale, the venture repaid the existing non-recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981.

In October 2006, a venture through which the we and an affiliate held 49.99% and 50.01% interests, respectively, in a property in California sold the property for $56,357 and recognized a gain on this sale of $14,362. The venture also recognized a gain of $18,606 on the sale of additional properties in which we had no ownership interest. In connection with the sale, the venture repaid the outstanding mortgage obligation on this property of $19,680 in October 2006 and incurred a charge on the early extinguishment of debt of $1,788.

(c)	Impairment charge in 2006 reflects impairment charges and the writeoff of intangible assets incurred in connection with the Starmark Holdings transaction as described above.

(d)	Inclusive of amortization of differences between the fair value of investments acquired in the merger and the carrying value of the ventures’ net assets as of the date of the merger.
Note 8. Intangibles
In connection with our acquisition of properties from CPA®:12, we have recorded net lease intangibles of $80,705, which are being amortized over periods ranging from 9 to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements. Intangibles are summarized as follows:

	December 31,
	2007	2006
Lease intangibles
In-place lease	$33,448	$35,715
Tenant relationship	10,224	10,920
Above-market rent	42,398	46,384
Less: accumulated amortization	(6,717)	(572)

	$79,353	$92,447

Below-market rent	$(5,365)	$(5,365)
Less: accumulated amortization	149	11

	$(5,216)	$(5,354)

Net amortization of intangibles, including the effect of foreign currency translation, was $6,159 and $561 for the years ended December 31, 2007 and 2006, respectively. Based on the intangibles recorded as of December 31, 2007, scheduled annual net amortization of intangibles for each of the next five years is expected to be $6,227.
In connection with a lease termination during 2007, we wrote off intangible assets totaling $1,307, comprised of $992 related to in-place lease; $192 related to tenant relationship and $123 related to above-market rent.
Note 9. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. In December 2006, we acquired CPA®:12’s share of the CCMT at a fair value of $7,346 upon completion of the merger. As of December 31, 2007 and 2006, the fair value of our interest was $13,899 and $13,911, respectively, reflecting an aggregate unrealized gain of $1,955 and $1,623 and cumulative net amortization of $806 and $462 at December 31, 2007 and 2006. The fair value of our interest in CCMT is determined by a third party using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.

CPA®:14 2007 10-K — 59

Notes to Consolidated Financial Statements
One key variable in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	December 31, 2007	change	change
Fair value of our interest in CCMT	$13,899	$13,428	$12,976
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 10. Disclosures About Fair Value of Financial Instruments
Our debt had a carrying value of $847,587 and $785,815 and a fair value of $857,790 and $785,103 at December 31, 2007 and 2006, respectively. Our marketable securities, including our interest in Carey Commercial Mortgage Trust, had a cost basis of $12,167 and $12,510 and a fair value of $14,248 and $14,207 at December 31, 2007 and 2006, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The fair value of our other financial assets and liabilities at December 31, 2007 and 2006 approximated their carrying value.
Note 11. Risk Management and Use of Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as marketable equity securities we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are also subject to the risks associated with changing exchange rates.
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
During 2006, we terminated an interest rate swap agreement that was characterized as a fair value hedge at a cost of $147 following the payment of the remaining $8,677 balance of the related variable rate non-recourse mortgage obligation. We reversed a cumulative unrealized loss of $229 upon termination of the swap. Neither we nor our joint ventures have entered into any interest rate swap agreements as of December 31, 2007.
Embedded Credit Derivative
In connection with a German transaction in April 2007 (Note 7), two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $5,598 as of December 31, 2007 and generated a total unrealized gain (not our proportionate

CPA®:14 2007 10-K — 60

Notes to Consolidated Financial Statements
share) of $2,741 for the year ended December 31, 2007. Changes in the fair value of the embedded credit derivatives are recognized by the venture in earnings.
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
Stock Warrants
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. As of December 31, 2007 and 2006, warrants issued to us having an aggregate fair value of $2,564 and $4,338, respectively, are included in other assets.
Included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized (losses) gains on common stock warrants of $(1,895), $2,273 and $2,653 for the years ended December 31, 2007, 2006 and 2005, respectively. The unrealized losses for 2007 primarily represent the reversal of unrealized gains recognized in 2006, including an out-of-period adjustment of $981 (Note 2). We reversed these unrealized gains in connection with a tenant’s merger transaction during 2007, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received cash proceeds of $2,162, net of a $999 exercise price, and realized a gain of $1,648, which is included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements. The unrealized gain for 2005 is primarily due to unrealized gains on stock warrants that were reversed in 2005 upon the tenant’s redemption of its outstanding warrants.
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
The majority of our directly owned real estate properties and related loans are located in the United States. Our directly owned real estate properties in France are leased to one tenant, Carrefour SAS, and account for 11% of current annualized lease revenue. No other tenant accounted for more than 10% of current annualized lease revenue.
Our directly owned real estate properties contain significant concentrations (10% or more of current annualized lease revenues) in the following asset types as of December 31, 2007: industrial (31%), warehouse/distribution (29%) and office (22%) and the following tenant industries as of December 31, 2007: retail (24%), electronics (15%) and automotive (10%).
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $16,691, $13,072 and $12,345 for the years ended December 31, 2007, 2006 and 2005, respectively and have an aggregate carrying value of $108,748 as of December 31, 2007. Two tenants that had previously operated under bankruptcy protection, Tower Automotive, Inc. and Meridian Automotive Systems, Inc., affirmed their leases with us upon emerging from bankruptcy protection in July 2007 and December 2006, respectively. A third tenant, Collins & Aikman Corporation, emerged from bankruptcy protection in October 2007. Collins & Aikman affirmed leases for four of the six properties it leases from us and repurchased the remaining two properties from us in December 2007 (Note 6). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in the automotive industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 12. Debt
Non-recourse debt consists of mortgage notes payable collateralized by an assignment of real property and direct financing leases with a carrying value of $1,216,493 as of December 31, 2007. Our mortgage notes payable had fixed annual interest rates ranging from

CPA®:14 2007 10-K — 61

Notes to Consolidated Financial Statements
5.2% to 9.4% and variable annual interest rates ranging from 5.2% to 7.2% and maturity dates ranging from 2008 to 2023 as of December 31, 2007. As described below, we also have a credit facility which has a $0 outstanding balance as of December 31, 2007.
Scheduled principal payments during each of the five years following December 31, 2007 and thereafter are as follows:

Years ended December 31,	Total Debt	Fixed Rate Debt	Variable Rate Debt
2008	$35,242	$30,299	$4,943
2009	67,528	62,357	5,171
2010	81,989	76,493	5,496
2011	274,994	269,243	5,751
2012	171,387	155,680	15,707
Thereafter through 2023	216,447	130,694	85,753

Total	$847,587	$724,766	$122,821

Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150,000. We reduced the amount available under the credit facility to $100,000 in April 2007. The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage ratio. The credit facility is guaranteed by our current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. In connection with the reduction of the credit facility in April 2007, we modified certain financial covenants to expand the nature and extent of investments we may make. We are in compliance with these covenants as of December 31, 2007. The facility also provides us with the right to increase the amount available under the credit facility up to a maximum of $175,000 upon satisfaction of certain conditions. The credit facility had an outstanding balance of $0 and $25,000 at December 31, 2007 and 2006, respectively and bore an applicable annual interest rate of 6.1% and 6.8% as of December 31, 2007 and 2006, respectively.
Note 13. Commitments and Contingencies
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA 15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of CPA 15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs including us. The compensation arrangements principally involved payments, aggregating in excess of $9,600, made to a broker-dealer which distributed our shares and the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
WPC and Carey Financial settled all matters relating to them in connection with the above-described investigations in March 2008. In connection with implementing the settlement, the SEC filed a complaint in federal court on March 18, 2008 alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleges violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleges violations of, and seeks to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction. As part of the settlement, WPC will cause aggregate “disgorgement” payments of $19,979, including interest, to be made to us and another affected CPA® REIT. We expect that our portion of these payments will be approximately $10,868 and will be reflected in our earnings for the 2008 fiscal year. WPC will also pay a $10,000 civil monetary penalty, no portion of which we expect to receive.

CPA®:14 2007 10-K — 62

Notes to Consolidated Financial Statements
The SEC’s complaint also alleges violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s and our Chief Financial Officer, and Claude Fernandez, who was formerly WPC’s and our Chief Accounting Officer. The SEC has announced that Messrs. Park and Fernandez have separately settled the charges against them. The terms of such settlement agreements are not expected to have a material effect on WPC or us.
Other
The Maryland Securities Commission has sought information from Carey Financial and us relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC agreement in principle described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
As of December 31, 2007, we were not involved in any material litigation.
Note 14. Shareholders’ Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2007, distributions per share reported for tax purposes were as follows:

	2007	2006	2005
Ordinary income	$0.43	$0.31	$0.56
Capital gains	0.25	0.44	0.04
Return of capital	—	—	0.16

	0.68	0.75	0.76
Spillover distribution (a)	0.10	0.02	—

	$0.78	$0.77	$0.76

(a)	For 2007, this portion of the distribution is not taxable to shareholders until 2008; therefore, its taxability and classification will be determined in 2008. For 2006, this portion of the distribution was paid and taxed to shareholders in 2007 as ordinary income ($.01) and long term capital gain ($.01).
We declared a quarterly distribution of $0.1949 per share in December 2007, which was paid in January 2008 to shareholders of record as of December 31, 2007.
Amounts in the table above exclude a special distribution of $0.45 per share that was paid in July 2006 to shareholders of record as of June 30, 2006 and a special distribution of $0.04 per share that was paid in January 2007 to shareholders of record as of November 30, 2006. These special distributions were approved by our board of directors in connection with the dispositions of certain investments in real estate during 2006.
Accumulated Other Comprehensive Income
As of December 31, 2007 and 2006, accumulated other comprehensive income reflected in our shareholders’ equity is comprised of the following:

	2007	2006
Unrealized appreciation on marketable securities	$1,156	$771
Foreign currency translation adjustment	16,918	11,030

Accumulated other comprehensive income	$18,074	$11,801

CPA®:14 2007 10-K — 63

Notes to Consolidated Financial Statements
Note 15. Income Taxes
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
We conduct business in the various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the year ended December 31, 2007 included $403 in expenses that related to the years ended December 31, 2003 — 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized an $80 increase to reserves for uncertain tax positions. This increase in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect increase in reserves, at the beginning of 2007, we had approximately $75 of total gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$75
Additions based on tax positions related to the current year	21
Additions for tax positions of prior years	80
Reductions for tax positions of prior years	(70)
Settlements	—

Balance at December 31, 2007	$106

At December 31, 2007, we had unrecognized tax benefits as presented in the table above that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we have approximately $8 of accrued interest related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2007. We or our subsidiaries file income tax returns in state and foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 16. Discontinued Operations
2007 — We sold a domestic property for a total of $35,712, net of selling costs and recognized a net gain on the sale of $7,780. In connection with the sale, we defeased the existing non-recourse mortgage loans on the property of $12,141 and incurred defeasance charges of $851.
2006 —We sold two properties located in Minnesota and Indiana for a total of $37,628, net of selling costs and recognized a net gain on the sale of $13,182, exclusive of impairment charges totaling $3,810 previously recognized against the Indiana property. In connection with the sale, we prepaid the existing non-recourse mortgage loan on the Minnesota property of $11,631 and incurred prepayment penalties of $1,586.
2005 — We sold a domestic property for $4,116, net of selling costs and recognized a gain of $196.

CPA®:14 2007 10-K — 64

Notes to Consolidated Financial Statements
In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations and gain or loss on sales of real estate for properties sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Years ended December 31,
	2007	2006	2005
Revenues	$2,176	$1,197	$2,676
Expenses	(2,509)	(2,838)	(1,948)
Gain on sale of real estate, net	7,780	13,182	196

Income from discontinued operations	$7,447	$11,541	$924

Note 17. Segment Information
We have determined that we operate in one business segment, real estate ownership with domestic and foreign investments.
Geographic information for the real estate ownership segment is as follows:

2007	Domestic	Foreign (a)	Total Company
Revenues	$138,123	$27,475	$165,598
Total long-lived assets (b)	1,189,988	243,326	1,433,314

2006	Domestic	Foreign (a)	Total Company
Revenues	$110,700	$24,298	$134,998
Total long-lived assets (b)	1,300,717	191,098	1,491,815

2005	Domestic	Foreign (a)	Total Company
Revenues	$108,470	$23,440	$131,910
Total long-lived assets (b)	1,027,312	175,255	1,202,567

(a)	Consists of operations in the United Kingdom, France, Finland and the Netherlands and, in 2007, in Germany.

(b)	Consists of real estate, net; net investment in direct financing leases and equity investments in real estate.
Note 18. Selected Quarterly Financial Data (unaudited)

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues (a)	$39,764	$40,866	$42,323	$42,645
Operating expenses (a)	(17,323)	(18,648)	(19,388)	(17,132)
Net income (b) (c)	8,741	8,758	15,510	31,381
Earnings per share	0.10	0.10	0.18	0.35
Distributions declared per share	0.1934	0.1939	0.1944	0.1949

	For the three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues (a)	$32,248	$32,762	$34,713	$35,275
Operating expenses (a)	(12,773)	(16,350)	(14,334)	(13,886)
Net income	12,074	26,009	7,632	23,903
Earnings per share	0.18	0.38	0.11	0.32
Distributions declared per share (d)	0.1924	0.1929	0.1929	0.1929

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 16).

CPA®:14 2007 10-K — 65

Notes to Consolidated Financial Statements

(b)	Includes impact of out of period adjustment in the periods ended March 31, 2007 and September 30, 2007 (Note 2).

(c)	Net income for the fourth quarter of 2007 includes gains on the sale of real estate of $9,509 and $7,780 which are included in income from continuing operations and income from discontinued operations, respectively.

(d)	Excludes a special distribution of $0.45 per share that was paid in July 2006 to shareholders of record as of June 30, 2006 and a special distribution of $0.04 per share that was paid in January 2007 to shareholders of record as of November 30, 2006.

CPA®:14 2007 10-K — 66

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2007
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Real Estate Under Operating Leases:
Retail store in Torrance, California	$28,624	$13,060	$6,934	$153	$—	$13,060	$7,087	$20,147	$1,653	Jul. 1998	40 yrs.
Industrial facility in San Clemente, California	—	2,390	—	8,958	53	2,390	9,011	11,401	1,854	Jul. 1998	40 yrs.
Industrial facility in Pittsburgh, Pennsylvania	5,984	620	6,186	—	—	620	6,186	6,806	1,398	Dec. 1998	40 yrs.
Industrial and warehouse facilities in Burbank, California and Las Vegas, Nevada	6,742	3,860	8,263	—	2	3,860	8,265	12,125	1,786	Mar. 1999, Oct.1999	40 yrs.
Warehouse and distribution facilities in Harrisburg, North Carolina; Atlanta, Georgia; Cincinnati, Ohio and Elkwood, Virginia	12,776	3,930	10,398	8,476	10	3,946	18,868	22,814	3,246	Jun. 1999, Dec. 2001	40 yrs.
Industrial facility in Gardena, California	2,730	2,340	3,943	—	(2,899)	2,340	1,044	3,384	106	Jul. 1999	40 yrs.
Warehouse and distribution facilities in Burlington, New Jersey; Shawnee, Kansas and Manassas, Virginia (c)	20,452	3,604	8,613	23,709	—	4,476	31,450	35,926	6,111	Aug. 1999	40 yrs.
Warehouse and distribution facility in Grand Rapids, Michigan	5,556	740	3,043	7,638	—	740	10,681	11,421	2,211	Aug. 1999	40 yrs.
Land in Midlothian, Virginia	2,534	3,515	—	—	—	3,515	—	3,515	—	Sep. 1999	N/A
Office facility in Columbia, Maryland	12,911	2,623	20,233	3,113	—	2,623	23,346	25,969	4,614	Nov. 1999	40 yrs.
Industrial facilities in Welcome, North Carolina; Murrysville, Pennsylvania and Wylie, Texas	13,125	1,596	23,910	323	(125)	1,596	24,108	25,704	3,896	Nov. 1999, Dec. 2001	40 yrs.
Sports facilities in Salt Lake City, Utah and St. Charles, Missouri	6,594	2,920	8,660	836	—	2,920	9,496	12,416	1,717	Dec. 1999, Dec. 2000	40 yrs.
Warehouse and distribution facility in Tempe, Arizona	3,124	940	4,557	13	—	940	4,570	5,510	890	Jan. 2000	40 yrs.
Warehouse and distribution facility in Rock Island, Illinois	6,743	500	9,945	1,887	—	500	11,832	12,332	2,096	Feb. 2000	40 yrs.
Industrial facility in North Amityville, New York	9,980	2,932	16,398	18	(4,120)	1,482	13,746	15,228	2,706	Feb. 2000	40 yrs.
Warehouse and distribution facilities in Monon, Indiana; Champlin, Minnesota; Robbinsville, New Jersey; Radford, Virginia and North Salt Lake City, Utah	15,692	4,580	24,844	15	—	4,580	24,859	29,439	4,739	May. 2000	40 yrs.
Warehouse and distribution facility in Lakewood, New Jersey	6,280	710	4,531	3,439	—	710	7,970	8,680	1,418	Jun. 2000	40 yrs.
Retail facilities in Kennesaw, Georgia and Leadwood, Kansas	13,626	6,230	15,842	108	—	6,230	15,950	22,180	3,007	Jun. 2000	40 yrs.
Land in Scottsdale, Arizona	8,055	14,600	—	—	—	14,600	—	14,600	—	Sep. 2000	N/A
Industrial facility in Albuquerque, New Mexico	3,271	1,490	4,636	7	—	1,490	4,643	6,133	846	Sep. 2000	40 yrs.
Office facility in Houston, Texas	4,673	570	6,760	—	—	570	6,760	7,330	1,232	Sep. 2000	40 yrs.
Office facility in Eagan, Minnesota	19,861	4,225	15,518	2	(1,325)	2,900	15,520	18,420	2,829	Sep. 2000	40 yrs.
Warehouse and distribution facility in Kansas City, Missouri	3,560	570	5,870	39	—	570	5,909	6,479	1,077	Sep. 2000	40 yrs.
Warehouse and distribution facilities in Valdosta, Georgia and Johnson City, Tennessee	11,927	650	16,889	410	—	650	17,299	17,949	3,118	Oct. 2000	40 yrs.
Land in Elk Grove Village, Illinois	2,215	4,100	—	—	—	4,100	—	4,100	—	Oct. 2000	N/A
Industrial facility in Salisbury, North Carolina	6,675	1,370	2,672	6,298	(51)	1,319	8,970	10,289	1,355	Nov. 2000	40 yrs.
Office facility in Lafayette, Louisiana	2,309	660	3,005	—	—	660	3,005	3,665	529	Dec. 2000	40 yrs.
Office facility in Collierville, Tennessee	41,381	3,154	70,646	12	—	3,154	70,658	73,812	22,885	Dec. 2000	7 - 40 yrs.
Multiplex motion picture theater in Port St. Lucie and Pensacola, Florida	6,135	3,200	3,066	6,800	(4,112)	3,685	5,269	8,954	859	Dec. 2000	40 yrs.
Retail, warehouse and distribution facilities in York, Pennsylvania	3,179	1,974	10,068	8,433	(5,456)	849	14,170	15,019	1,020	Dec. 2000	40 yrs.

CPA®:14 2007 10-K — 67

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2007
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Office facilities in Lindon, Utah	—	1,390	1,123	8,072	(428)	1,851	8,306	10,157	1,707	Dec. 2000	40 yrs.
Office facility in Houston, Texas	3,728	1,025	4,530	341	—	1,025	4,871	5,896	811	Dec. 2000	40 yrs.
Industrial and office facilities in Elgin, Illinois; Bozeman, Montana and Nashville, Tennessee	11,147	3,900	17,937	138	(293)	3,900	17,782	21,682	3,014	Mar. 2001	40 yrs.
Warehouse and distribution facility in Duluth, Georgia	7,347	2,167	11,446	5	—	2,167	11,451	13,618	1,944	Mar. 2001	40 yrs.
Industrial facilities in City of Industry, California; Florence, Kentucky; Chelmsford, Massachusetts and Lancaster, Texas	10,060	4,398	13,418	3,745	24	4,643	16,942	21,585	2,653	Apr. 2001	7 - 40 yrs.
Industrial facilities in Mesa, Arizona and Moorpark, California (c)	22,232	4,000	14,951	10,146	—	5,945	23,152	29,097	2,767	Jun. 2001, Dec. 2006	34.5 yrs.
Industrial facility in Helmond, Netherlands	6,600	2,230	3,360	—	3,526	3,708	5,408	9,116	892	Jun. 2001	40 yrs.
Industrial facilities in South Windsor and Manchester, Connecticut	11,775	1,555	18,823	250	27	1,555	19,100	20,655	3,073	Jul. 2001	N/A
Industrial and office facilities in Rome, Georgia; Niles, Illinois; Plymouth, Michigan and Twinsburg, Ohio	15,621	4,140	23,822	1,405	—	4,140	25,227	29,367	4,098	Aug. 2001	40 yrs.

Industrial facility in Milford, Ohio	9,367	2,000	12,869	—	—	2,000	12,869	14,869	2,024	Sep. 2001	40 yrs.
Retail facilities in several cities in the following states:
Arizona, California, Florida, Illinois, Massachusetts, Maryland, Michigan, Minnesota and Texas	40,675	17,100	54,743	—	—	17,100	54,743	71,843	8,383	Nov. 2001	40 yrs.
Office facility in Richardson, Texas	28,189	3,400	45,054	—	(501)	3,400	44,553	47,953	6,729	Dec. 2001	40 yrs.
Office facility in Turku, Finland	50,314	801	23,390	12,291	15,696	1,863	50,315	52,178	5,809	Dec. 2001, Dec. 2007	25-40 yrs.

Educational facilities in Union, New Jersey; Allentown and Philadelphia, Pennsylvania and Grand Prairie, Texas	5,676	2,486	7,602	—	3	2,486	7,605	10,091	1,149	Dec. 2001	40 yrs.
Warehouse, distribution, office and industrial facilities in Perris, California; Eugene, Oregon; West Jordan, Utah and Tacoma, Washington	6,687	6,050	8,198	—	(1,845)	4,200	8,203	12,403	1,205	Feb. 2002	40 yrs.
Warehouse and distribution facilities in Charlotte and Lincolnton, North Carolina and Mauldin, South Carolina	8,328	1,860	12,852	—	1	1,860	12,853	14,713	1,863	Mar. 2002	40 yrs.
Warehouse and distribution facilities in Boe, Carpiquet, Mans, Vendin Le Vieil, Lieusaint, Lagnieu, Luneville and St. Germain de Puy, France	104,664	15,724	75,211	13,755	57,583	27,411	134,862	162,273	18,884	Mar. 2002	40 yrs.
Warehouse, distribution and office facilities in Davenport, Iowa and Bloomington, Minnesota	17,952	3,260	26,009	—	—	3,260	26,009	29,269	3,549	Jul. 2002	40 yrs.
Industrial facility in Gorinchem, Netherlands	7,351	2,374	3,864	—	2,911	3,535	5,614	9,149	768	Jul. 2002
Industrial facilities in Granite City, Illinois; Kendallville, Indiana and Clinton Township, Michigan	18,916	4,390	30,336	—	7	4,390	30,343	34,733	4,330	Aug. 2002	40 yrs.
Educational facility in Upper Saucon Township, Pennsylvania	11,205	3,200	15,415	1,475	—	3,200	16,890	20,090	1,884	Aug. 2002	40 yrs.
Retail facilities in Lombard, Illinois and Fairfax, Virginia (d)	15,278	13,226	18,248	—	(696)	13,226	17,552	30,778	566	Dec. 2006	33.6 yrs.
Retail facility in South Tulsa, Oklahoma (d)	4,733	1,649	3,425	—	—	1,649	3,425	5,074	124	Dec. 2006	30 yrs.
Retail and warehouse and distribution facilities in Johnstown and Whitehall, Pennsylvania (d)	4,774	2,115	15,945	—	(609)	2,115	15,336	17,451	549	Dec. 2006	30.3 yrs.

CPA®:14 2007 10-K — 68

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2007
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Warehouse and distribution facility in Dallas, Texas (d)	3,569	323	6,784	—	—	323	6,784	7,107	199	Dec. 2006	30.8 yrs.
Industrial facility in Shelburne, Vermont (d)	2,214	955	2,919	—	—	955	2,919	3,874	103	Dec. 2006	30.6 yrs.
Industrial facilities in Fort Dodge, Indiana and Oconomowoc, Wisconsin (d)	6,567	1,218	11,879	—	—	1,218	11,879	13,097	548	Dec. 2006	23.5 yrs.
Industrial facility in Aurora, Illinois (d)	9,605	2,730	10,391	—	—	2,730	10,391	13,121	365	Dec. 2006	30.8 yrs.
Industrial facility in Houston, Texas (d)	—	2,299	4,722	—	—	2,299	4,722	7,021	313	Dec. 2006	16.3 yrs.
Industrial, warehouse and distribution and office facilities in Waterloo, Wisconsin (d)	8,983	922	16,824	—	(642)	922	16,182	17,104	862	Dec. 2006	20.3 yrs.
Industrial and warehouse and distribution facilities in Westfield, Massachusetts (d)	6,632	1,106	9,952	—	—	1,106	9,952	11,058	312	Dec. 2006	34.7 yrs.
Industrial facility in Richmond, Missouri (d)	5,812	530	6,505	—	—	530	6,505	7,035	202	Dec. 2006	34.8 yrs.
Retail facilities in Bourne, Sandwich and Chelmsford, Massachusetts (d)	1,502	1,418	2,157	—	—	1,418	2,157	3,575	75	Dec. 2006	31.1 yrs.
Industrial facility in Carlsbad, California (d)	4,850	2,618	4,880	—	—	2,618	4,880	7,498	171	Dec. 2006	30.8 yrs.
Fitness and recreational facility in Houston, Texas (d)	3,908	1,613	3,398	—	—	1,613	3,398	5,011	124	Dec. 2006	29.7 yrs.
Theater in Hickory Creek, Texas (d)	3,958	3,138	6,752	—	—	3,138	6,752	9,890	215	Dec. 2006	34 yrs.
Educational facilities in Chandler, Arizona; Fleming Island, Florida; Ackworth, Georgia; Hauppauge and Patchogue, New York; Sugar Land, Texas; Hampton, Virginia and Silverdale, Washington (d)	6,186	4,312	9,963	—	(380)	4,312	9,583	13,895	353	Dec. 2006	29.6 yrs.
Industrial facility in Indianapolis, Indiana (d)	1,908	1,035	6,594	—	—	1,035	6,594	7,629	242	Dec. 2006	29.5 yrs.
Warehouse and distribution facilities in Greenville, South Carolina (d)	4,849	625	8,178	—	—	625	8,178	8,803	317	Dec. 2006	27.8 yrs.

	$779,876	$222,935	$889,899	$132,310	$56,361	$236,546	$1,064,959	$1,301,505	$162,374

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances (c)	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Industrial facilities in Dallas and Greenville, Texas	$12,404	$460	$20,427	$—	$(3,192)	$17,695	Nov. 1999
Multiplex theater facility in Midlothian, Virginia	9,186	—	10,819	854	1,069	12,742	Sep. 1999
Office facility in Scottsdale, Arizona	14,021	—	25,415	—	—	25,415	Sep. 2000
Warehouse and distribution facility in Elk Grove Village, Illinois	2,257	—	4,172	4	1	4,177	Oct. 2000
Multiplex motion picture theater in Pensacola, Florida	9,598	—	4,112	2,542	—	6,654	Dec. 2000
Industrial facility in Doncaster, United Kingdom	6,952	—	8,383	7	4,719	13,109	Jan. 2001
Industrial and manufacturing facilities in Old Fort and Albemarie, North Carolina; Holmesville, Ohio and Springfield, Tennessee	7,433	2,961	24,474	20	(9,644)	17,811	Sep. 2001
Educational facility in Mooresville, North Carolina	5,860	1,600	9,276	130	(350)	10,656	Feb. 2002
Industrial facility in Ashburn Junction, Virginia (d)	—	4,683	15,116	—	—	19,799	Dec. 2006

	$67,711	$9,704	$122,194	$3,557	$(7,397)	$128,058

CPA®:14 2007 10-K — 69

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, foreign currency translation adjustments, impairment losses, property acquisitions subsequent to the initial investment and property sales.

(c)	Additional interest in this property acquired in the CPA®:12 merger on December 1, 2006.

(d)	Property acquired in the CPA®:12 merger on December 1, 2006.

(e)	Reconciliation of real estate and accumulated depreciation:

	Reconciliation of Real Estate Subject to
	Operating Leases
	December 31,
	2007	2006	2005
Balance at beginning of year	$1,291,598	$1,050,368	$1,086,073
Additions	17,524	218,018	3,111
Dispositions	(30,088)	(25,295)	(1,376)
Foreign currency translation adjustment	22,471	17,753	(25,902)
Reclassification from (to) equity investment	—	30,754	(11,539)

Balance at close of year	$1,301,505	$1,291,598	$1,050,367

	Reconciliation of Accumulated Depreciation
	December 31,
	2007	2006	2005
Balance at beginning of year	$137,262	$106,731	$86,212
Depreciation expense	29,085	27,458	23,500
Depreciation expense from discontinued operations	479	190	—
Dispositions	(6,950)	(2,933)	—
Foreign currency translation adjustment	2,498	1,732	(1,681)
Reclassification from (to) equity investment	—	4,084	(1,300)

Balance at close of year	$162,374	$137,262	$106,731

At December 31, 2007, the aggregate cost of real estate owned by us and our consolidated subsidiaries for U.S. federal income tax purposes is $1,346,090.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls And Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and acting chief financial officer to allow timely decisions regarding required disclosures.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2007 at a reasonable level of assurance.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable

CPA®:14 2007 10-K — 70

assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management, including our chief executive officer and acting chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2007 based on those criteria.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 14. Principal Accountant Fees and Services
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CPA®:14 2007 10-K — 71

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (1) and (2) — Financial statements and schedules — see index to financial statements and schedule included in Item 8.
     (3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Exhibit 3.1 to Registration Statement Form S-11 (No. 333-31437) filed on July 16, 1997

3.2	Articles of Amendment	Exhibit 3.1 to Registration Statement Form S-11 (No. 333-76761) filed on November 16, 1999

3.3	Bylaws of Registrant	Exhibit 3.2 to Registration Statement Form S-11 (No. 333-31437) filed on July 16, 1997

4.1	Dividend Reinvestment and Share Purchase Plan	Exhibit 4.1 to Form S-3D filed on July 22, 2002

10.1	Agreement and Plan of Merger dated as of June 29, 2006 by and among Corporate Property Associates 14 Incorporated, Corporate Property Associates 12 Incorporated, CPA 14 Acquisition Inc., CPI Holdings Incorporated and CPA 12 Merger Sub Inc.	Exhibit 10.1 to Form 8-K/A filed on July 6, 2006

10.2	Credit Agreement dated as of November 30, 2006 among Corporate Property Associates 14 Incorporated, the lenders party hereto, Wells Fargo Bank, National Association, PNC Bank, National Association, Citizens Bank of Rhode Island, The Bank of New York and Eurohypo AG, New York Branch	Exhibit 10.2 to Form 10-K filed on March 26, 2007

10.3	First Amendment to Credit Agreement and Consent dated as of April 3, 2007 by and among Corporate Property Associates 14 Incorporated, the lender parties thereto, and Wells Fargo Bank, National Association, as agent.	Exhibit 10.1 to Form 10-Q filed on May 15, 2007

10.4	Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Exhibit 10.1 to Form 10-Q filed on November 14, 2007

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:14 2007 10-K — 72

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Corporate Property Associates 14 Incorporated

Date 3/31/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/31/2008

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer and Director (Principal Executive Officer)	3/31/2008

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)	3/31/2008

/s/ Thomas J. Ridings Thomas J. Ridings	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	3/31/2008

/s/ Richard J. Pinola Richard J. Pinola	Chairman of the Audit Committee and Director	3/31/2008

/s/ Marshall E. Blume Marshall E. Blume	Director	3/31/2008

/s/ James D. Price James D. Price	Director	3/31/2008
Report on Form 10-K
The advisor will supply to any shareholder, upon written request and without charge, a copy of the annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.

CPA®:14 2007 10-K — 73