Form 10-Q
period 2008-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2008-05-15
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Registrant has 88,335,689 shares of common stock, $.001 par value outstanding at May 7, 2008.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A — Risk Factors of our annual report on Form 10-K for the year ended December 31, 2007. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:14 3/31/2008 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$1,146,039	$1,139,131
Net investment in direct financing leases	128,112	128,058
Equity investments in real estate	167,233	166,125
Cash and cash equivalents	117,849	122,503
Intangible assets, net	77,917	79,353
Other assets, net	89,732	79,978

Total assets	$1,726,882	$1,715,148

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$853,181	$847,587
Accounts payable, accrued expenses and other liabilities	17,218	15,515
Prepaid and deferred rental income and security deposits	26,844	27,898
Due to affiliates	21,952	26,039
Distributions payable	17,186	17,116

Total liabilities	936,381	934,155

Minority interest in consolidated entities	17,823	18,033

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 92,503,602 and 92,112,004 shares issued and outstanding, respectively	92	92
Additional paid-in capital	900,085	894,773
Distributions in excess of accumulated earnings	(98,206)	(103,207)
Accumulated other comprehensive income	20,932	18,074

	822,903	809,732
Less, treasury stock at cost, 4,550,245 and 4,293,933 shares, respectively	(50,225)	(46,772)

Total shareholders’ equity	772,678	762,960

Total liabilities and shareholders’ equity	$1,726,882	$1,715,148

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 3/31/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2008	2007
Revenues
Rental income	$36,686	$35,303
Interest income from direct financing leases	3,808	4,068
Other operating income	1,532	393

	42,026	39,764

Operating Expenses
Depreciation and amortization	(8,432)	(8,040)
Property expenses	(8,351)	(7,250)
General and administrative	(2,002)	(2,011)

	(18,785)	(17,301)

Other Income and Expenses
Advisor settlement (Note 10)	10,868	—
Income from equity investments in real estate	3,265	2,589
Other interest income	1,286	604
Minority interest in income	(439)	(403)
Gain (loss) on foreign currency transactions, derivative instruments and other, net	773	(856)
Interest expense	(16,103)	(15,309)

	(350)	(13,375)

Income from continuing operations before income taxes	22,891	9,088
Provision for income taxes	(704)	(482)

Income from continuing operations	22,187	8,606

Discontinued Operations
Income from operations of discontinued properties	—	135

Net Income	$22,187	$8,741

Earnings Per Share
Income from continuing operations	$0.25	$0.10
Income from discontinued operations	—	—

Net income	$0.25	$0.10

Weighted Average Shares Outstanding	88,020,378	87,786,481

Distributions Declared Per Share	$0.1954	$0.1934

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)
	Three months ended March 31,
	2008	2007
Net income	$22,187	$8,741
Other comprehensive income
Foreign currency translation adjustment	3,933	(164)
Change in unrealized (loss) gain on marketable securities	(699)	622
Change in unrealized loss on derivative instruments	(376)	—

	2,858	458

Comprehensive income	$25,045	$9,199

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 3/31/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2008	2007
Cash Flows — Operating Activities
Net income	$22,187	$8,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	9,713	9,543
Straight-line rent adjustments	(321)	(749)
Income from equity investments in real estate in excess of distributions received	(204)	(737)
Minority interest in income	439	403
Issuance of shares to affiliate in satisfaction of fees due	3,032	2,270
Decrease in prepaid and deferred rental income and security deposits	(930)	(1,371)
Realized gain on foreign currency transactions, net	(1,365)	(610)
Unrealized gain on foreign currency transactions, net	(6)	(48)
Realized loss on sale of land	—	56
Unrealized loss on derivatives instruments and other, net	598	1,458
Receivable for advisor settlement	(10,868)	—
Change in other operating assets and liabilities, net	1,631	(250)

Net cash provided by operating activities	23,906	18,706

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	833	13,614
Proceeds from sale of land	—	1,850
Payment of deferred acquisition fees to an affiliate	(3,846)	(4,369)

Net cash (used in) provided by investing activities	(3,013)	11,095

Cash Flows — Financing Activities
Distributions paid	(17,116)	(17,326)
Distributions paid to minority interest partner	(649)	(643)
Proceeds from mortgages and credit facility	1,315	15,900
Prepayment of mortgage principal and credit facility	(3,557)	(21,005)
Scheduled payments of mortgage principal	(4,350)	(4,159)
Deferred financing costs and mortgage deposits	(675)	(325)
Proceeds from stock issuance, net of costs	2,280	2,297
Purchase of treasury stock	(3,453)	(5,402)

Net cash used in financing activities	(26,205)	(30,663)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	658	(63)

Net decrease in cash and cash equivalents	(4,654)	(925)
Cash and cash equivalents, beginning of period	122,503	18,991

Cash and cash equivalents, end of period	$117,849	$18,066

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 3/31/2008 10-Q — 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 14 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of March 31, 2008, our portfolio consisted of 317 fully occupied properties leased to 91 tenants and totaled approximately 30 million square feet (on a pro rata basis). We are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
We were formed as a Maryland corporation in June 1997. Between November 1997 and November 2001, we sold a total of 65,794,280 shares of common stock for a total of $657,943 in gross offering proceeds. The net proceeds of these offerings have been combined with non-recourse mortgage financing to purchase our real estate portfolio. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. We hold ownership interests in certain limited liability companies and limited partnerships that exceed 50% and through which we exercise significant influence. Because our venture partners, which are affiliates, are the managing members or general partners in the limited liability companies or limited partnerships and no unaffiliated parties have substantive kick-out or participation rights, the venture partners are required to consolidate the investments under the provisions of EITF 04-05 and, therefore, we account for these investments under the equity method of accounting.
CPA®:14 3/31/2008 10-Q — 5

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We own investments in the European Union. Revenues from such investments totaled $7,990 and $5,928 for the three months ended March 31, 2008 and 2007, respectively. Long-lived assets of such investments, consisting of real estate, net; net investment in direct financing leases and equity investments in real estate, were $258,379 and $243,326 as of March 31, 2008 and December 31, 2007, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been retrospectively adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (Note 12).
Out-of-Period Adjustments
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2003 — 2006. These errors related to accounting for foreign income taxes (aggregating $403 over the period from 2003-2006) and valuation of stock warrants (aggregating $981 in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to SFAS 133. As a result of these errors, net income was overstated by approximately $100 in 2003, $105 in each of 2004 and 2005 and $1,074 in 2006. We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We further concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1,384 was not material to the quarter ended March 31, 2007, nor was it material to the year ended December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We partially adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of this statement did not have a material effect on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$15,888	$299	$—	$15,589
Derivative assets	2,062	—	—	2,062

	$17,950	$299	$—	$17,651

Liabilities:
Derivative liabilities	$(376)	$—	$(376)	$—

Financial assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated joint ventures.
CPA®:14 3/31/2008 10-Q — 6

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Marketable	Derivative
	Securities	Assets	Total Assets
Beginning balance	$16,408	$2,564	$18,972
Total gains or losses (realized and unrealized):
Included in earnings	(96)	(502)	(598)
Included in other comprehensive income	(641)	—	(641)
Amortization and accretion	(82)	—	(82)
Purchases, issuances, and settlements	—	—	—

Ending balance	$15,589	$2,062	$17,651

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(96)	$(502)	$(598)

Gains and losses (realized and unrealized) included in earnings are reported in gain (loss) on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application of this statement did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets or liabilities at fair value.
Recent Accounting Pronouncements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FASB Staff Position (“FSP”) SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
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
CPA®:14 3/31/2008 10-Q — 7

Notes to Consolidated Financial Statements
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
SFAS 161
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our derivative disclosures.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2008 and 2007, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3,095 and $2,880 for the three months ended March 31, 2008 and 2007, respectively, and performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements. As of March 31, 2008, the advisor owned 6,008,953 shares (6.8%) of our common stock.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. A portion of the fees is deferred and is payable in equal annual installments each January over no less than eight years beginning in January of the year following that in which a property was purchased, and bears interest at an annual rate of 6%. In connection with our merger with Corporate Property Associates 12 Incorporated (“CPA®:12”) on December 1, 2006 (the “merger”), we assumed deferred fees incurred by CPA®:12 totaling $2,734 that bear interest at an annual rate of 7% and have scheduled installment payments through 2013. Unpaid deferred installments totaled $10,469 and $14,315 as of March 31, 2008 and December 31, 2007, respectively, and are included in due to affiliates in the consolidated financial statements. Annual installments of $3,846 and $4,369 in deferred fees were paid in cash to the advisor in January 2008 and 2007, respectively. During the three months ended March 31, 2008, we paid mortgage refinancing fees to the advisor of $735 in connection with the refinancing of mortgages during 2007. No such mortgage refinancing fees were paid in 2007.
Fees are also payable to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the merger. Such fees are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event. Such fees totaled $5,050 at both March 31, 2008 and December 31, 2007.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $888 and $1,009 for the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 12% to 90%, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred for the three months ended March 31, 2008 and 2007 was $160 and $198, respectively. Based on current gross revenues, our current share of future annual minimum lease payments is $672 through 2016.
CPA®:14 3/31/2008 10-Q — 8

Notes to Consolidated Financial Statements
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	March 31, 2008	December 31, 2007
Land	$239,203	$236,546
Buildings	1,078,762	1,064,959
Less: Accumulated depreciation	(171,926)	(162,374)

	$1,146,039	$1,139,131

Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence, (ii) as tenants-in-common subject to joint control and (iii) in limited liability companies and limited partnerships in which our ownership interests exceed 50% and we exercise significant influence. We hold 56% and 67% interests in certain investments in real estate which we account for under the equity method of accounting pursuant to the provisions of EITF 04-05, as described in Note 2. All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership
	Interest at	Carrying Value
Lessee	March 31, 2008	March 31, 2008	December 31, 2007
True Value Company	50%	$32,174	$32,164
Hellweg Die Profi-Baumarkte GmbH & Co. KG	32%	25,615	23,852
Best Buy Co., Inc.	37%	22,303	22,559
Advanced Micro Devices, Inc.	67%	18,577	18,533
The Upper Deck Company	50%	13,339	13,430
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	13,316	13,028
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	11,637	11,615
Compucom Systems, Inc.	67%	11,501	11,788
Del Monte Corporation	50%	8,854	8,832
ShopRite Supermarkets, Inc.	45%	6,803	6,824
Checkfree Holdings, Inc.	50%	1,930	2,053
Sicor, Inc.	50%	1,654	2,005
Dick’s Sporting Goods, Inc. (a)	45%	(470)	(558)

		$167,233	$166,125

(a)	In January 2007, this venture obtained non-recourse mortgage financing of $23,000 and distributed the proceeds to the venture partners. Although we are not obligated to do so, based on the fair value of the property we are committed to funding any deficits this venture may incur.
Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below:

	March 31, 2008	December 31, 2007
Assets	$1,861,870	$1,805,774
Liabilities	(1,137,605)	(1,113,672)

Partners’ and members’ equity	$723,265	$692,102

CPA®:14 3/31/2008 10-Q — 9

Notes to Consolidated Financial Statements

	Three months ended March 31,
	2008	2007
Revenue	$41,661	$23,994
Expenses	(22,938)	(12,836)

Net income	$18,723	$11,158

Our share of income from equity investments in real estate (a)	$3,265	$2,589

(a)	Inclusive of amortization of differences between the fair value of investments acquired in the merger and the carrying value of the ventures’ net assets as of the date of the merger.
Note 6. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. As of March 31, 2008 and December 31, 2007, the fair value of our interest was $13,178 and $13,899, respectively, reflecting an aggregate unrealized gain of $1,316 and $1,955 and cumulative net amortization of $888 and $806 at March 31, 2008 and December 31, 2007, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
One key variable in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	March 31, 2008	change	change
Fair value of our interest in CCMT	$13,178	$12,752	$12,344
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 7. Intangibles
We have recorded net lease intangibles of $80,876, which are being amortized over periods ranging from 9 to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements. Intangibles are summarized as follows:

	March 31, 2008	December 31, 2007
Lease intangibles:
In-place lease	$33,498	$33,448
Tenant relationship	10,236	10,224
Above-market rent	42,507	42,398
Less: accumulated amortization	(8,324)	(6,717)

	$77,917	$79,353

Below-market rent	$(5,365)	$(5,365)
Less: accumulated amortization	183	149

	$(5,182)	$(5,216)

Net amortization of intangibles, including the effect of foreign currency translation, was $1,570 and $1,697 for the three months ended March 31, 2008 and 2007, respectively. Based on the intangibles recorded as of March 31, 2008, scheduled annual net amortization of intangibles for the remainder of 2008 and each of the next five years is expected to be $4,679 and $6,238, respectively.
CPA®:14 3/31/2008 10-Q — 10

Notes to Consolidated Financial Statements
Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as marketable equity securities we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are also subject to the risks associated with changing foreign currency exchange rates.
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
In February 2008, we modified an existing non-recourse mortgage loan on a domestic property of $11,185 and obtained additional mortgage proceeds of $1,315. In connection with the modification, we obtained an interest rate swap to fix the existing variable interest rate, which was based on the one-month LIBOR, at an effective interest rate of 5.6%. The interest rate swap matures in March 2018 and has a fair value liability of $376 as of March 31, 2008. Changes in the fair value of this interest rate swap, which is designated as a cash flow hedge, are included in other comprehensive income in shareholders’ equity and reflected a loss of $376 for the three months ended March 31, 2008.
Embedded Credit Derivative
In connection with our April 2007 investment in a portfolio of German properties, a venture in which we have a total effective ownership interest of 32% obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The venture has the right, at its sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $7,491 and $5,598 as of March 31, 2008 and December 31, 2007, respectively, and generated a total unrealized gain (not our proportionate share) of $1,408 for the three months ended March 31, 2008. Changes in the fair value of the embedded credit derivatives are recognized by the venture in earnings.
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
Stock Warrants
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. As of March 31, 2008 and December 31, 2007, warrants issued to us having an aggregate fair value of $2,062 and $2,564, respectively, are included in other assets. Included in gain on foreign currency transactions, derivative instruments
CPA®:14 3/31/2008 10-Q — 11

Notes to Consolidated Financial Statements
and other, net in the consolidated financial statements are unrealized losses on common stock warrants of $502 and $1,458 for the three months ended March 31, 2008 and 2007, respectively. The unrealized losses for 2007 include an out-of-period adjustment of $981 (Note 2).
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
The majority of our directly owned real estate properties and related loans are located in the United States. Our directly owned real estate properties in France are leased to one tenant, Carrefour SAS, and account for 12% of current annualized lease revenue. No other tenant accounted for more than 10% of current annualized lease revenue.
Our directly owned real estate properties contain significant concentrations (10% or more of current annualized lease revenues) in the following asset types as of March 31, 2008: industrial (32%), warehouse/distribution (29%) and office (21%) and the following tenant industries as of March 31, 2008: retail (25%), electronics (15%) and automotive (10%).
Credit and real estate financing markets have experienced significant deterioration recently, which could affect companies in any industry in the future. Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $3,976 and $4,167 for the three months ended March 31, 2008 and 2007, respectively and have an aggregate carrying value of $108,160 and $108,748 as of March 31, 2008 and December 31, 2007, respectively. None of these tenants is currently operating under bankruptcy protection; however, three of them emerged from bankruptcy during 2006 and 2007. These three tenants affirmed their leases upon emerging from bankruptcy protection, including one tenant that repurchased two of the six properties it leased from us. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in the automotive industry worsen, additional tenants may file or re-file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 9. Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150,000, which we subsequently reduced to $100,000. No amounts were outstanding on the credit facility at March 31, 2008 and December 31, 2007, respectively. In April 2008 we notified Wells Fargo Bank of our intention to terminate the credit facility effective in May 2008. Unamortized deferred financing costs totaling $300 as of March 31, 2008 will be written off in conjunction with the termination of the credit facility.
The credit facility provides for an initial three year term and an annual interest rate of either (i) LIBOR plus a spread ranging from 135 to 160 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage ratio. The credit facility is guaranteed by our current and future subsidiaries that own unencumbered assets. The credit facility has financial covenants that require us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. In connection with the reduction of the credit facility in April 2007, we modified certain financial covenants to expand the nature and extent of investments we may make. We are in compliance with all these covenants as of March 31, 2008. The facility also provides us with the right to increase the amount available under the credit facility up to a maximum of $175,000 upon satisfaction of certain conditions.
Note 10. Commitments and Contingencies
As of March 31, 2008, we were not involved in any material litigation. We note the following:
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial LLC (“Carey Financial”), the advisor’s wholly-owned broker-dealer subsidiary, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of Corporate Property Associates 15 Incorporated (“CPA®:15”) during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
CPA®:14 3/31/2008 10-Q — 12

Notes to Consolidated Financial Statements
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
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with the above-described investigations. In connection with the settlement, the SEC filed a complaint in the United States District Court for the Southern District of New York alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleged violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction, which was entered by the court in a final judgment in March 2008. Pursuant to the final judgment, WPC agreed to make payments of $19,979, including interest, to us and another affected CPA® REIT. Our portion of these payments is approximately $10,868 and is reflected in our results of operations for the first quarter of 2008. Payment of this amount, which is reflected in other assets as of March 31, 2008, was received from the advisor in April 2008. WPC also paid a $10,000 civil penalty, no portion of which we expect to receive.
The SEC’s complaint also alleged violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s and our chief financial officer, and Claude Fernandez, who was formerly WPC’s and our chief accounting officer. Messrs. Park and Fernandez have separately settled the charges against them.
Other
The Maryland Securities Commission has sought information from Carey Financial and CPA®:15 relating to the matters described above. While the Maryland Securities Commission may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC settlement described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
Note 11. Income Taxes
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
We conduct business in the various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 included $403 in expenses that related to the years ended December 31, 2003 — 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized an $80 increase to reserves for uncertain tax positions. This increase in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect increase in reserves, at the beginning of 2007, we had $75 of total gross unrecognized tax benefits.
At March 31, 2008, we had unrecognized tax benefits of $136 that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we have approximately $10 of accrued interest related to uncertain tax positions. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
CPA®:14 3/31/2008 10-Q — 13

Notes to Consolidated Financial Statements
Note 12. Discontinued Operations
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
In December 2007 we sold a domestic property for a total of $35,712, net of selling costs and recognized a net gain on the sale of $7,780. In connection with the sale, we defeased the existing non-recourse mortgage loan on the property of $12,141 and incurred defeasance charges of $851.
In accordance with SFAS 144, the results of operations for this property are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

Three months ended
March 31, 2007
Revenues	$566
Expenses	(431)

Income from discontinued operations	$135

CPA®:14 3/31/2008 10-Q — 14

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of March 31, 2008, our portfolio consisted of our full or partial ownership interest in 317 fully occupied properties leased to 91 tenants, totaling approximately 30 million square feet. We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Highlights
Financial Highlights
•	Total revenues were $42,026, compared to $39,764 in the first quarter of 2007. Lease revenues increased as a result of rent increases and the favorable impact of fluctuations in foreign currency exchange rates.

•	Net income for the first quarter of 2008 was $22,187, compared to $8,741 in the first quarter of 2007, primarily due to the recognition of income of $10,868 related to the advisor’s settlement with the SEC with respect to all matters relating to the SEC investigation (Note 10). Increases in revenues and gains on foreign currency transactions and derivative instruments also contributed to the increase.

•	Cash flow from operating activities for the first quarter of 2008 was $23,906, compared to $18,706 in the first quarter of 2007, primarily due to increases in revenues and results of operations of our portfolio. Advisor settlement proceeds of $10,868 were received in April 2008 and did not contribute to cash flows from operating activities in the first quarter of 2008.

•	Our quarterly cash distribution increased to $0.1954 per share for the first quarter of 2008 or $0.78 per share on an annualized basis.
Management considers the performance metrics described above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing our equity in our real estate. Results of operations are described below.
Portfolio Highlights
Liquidity Event — The advisor has begun actively considering liquidity alternatives on our behalf, and currently anticipates that such a liquidity event may take place in 2008; however, no decisions have been made as to when or in what form such an event might take place.
Advisor Settlement — In connection with the advisor’s settlement with the SEC, we recognized income of $10,868 in March 2008 which is reflected as “advisor settlement” in the consolidated financial statements (Note 10). We received payment in cash of this amount from the advisor in April 2008.
Directors — In April 2008, Richard J. Pinola resigned from our board of directors. Mr. Pinola will remain an independent director of the boards of directors of our affiliates, Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”).
CPA®:14 3/31/2008 10-Q — 15

Current Trends
Our current business plan is principally focused on managing our existing portfolio of properties.
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. We expect the volatility in these markets to continue in 2008. A discussion of these current trends is presented below:
Commercial Real Estate
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result, we have benefited from increases in the valuations of our real estate assets. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of our real estate assets. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
Corporate Defaults
In connection with the deterioration in the real estate financing markets, we expect that corporate defaults may increase in 2008 and beyond, which will require more intensive management of our assets. We believe that the advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease and require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. In addition, a tenant may reject our lease in bankruptcy which could subject us to losses as the property may be worth less without the lease. Currently, only one of our tenants is operating under bankruptcy protection. This tenant contributes annual lease revenues of approximately $2,400 and has not yet indicated whether it will affirm its lease with us.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $3,976 for the three months ended March 31, 2008 and have an aggregate carrying value of $108,160 as of March 31, 2008. None of these tenants is currently operating under bankruptcy protection; however, three of them emerged from bankruptcy during 2006 and 2007. These three tenants affirmed their leases upon emerging from bankruptcy protection, including one tenant that repurchased two of the six properties it leased from us. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in the automotive industry worsen, additional tenants may file or re-file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Mortgage Financing
As a result of the deterioration in the real estate financing markets, we continue to experience difficult financing conditions in both the U.S. and European markets which may affect our ability to obtain financing if we seek to refinance or obtain new financing on existing investments or make additional investments. In particular, obtaining financing for larger transactions and for certain property types is more challenging in the current marketplace.
CPI
Despite slow economic growth rates in recent periods, inflation rates in the U.S. have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of our real estate assets. To mitigate this risk, our leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2008 was considerably weaker than during the comparable period in 2007, and as a result, we experienced a positive impact on our results of operations for Euro-denominated investments in the current period as compared to the first quarter of 2007. Investments denominated in the Euro accounted for approximately 17% and 14% of annualized lease revenues at March 31, 2008 and 2007, respectively.
CPA®:14 3/31/2008 10-Q — 16

Results of Operations
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007
Rental income	$36,686	$35,303
Interest income from direct financing leases	3,808	4,068

	$40,494	$39,371

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
Lessee	2008	2007
Carrefour France, SAS (a)	$4,867	$3,996
Petsmart, Inc. (b)	1,988	2,076
Federal Express Corporation (b)	1,735	1,717
Nortel Networks Limited	1,500	1,664
Dick’s Sporting Goods, Inc.	1,352	1,352
Atrium Companies, Inc.	1,290	1,253
Perkin Elmer, Inc. (a) (c)	1,222	908
Katun Corporation (a)	1,108	1,076
Caremark Rx, Inc.	1,075	1,075
Tower Automotive, Inc. (d)	1,037	1,026
Special Devices, Inc. (d) (e)	1,034	952
Metaldyne Company LLC (d)	958	947
McLane Company Food Service Inc.	890	869
Amerix Corp.	732	732
Gibson Guitar Corp. (e)	670	608
Builders FirstSource, Inc.	660	653
Gerber Scientific, Inc.	641	622
Nexpak Corporation and Nexpak B.V. (a)	639	564
Waddington North America, Inc. (e)	627	568
Collins & Aikman Corporation (d)	615	923
Other (a) (b) (d)	15,854	15,790

	$40,494	$39,371

(a)	Increase is due to fluctuations in foreign currency exchange rates and CPI-based (or equivalent) rent increases.

(b)	Includes lease revenues applicable to minority interests totaling $1,573 and $2,049 for the three months ended March 31, 2008 and 2007, respectively.

(c)	We acquired an additional property leased to this tenant in December 2007.

(d)	Tenant operates in the automotive industry. Tower Automotive and Collins & Aikman both emerged from Chapter 11 bankruptcy protection in 2007. Amounts for Collins & Aikman for the three months ended March 31, 2007 include lease revenues totaling $324 from two properties that we sold in December 2007. “Other” includes lease revenues from Meridian Automotive Systems, Inc. totaling $332 and $319 for the three months ended March 31, 2008 and 2007, respectively.

(e)	Increase is due to CPI-based rent increases.
CPA®:14 3/31/2008 10-Q — 17

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership
	Interest at	Three months ended March 31,
Lessee	March 31, 2008	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$9,349	$—
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	12%	7,136	7,136
True Value Company	50%	3,800	3,492
Advanced Micro Devices, Inc.	67%	2,795	2,613
LifeTime Fitness, Inc.	56%	2,293	2,301
CheckFree Holdings, Inc.	50%	1,207	1,179
Compucom Systems, Inc.	67%	1,137	1,137
Best Buy Co., Inc.	37%	1,137	1,129
Sicor, Inc.	50%	836	836
The Upper Deck Company	50%	798	798
Dick’s Sporting Goods, Inc. (b)	45%	784	673
Del Monte Corporation	50%	739	739
ShopRite Supermarkets, Inc.	45%	615	611
Town Sports International Holdings, Inc.	56%	269	266

		$32,895	$22,910

(a)	We acquired our interest in this investment during 2007. In addition to lease revenues, the venture also earned interest income of $7,043 on a note receivable. Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Expansion at this property completed during the first quarter of 2007.

Lease Revenues
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
For the three months ended March 31, 2008 as compared to 2007, lease revenues (rental income and interest income from direct financing leases) increased by $1,123. Rent increases at several properties and the impact of fluctuations in foreign currency exchange rates contributed $1,074 and $771 to lease revenues, respectively. These increases were partially offset by reductions in lease revenue of $649 resulting from several transactions in the fourth quarter of 2007, including the sale of two properties and lease terminations at two properties.
Other Operating Income
Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income.
For the three months ended March 31, 2008 as compared to 2007, other operating income increased by $1,139, primarily due to an increase in reimbursable tenant costs.
Depreciation and Amortization Expense
For the three months ended March 31, 2008 as compared to 2007, depreciation and amortization expense increased by $392, primarily due to depreciation and amortization expense related to properties acquired during 2007 totaling $220 and the impact of fluctuations in foreign currency exchange rates, which contributed $142 of the increase.
Property Expenses
For the three months ended March 31, 2008 as compared to 2007, property expense increased by $1,101, primarily due to an increase in costs reimbursed by tenants as described above; an increase in asset management and performance fees as a results of an increase in the estimated value of our portfolio in connection with the annual third party valuation of our portfolio; and an increase in real estate taxes at a multi-tenant property that are not reimbursable by tenants.
CPA®:14 3/31/2008 10-Q — 18

These increases were substantially offset by a decrease in uncollected tenant expense as a result of collecting an outstanding receivable from a tenant that emerged from bankruptcy and affirmed its lease with us in 2007.
Advisor Settlement
During the three months ended March 31, 2008, we recognized income of $10,868 in connection with the advisor’s settlement with the SEC with respect to all matters relating to the SEC investigation (Note 10). Payment of this amount was received from the advisor in April 2008.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2008 as compared to 2007, income from equity investments in real estate increased by $676, primarily due to income of $510 from an investment we acquired in April 2007.
Other Interest Income
For the three months ended March 31, 2008 as compared to 2007, other interest income increased by $682, primarily due to an increase in our cash balances during 2007 as a result of obtaining new or refinanced non-recourse mortgage financing and the sale of several properties.
Gain on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign investments in the European Union and as such are subject to the effects of exchange rate movements of the Euro and the British pound sterling. We are a net receiver of these foreign currencies and therefore benefit from a weaker U.S. dollar relative to the foreign currency. We recognize realized and unrealized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries, respectively. In addition, from time to time, we may obtain equity enhancements in connection with transactions which may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. These stock warrants are readily convertible to cash or provide for net settlement upon conversion, and as such, we recognize unrealized gains or losses on these common stock warrants and, if the warrants become exercisable and the value of the stock exceeds the exercise price of the warrant, we may exercise the warrants to obtain additional returns for our investors. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three months ended March 31, 2008, we recognized a net gain of $773 from foreign currency transactions and derivative instruments. Net realized and unrealized gains on foreign currency transactions of $1,371 were partially offset by net realized and unrealized losses on certain stock warrants totaling $598.

For the three months ended March 31, 2007, we recognized a net loss of $(856) from foreign currency transactions and derivative instruments. During the first quarter of 2007, we incurred an unrealized loss of $(1,458) on certain stock warrants that included an out-of-period adjustment of $(981) as described in Note 2. This loss was partially offset by net realized and unrealized gains on foreign currency transactions of $706.
Interest Expense
For the three months ended March 31, 2008 as compared to 2007, interest expense increased by $794. Interest on new or refinanced mortgages entered into during 2007 contributed $959 of the increase, while the impact of fluctuations in foreign currency exchange rates contributed $296. These increases were partially offset by a decrease in interest expense as a result of making scheduled principal payments and, to a lesser extent, a decrease due to the prepayment of a mortgage in 2007 in connection with the sale of properties.
Provision for Income Taxes
For the three months ended March 31, 2008 as compared to 2007, our provision for income taxes increased by $222, primarily due to changes in certain state tax laws under which entities that were previously treated as pass-through entities are now subject to taxation, as well as increases in income taxes on our foreign investments.
Net Income
For the three months ended March 31, 2008 as compared to 2007, net income increased by $13,446, primarily due to the recognition of income totaling $10,868 related to the advisor’s settlement with the SEC, an increase in total revenues of $2,262, and gains on foreign currency transactions. These variances are described above.
CPA®:14 3/31/2008 10-Q — 19

Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate from period to period due to a number of factors which include the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. Cash and cash equivalents totaled $117,849 as of March 31, 2008, a decrease of $4,654 from the December 31, 2007 balance. Our sources and uses of cash during the period are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. For the three months ended March 31, 2008, we used cash flows from operating activities of $23,906 to fund distributions to shareholders of $17,116, make scheduled mortgage principal payments of $4,350 and pay distributions to minority partners of $649. For 2008, the advisor elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid asset management and performance fees of $3,032 through the issuance of common stock rather than in cash.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. During the three months ended March 31, 2008, we received distributions from our equity investments in real estate in excess of cumulative income of $833 and paid our annual installment of deferred acquisition fees of $3,846 to the advisor in January 2008. Distributions from equity investments in real estate in excess of cumulative income of $13,614 during the three months ended March 31, 2007 included our share of mortgage proceeds obtained by a venture.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we made a balloon payment of $3,557 on a mortgage which matured in February 2008. We also obtained $1,315 in non-recourse mortgage proceeds in connection with the modification of an existing mortgage. We received $2,280 as a result of issuing shares through our dividend reinvestment and share purchase plan and used $3,453 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. As described in Credit Facility below, we intend to terminate our credit facility in May 2008.
Summary of Financing
The table below summarizes our long-term debt as of March 31, 2008 and 2007, respectively.

	March 31,
	2008	2007
Balance
Fixed rate	$722,691	$681,832
Variable rate (a)	130,490	121,030

Total	$853,181	$802,862

Percent of total debt
Fixed rate	85%	85%
Variable rate (a)	15%	15%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	7.3%	7.6%
Variable rate (a)	6.2%	6.4%

(a)	Variable rate debt at March 31, 2008 includes (i) $12,500 in variable rate debt which has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $111,074 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term. There are no interest rate resets scheduled during 2008.
CPA®:14 3/31/2008 10-Q — 20

Cash Resources
As of March 31, 2008, our cash resources consisted of the following:

-   Cash and cash equivalents totaling $117,849. Of this amount, $14,644, at current exchange rates, was held in foreign bank accounts, and we could be subject to significant costs should we decide to repatriate these amounts.

- We can also borrow against currently unleveraged properties which have a carrying value of $41,874.
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
Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150,000 that we subsequently reduced to $100,000. No amounts were outstanding on the credit facility at either March 31, 2008 or December 31, 2007. In April 2008 we notified Wells Fargo Bank of our intention to terminate the credit facility effective in May 2008.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including:

-   New or refinanced non-recourse mortgage financing in 2007 on several directly owned properties and equity investments in real estate, which we expect will reduce annual cash flow from operations and distributions from equity investments in real estate by approximately $4,500 and $1,200, respectively.

-   The sale of properties during 2007, which we expect will reduce annual cash flow from operations and distributions from equity investments in real estate by approximately $2,100 and $2,000, respectively.

-   Our investment in a property in Finland and our receipt of a condominium interest in a newly constructed retail facility, as well as our investment in two German ventures in April 2007, which we expect will generate annual lease revenues and distributions from equity investments in real estate of approximately $1,300 and $4,500, respectively.

- Scheduled rent increases on several properties during 2008, which should result in additional cash flow from operations.

- The advisor’s election for 2008 to continue to receive performance fees in restricted shares.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments and paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Balloon payments totaling $14,092 will be due during the next twelve months, including a balloon payment of $1,764 which came due and was paid in April 2008. We currently expect to use our existing cash resources to make these payments and may seek to refinance certain of these loans if we are able to do so on attractive terms. We may also seek to use our cash resources to make new investments if attractive opportunities arise, and expect to maintain cash balances sufficient to meet working capital needs.
Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our off-balance sheet arrangements and contractual obligations as of March 31, 2008 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$853,181	$32,400	$239,707	$346,241	$234,833
Deferred acquisition fees — Principal	10,469	3,639	4,391	1,298	1,141
Interest on non-recourse debt and deferred acquisition fees (a)	278,421	61,090	105,758	50,116	61,457
Subordinated disposition fees (b)	5,050	5,050	—	—	—
Operating and other lease commitments (c)	5,665	610	1,237	1,299	2,519

	$1,152,786	$102,789	$351,093	$398,954	$299,950

(a)	Interest on variable rate debt obligations was calculated using the applicable variable interest rates and balances outstanding as of March 31, 2008.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. In the first quarter of 2008 we asked the advisor to begin reviewing possible liquidity alternatives for us. However, there can be no assurances any liquidity event for us will occur in the near future.
CPA®:14 3/31/2008 10-Q — 21

(c)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $39,335 over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Excluded from the table above is a commitment by a venture in which we have a 56% interest to fund landlord improvements totaling $20,000, of which $16,895 has been funded as of March 31, 2008. We account for this venture under the equity method of accounting.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2008. As of March 31, 2008, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at March 31, 2008 is presented below:

	Ownership
	Interest at		Total Third
Lessee	March 31, 2008	Total Assets	Party Debt		Maturity Date
Advanced Micro Devices, Inc.	67%	$89,915	$60,716		1/2009
Compucom Systems, Inc.	67%	31,606	19,183		4/2009
ShopRite Supermarkets, Inc.	45%	16,028	9,969		7/2010
The Upper Deck Company	50%	26,397	11,318		2/2011
Del Monte Corporation	50%	15,521	10,856		8/2011
Best Buy Co., Inc.	37%	42,189	25,704		2/2012
True Value Company	50%	134,441	71,347		1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	312,601	170,909		5/2014
Checkfree Holdings, Inc.	50%	34,885	30,000		6/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	121,698	86,136		12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	990,729	448,143	(b)	4/2017
Sicor, Inc.	50%	17,113	35,350		7/2017
Dick’s Sporting Goods, Inc.	45%	28,747	22,705		1/2022

		$1,861,870	$1,002,336

(a)	We acquired this investment in 2007. Ownership interest represents our combined interest in two ventures. Amounts shown are based on the exchange rate of the Euro as of March 31, 2008.

(b)	Excludes minority interests redeemable by an unaffiliated third party of $371,930 at March 31, 2008.
CPA®:14 3/31/2008 10-Q — 22

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Trends).
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. In addition, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements.
In connection with a German transaction in 2007 (Note 7), two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized gain (not our proportionate share) of $1,408 during the three months ended March 31, 2008. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172,335 of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests of $24,129 in which we own a 55% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of March 31, 2008, there have been no defaults. We account for the CCMT as a marketable security which we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At March 31, 2008, our total interest in CCMT had a fair value of $13,178, a reduction of $721 from the fair value as of December 31, 2007. The decrease is primarily due to the deterioration in the credit markets subsequent to December 31, 2007.
At March 31, 2008, significantly all of our long-term debt either bears interest at fixed rates or is currently at a fixed rate but has interest rate reset features which will change the interest rates to variable rates at some point in the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at March 31, 2008 ranged from 5.2% to 9.4%. The annual interest rates on our variable rate debt at March 31, 2008 ranged from 5.2% to 6.5%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.
CPA®:14 3/31/2008 10-Q — 23

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$23,573	$62,451	$76,624	$269,767	$155,800	$134,476	$722,691	$727,847
Variable rate debt	$4,005	$5,530	$5,872	$6,136	$6,165	$102,782	$130,490	$130,812
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $21,565. Annual interest expense on our unhedged variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $69 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of the Euro and the British pound sterling, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net realized foreign currency translation gains of $1,365 and net unrealized foreign currency translation losses of $6 for the three months ended March 31, 2008. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the three months ended March 31, 2008, Carrefour France SAS, which leases properties in France, contributed 12% of lease revenues. The leverage on the non-recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of March 31, 2008, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $2,062.
Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosures.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of March 31, 2008. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:14 3/31/2008 10-Q — 24

PART II
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended March 31, 2008, we issued 208,781 shares of common stock to the advisor as consideration for performance fees. Shares were issued at per share amounts of $14.50. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.
(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
January	93	$12.46	N/A	N/A
February	—	—	N/A	N/A
March	256,219	13.47	N/A	N/A

Total	256,312

(a)	All shares were purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the dividend reinvestment and share purchase plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 3/31/2008 10-Q — 25

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 5/15/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 5/15/2008	By:	/s/ Thomas J. Ridings
Thomas J. Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:14 3/31/2008 10-Q — 26