Form 10-Q
period 2008-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2008-08-14
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant has 88,162,834 shares of common stock, $.001 par value outstanding at August 7, 2008.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the SEC, including but not limited to those described in Item 1A – Risk Factors in our Form 10-K for the year ended December 31, 2007. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:14 6/30/2008 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$1,133,033	$1,139,131
Net investment in direct financing leases	128,219	128,058
Equity investments in real estate	164,498	166,125
Cash and cash equivalents	135,444	122,503
Intangible assets, net	76,321	79,353
Other assets, net	76,292	79,978

Total assets	$1,713,807	$1,715,148

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$848,883	$847,587
Accounts payable, accrued expenses and other liabilities	16,724	15,515
Prepaid and deferred rental income and security deposits	25,033	27,898
Due to affiliates	22,201	26,039
Distributions payable	17,238	17,116

Total liabilities	930,079	934,155

Minority interest in consolidated entities	17,290	18,033

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 92,882,641 and 92,112,004 shares issued and outstanding, respectively	93	92
Additional paid-in capital	905,480	894,773
Distributions in excess of accumulated earnings	(105,219)	(103,207)
Accumulated other comprehensive income	20,926	18,074

	821,280	809,732
Less, treasury stock at cost, 4,890,832 and 4,293,933 shares, respectively	(54,842)	(46,772)

Total shareholders’ equity	766,438	762,960

Total liabilities and shareholders’ equity	$1,713,807	$1,715,148

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 6/30/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Rental income	$37,529	$35,505	$74,018	$70,611
Interest income from direct financing leases	3,841	4,067	7,649	8,135
Other operating income	830	1,099	2,362	1,492

	42,200	40,671	84,029	80,238

Operating Expenses
Depreciation and amortization	(8,418)	(8,148)	(16,813)	(16,151)
Property expenses	(7,842)	(8,051)	(16,193)	(15,300)
General and administrative	(3,154)	(2,090)	(5,155)	(4,100)
Impairment charge	—	(345)	—	(345)

	(19,414)	(18,634)	(38,161)	(35,896)

Other Income and Expenses
Advisor settlement (Note 10)	—	—	10,868	—
Income from equity investments in real estate	2,862	2,380	6,127	4,969
Other interest income	1,103	614	2,389	1,218
Minority interest in income	(378)	(305)	(817)	(708)
Gain (loss) on foreign currency transactions, derivative instruments and other, net	399	440	1,172	(416)
Interest expense	(16,054)	(16,165)	(32,129)	(31,399)

	(12,068)	(13,036)	(12,390)	(26,336)

Income from continuing operations before income taxes	10,718	9,001	33,478	18,006
Provision for income taxes	(816)	(458)	(1,518)	(938)

Income from continuing operations	9,902	8,543	31,960	17,068

Discontinued Operations
Income from operations of discontinued properties	163	215	292	431
Gain on sale of real estate, net	159	—	159	—

Income from discontinued operations	322	215	451	431

Net Income	$10,224	$8,758	$32,411	$17,499

Earnings Per Share
Income from continuing operations	$0.12	$0.10	$0.36	$0.19
Income from discontinued operations	—	—	0.01	0.01

Net income	$0.12	$0.10	$0.37	$0.20

Weighted Average Shares Outstanding	88,191,615	87,818,845	88,105,996	87,802,752

Distributions Declared Per Share	$0.1959	$0.1939	$0.3913	$0.3873

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 6/30/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$10,224	$8,758	$32,411	$17,499
Other comprehensive income
Foreign currency translation adjustment	(183)	518	3,750	2,504
Change in unrealized (loss) gain on marketable securities	(376)	71	(1,075)	347
Change in unrealized gain on derivative instruments	553	—	177	—

	(6)	589	2,852	2,851

Comprehensive income	$10,218	$9,347	$35,263	$20,350

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 6/30/2008 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2008	2007
Cash Flows — Operating Activities
Net income	$32,411	$17,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	19,418	19,565
Straight-line rent adjustments	(1,237)	(1,277)
Income from equity investments in real estate in excess of distributions received	981	(1,321)
Minority interest in income	817	708
Issuance of shares to affiliate in satisfaction of fees due	6,158	5,249
Impairment charge on real estate	—	345
Decrease in prepaid and deferred rental income and security deposits	(1,055)	(645)
Realized gain on foreign currency transactions, net	(1,523)	(633)
Unrealized gain on foreign currency transactions, net	—	(75)
(Gain) loss from sale of real estate	(159)	56
Realized gain on sale of securities	(708)	—
Reversal of unrealized gain on derivatives	708	—
Unrealized loss on derivatives instruments and other, net	351	1,068
Change in other operating assets and liabilities, net	987	(786)

Net cash provided by operating activities	57,149	39,753

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	2,400	37,896
Purchases of equity investments in real estate and other capital expenditures	(6)	(18,874)
Proceeds from sale of real estate	6,428	1,850
Proceeds from sale of securities	708	—
Payment of deferred acquisition fees to an affiliate	(3,846)	(4,369)

Net cash provided by investing activities	5,684	16,503

Cash Flows — Financing Activities
Distributions paid	(34,301)	(34,267)
Distributions paid to minority interest partner	(1,560)	(1,290)
Proceeds from mortgages and credit facility	3,215	85,900
Prepayment of mortgage principal and credit facility	(5,339)	(85,034)
Scheduled payments of mortgage principal	(8,798)	(8,234)
Deferred financing costs and mortgage deposits	(774)	(200)
Proceeds from stock issuance, net of costs	4,550	4,533
Purchase of treasury stock	(8,070)	(9,384)

Net cash used in financing activities	(51,077)	(47,976)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,185	124

Net increase in cash and cash equivalents	12,941	8,404
Cash and cash equivalents, beginning of period	122,503	18,991

Cash and cash equivalents, end of period	$135,444	$27,395

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 6/30/2008 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 14 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of June 30, 2008, our portfolio consisted of 316 fully occupied properties leased to 90 tenants and totaled approximately 30 million square feet (on a pro rata basis). We are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. We hold ownership interests in certain limited liability companies and limited partnerships that exceed 50% and through which we exercise significant influence. Because our venture partners, which are affiliates, are the managing members or general partners in the limited liability companies or limited partnerships and no unaffiliated parties have substantive kick-out or participation rights, the venture partners are required to consolidate the investments under the provisions of EITF 04-05 and, therefore, we account for these investments under the equity method of accounting.
Information about International Geographic Areas
We own investments in the European Union. Revenues from such investments totaled $7,684 and $6,517 for the three months ended June 30, 2008 and 2007, respectively, and totaled $15,674 and $12,445 for the six months ended June 30, 2008 and 2007, respectively. Of such investments, long-lived assets, which consist of real estate, net, equity investments in real estate and net investment in direct financing leases, totaled $256,411 and $243,326 as of June 30, 2008 and December 31, 2007, respectively.
CPA®:14 6/30/2008 10-Q — 6

Notes to Consolidated Financial Statements
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been retrospectively adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (Note 12).
Out-of-Period Adjustments
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2003 – 2006. These errors related to accounting for foreign income taxes (aggregating $403 over the period from 2003–2006) and valuation of stock warrants (aggregating $981 in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), because of net cash settlement features. In addition, during the third quarter of 2007, we determined that a longer schedule of depreciation and amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. This effectively understated our income from equity investments in real estate by $230, $715 and $715 for the three months ended December 31, 2006, March 31, 2007 and June 30, 2007, respectively.
We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment was not material to the three months ended March 31, 2007 or September 30, 2007, nor was it material to the year ended December 31, 2007. As such, the cumulative effect was recorded in the consolidated statements of income as out-of-period adjustments in the periods the issues were identified. The effect of these adjustments was to increase (decrease) income from continuing operations before income taxes by $1,660 and ($751), increase the provision for income taxes by $0 and $403 and increase (decrease) net income by $1,660 and ($1,154) for the three and nine months ended September 30, 2007, respectively.
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we are currently evaluating the potential impact that the remaining application of SFAS 157 will have on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$15,432	$298	$—	$15,134
Derivative assets	1,778	—	177	1,601

	$17,210	$298	$177	$16,735

Financial assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated joint ventures.
CPA®:14 6/30/2008 10-Q — 7

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended June 30, 2008			Six months ended June 30, 2008
Beginning balance	$15,589	$2,062	$17,651	$16,408	$2,564	$18,972
Total gains or losses (realized and unrealized):
Included in earnings	—	247	247	(96)	(255)	(351)
Included in other comprehensive income	(414)	—	(414)	(1,055)	—	(1,055)
Amortization and accretion	(41)	—	(41)	(123)	—	(123)
Purchases, issuances, and settlements	—	(708)	(708)	—	(708)	(708)

Ending balance	$15,134	$1,601	$16,735	$15,134	$1,601	$16,735

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(461)	$(461)	$(96)	$(963)	$(1,059)

Gains and losses (realized and unrealized) included in earnings are reported in gain (loss) on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure at fair value, on an instrument-by-instrument basis, certain financial assets, financial liabilities and firm commitments that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets or liabilities at fair value.
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R to have an impact on our results of operations to the extent we enter into new acquisitions in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of
CPA®:14 6/30/2008 10-Q — 8

Notes to Consolidated Financial Statements
the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our derivative disclosures.
FSP 142-3
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this FSP will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2008 and 2007, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3,018 and $3,045 for the three months ended June 30, 2008 and 2007, respectively, and $6,113 and $5,925 for the six months ended June 30, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of June 30, 2008, the advisor owned 6,222,422 shares (7.1%) of our common stock.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. A portion of the fees is deferred and is payable in equal annual installments each January over no less than eight years beginning in January of the year following that in which a property was purchased, and bears interest at an annual rate of 6%. In connection with our merger with Corporate Property Associates 12 Incorporated (“CPA®:12”) on December 1, 2006 (the “merger”), we assumed deferred fees incurred by CPA®:12 totaling $2,734 that bear interest at an annual rate of 7% and have scheduled installment payments through 2013. Unpaid deferred installments totaled $10,469 and $14,315 as of June 30, 2008 and December 31, 2007, respectively, and are included in Due to affiliates in the consolidated financial statements. Annual installments of $3,846 and $4,369 in deferred fees were paid in cash to the advisor in January 2008 and 2007, respectively. During the six months ended June 30, 2008, we paid mortgage refinancing fees to the advisor of $735 in connection with the refinancing of mortgages. No such mortgage refinancing fees were paid during the three months ended June 30, 2008 or in 2007.
Fees are also payable to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the merger. Such fees, which are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event, totaled $5,050 at both June 30, 2008 and December 31, 2007.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $589 and $867 for the three months ended June 30, 2008 and 2007, respectively, and $1,477 and $1,876 for the six months ended June 30, 2008 and 2007, respectively, which are included in General and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 12% to 90%, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of that agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of
CPA®:14 6/30/2008 10-Q — 9

Notes to Consolidated Financial Statements
expenses incurred was $170 and $196 for the three months ended June 30, 2008 and 2007, respectively, and $330 and $394 for the six months ended June 30, 2008 and 2007, respectively. Based on current gross revenues, our current share of future annual minimum lease payments is $631 through 2016.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	June 30, 2008	December 31, 2007
Land	$238,631	$236,546
Buildings	1,072,846	1,064,959
Less: Accumulated depreciation	(178,444)	(162,374)

	$1,133,033	$1,139,131

We have recorded net lease intangibles of $80,876, which are being amortized over periods ranging from 9 to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $1,562 and $1,692 for the three months ended June 30, 2008 and 2007, respectively, and $3,132 and $3,389 for the six months ended June 30, 2008 and 2007, respectively.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence, (ii) as tenants-in-common subject to joint control and (iii) in limited liability companies and limited partnerships in which our ownership interests exceed 50% and we exercise significant influence. We hold 56% and 67% interests in certain investments in real estate that we account for under the equity method of accounting pursuant to the provisions of EITF 04-05, as described in Note 2. All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest	Carrying Value
Lessee	at June 30, 2008	June 30, 2008	December 31, 2007
True Value Company	50%	$32,070	$32,164
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	24,949	23,852
Best Buy Co., Inc.	37%	21,701	22,559
Advanced Micro Devices, Inc.	67%	18,141	18,533
The Upper Deck Company	50%	13,249	13,430
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	13,197	13,028
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	11,568	11,615
Compucom Systems, Inc.	67%	11,330	11,788
Del Monte Corporation	50%	8,878	8,832
ShopRite Supermarkets, Inc.	45%	6,844	6,824
Checkfree Holdings, Inc.	50%	1,815	2,053
Sicor, Inc.	50%	1,264	2,005
Dick’s Sporting Goods, Inc. (b)	45%	(508)	(558)

		$164,498	$166,125

a)	In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”) that made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 32%. The total cost of the interests in these ventures, which are owned with affiliates, is $446,387. In connection with these transactions, the ventures obtained combined non-recourse financing of $378,596, having a fixed annual interest rate of 5.5% and a term of 10 years. All dollar amounts are based upon the exchange rate of the Euro at the date of acquisition.
CPA®:14 6/30/2008 10-Q — 10

Notes to Consolidated Financial Statements

In connection with the acquisition, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price equal to the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase.

b)	In January 2007, this venture obtained non-recourse mortgage financing of $23,000 and distributed the proceeds to the venture partners. Although we are not obligated to do so, based on the fair value of the property we expect to fund any deficits this venture may incur.
Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below:

			June 30, 2008	December 31, 2007
Assets			$1,859,833	$1,805,774
Liabilities			(1,139,525)	(1,113,672)

Partners’ and members’ equity			$720,308	$692,102

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$40,739	$37,578	$82,452	$61,572
Expenses	(23,933)	(28,060)	(46,912)	(40,896)

Net income	$16,806	$9,518	$35,540	$20,676

Our share of income from equity investments in real estate	$2,862	$2,380	$6,127	$4,969

Note 6. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. As of June 30, 2008 and December 31, 2007, the fair value of our interest was $12,722 and $13,899, respectively, reflecting an aggregate unrealized gain of $940 and $1,955 and cumulative net amortization of $968 and $806 at June 30, 2008 and December 31, 2007, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
One key variable in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	June 30, 2008	change	change
Fair value of our interest in CCMT	$12,722	$12,330	$11,952
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
CPA®:14 6/30/2008 10-Q — 11

Notes to Consolidated Financial Statements
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage foreign currency exchange rate risk exposure and generally do not use derivative instruments to hedge credit/market risks or for speculative purposes. The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. To mitigate this risk, we enter into hedging arrangements with counterparties that are large, credit worthy financial institutions. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties, which effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using derivatives is to limit our exposure to interest rate movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate swaps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings.
In February 2008, we modified an existing non-recourse mortgage loan of $11,185 on a domestic property and obtained additional mortgage proceeds of $1,315. In connection with the modification, we obtained an interest rate swap to fix the existing variable interest rate, which was based on the one-month LIBOR, at an effective interest rate of 5.6%. The interest rate swap matures in March 2018 and has a fair value of $177 as of June 30, 2008. Changes in the fair value of this interest rate swap, which is designated as a cash flow hedge, are included in other comprehensive income in shareholders’ equity and reflected unrealized gains of $553 and $177 for the three and six months ended June 30, 2008, respectively.
Embedded Credit Derivative
In connection with our April 2007 investment in a portfolio of German properties, a venture in which we have a total effective ownership interest of 32% obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The venture has the right, at its sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $7,264 and $5,598 as of June 30, 2008 and December 31, 2007, respectively, and generated a total unrealized (loss) gain (not our proportionate share) of $(188) and $1,220 for the three and six months ended June 30, 2008, respectively. Changes in the fair value of the embedded credit derivatives are recognized by the venture in earnings.
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
Stock Warrants
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. As of June 30, 2008 and December 31, 2007, warrants issued to us have an aggregate fair value of $1,601 and $2,564, respectively, and are included in Other assets.
Included in Gain (loss) on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized (losses) gains on common stock warrants of $(461) and $390 for the three months ended June 30, 2008 and 2007, respectively, and $(963) and $(1,068) for the six months ended June 30, 2008 and 2007, respectively. The unrealized gains/losses for the three and six months ended June 30, 2008 include the reversal of unrealized gains totaling $708 recognized in prior years. We reversed these unrealized gains in connection with a tenant’s merger transaction during 2008, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received cash proceeds of $708 and realized a gain of $708, which is included in Gain (loss) on foreign currency transactions, derivative instruments
CPA®:14 6/30/2008 10-Q — 12

Notes to Consolidated Financial Statements
and other, net in the consolidated financial statements. The unrealized losses for 2007 include an out-of-period adjustment of $981 (Note 2).
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
The majority of our directly owned real estate properties and related loans are located in the United States. Our directly owned real estate properties in France are leased to one tenant, Carrefour SAS, and accounted for 12% of current annualized lease revenue as of June 30, 2008. No other tenant accounted for more than 10% of current annualized lease revenue.
As of June 30, 2008, our directly owned real estate properties contain significant concentrations (10% or more of current annualized lease revenues) in the following asset types: industrial (32%), warehouse/distribution (30%) and office (21%); and in the following tenant industries: retail (25%), electronics (15%) and automotive (10%).
Credit and real estate financing markets have experienced significant deterioration recently, which could affect companies in any industry in the future. Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $4,062 and $4,215 for the three months ended June 30, 2008 and 2007, respectively and $8,038 and $8,382 for the six months ended June 30, 2008 and 2007, respectively, and have an aggregate carrying value of $107,606 and $108,748 as of June 30, 2008 and December 31, 2007, respectively. While none of these tenants is currently operating under bankruptcy protection, three of them emerged from bankruptcy during 2007. These three tenants affirmed their leases upon emerging from bankruptcy protection, including one tenant that repurchased two of the six properties it leased from us. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that additional tenants may file or re-file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 8. Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150,000, which we subsequently reduced to $100,000. No amounts were outstanding on the credit facility at June 30, 2008 and December 31, 2007, respectively. In May 2008, we terminated the credit facility and wrote off unamortized deferred financing costs totaling $239.
Note 9. Commitments and Contingencies
As of June 30, 2008, we were not involved in any material litigation. We note the following:
Maryland Securities Commission
The Maryland Securities Commission has sought information from Carey Financial LLC (“Carey Financial”), the advisor’s wholly-owned broker-dealer subsidiary, and CPA®:15 relating to the matters relating to them in connection with the SEC investigation referred to in Note 10. While the Maryland Securities Commission may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC settlement.
Note 10. Advisor Settlement of SEC Investigation
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with a previously disclosed investigation. In connection with the settlement, WPC made payments of $19,979, including interest, to us and another affected CPA® REIT. Our portion of these payments was approximately $10,868 and is reflected in our results of operations for the six months ended June 30, 2008. Payment of this amount was received from the advisor in April 2008.
For additional information about the SEC investigation and the settlement, see Part I, Item 3. – Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.
CPA®:14 6/30/2008 10-Q — 13

Notes to Consolidated Financial Statements
Note 11. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 included $403 in expenses that related to the years ended December 31, 2003 — 2006, which had not previously been accrued (Note 2).
We adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation we recognized an $80 increase to reserves for uncertain tax positions. This increase in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007 we had $75 of total gross unrecognized tax benefits.
At June 30, 2008, we had unrecognized tax benefits of $166 that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we had approximately $12 of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 12. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the relevant criteria have been met in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale.
In June 2008, we sold an unencumbered domestic property for a total of $6,428, net of selling costs, and recognized a net gain on the sale of $159.
In December 2007, we sold a domestic property for a total of $35,712, net of selling costs, and recognized a net gain on the sale of $7,780. In connection with the sale, we defeased the existing non-recourse mortgage loan on the property of $12,141 and incurred defeasance charges of $851.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$189	$755	$385	$1,518
Expenses	(26)	(540)	(93)	(1,087)
Gain on sale of real estate, net	159	—	159	—

Income from discontinued operations	$322	$215	$451	$431

CPA®:14 6/30/2008 10-Q — 14

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
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of June 30, 2008, our portfolio consisted of 316 fully occupied properties leased to 90 tenants and totaled approximately 30 million square feet (on a pro rata basis). We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Highlights
Financial Highlights
–	Total revenues were $42,200 for the second quarter of 2008, compared to $40,671 in the second quarter of 2007, and $84,029 for the six months ended June 30, 2008, compared to $80,238 for the same period of 2007. Lease revenues increased by 4% for both the three months and six months ended June 30, 2008 over the respective prior year periods.

–	Net income for the second quarter of 2008 was $10,224, compared to $8,758 in the second quarter of 2007, and $32,411 for the six months ended June 30, 2008, compared to $17,499 for the same period of 2007. Net income for the six months ended June 30, 2008 included $10,868 related to the advisor’s settlement of an SEC investigation (Note 10).

–	Cash flow from operating activities for the six months ended June 30, 2008 was $57,149, compared to $39,753 for the same period of 2007. Cash flow for the current year period included the receipt of $10,868 related to the advisor’s SEC settlement.

–	Our quarterly cash distribution increased to $0.1959 per share for the second quarter of 2008 or $0.78 per share on an annualized basis.
Management considers the performance metrics described above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing equity in our real estate. Results of operations are described below.
Fund Highlights
Liquidity Event — During the first quarter of 2008, the advisor began actively considering liquidity alternatives on our behalf. In its review, the advisor is taking into account current market conditions as described below. These market conditions currently make it unlikely that a liquidity event will take place during 2008. However, no decisions have been made as to when or in what form such an event might take place.
Net Asset Value Update — In July 2008, we announced that, as a result of a valuation of our portfolio performed by a third party as of April 30, 2008 at the request of our board of directors in connection with its review of various liquidity alternatives, our estimated net asset value was adjusted downward to $14.00 per share. Our net asset value had previously been estimated at $14.50 per share, based on the annual valuation of our portfolio as of December 30, 2007.
Disposition — In June 2008, we sold an unencumbered domestic property for a total of $6,428, net of selling costs, and recognized a net gain on the sale of $159.
Current Trends
Our current business plan is principally focused on managing our existing portfolio of properties.
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. Conditions in both markets have continued to deteriorate in the first half of 2008 and may deteriorate
CPA®:14 6/30/2008 10-Q — 15

further. We expect these markets to continue to be very challenging at least throughout 2008. A discussion of these current trends is presented below:
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
Corporate Defaults
We expect that corporate defaults may increase in 2008 and beyond, which will require more intensive management of our assets. We believe that the advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. In addition, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $4,062 and $8,038 for the three and six months ended June 30, 2008, respectively, and have an aggregate carrying value of $107,606 as of June 30, 2008. While none of these tenants is currently operating under bankruptcy protection, three of them emerged from bankruptcy during 2007. These three tenants affirmed their leases upon emerging from bankruptcy protection, including one tenant that repurchased two of the six properties it leased from us. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that additional tenants may file or re-file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Mortgage Financing
As a result of the deterioration in the real estate financing markets, we continue to experience difficult financing conditions in both the U.S. and European markets and expect these conditions to continue in the near term. Such conditions may affect our ability to obtain financing if we seek to refinance or obtain new financing on existing investments or make additional investments. In particular, obtaining financing for larger transactions and for certain property types is more challenging in the current marketplace. Such conditions may also affect our ability to sell assets.
CPI
Despite slow economic growth rates in recent periods, inflation rates in the U.S. and the Euro zone have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of our real estate assets. To mitigate this risk, our leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. The average rate for the U.S. dollar in relation to the Euro during both the three and six months ended June 30, 2008 was considerably weaker than during the comparable periods in 2007, and as a result, we experienced a positive impact on our results of operations for Euro-denominated investments in the current year periods as compared to the respective prior year periods. Significant deterioration in the value of the Euro could have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 17% and 14% of annualized lease revenues at June 30, 2008 and 2007, respectively.
CPA®:14 6/30/2008 10-Q — 16

Results of Operations
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2008 and 2007 is as follows:

	Six months ended June 30,
	2008	2007
Rental income	$74,018	$70,611
Interest income from direct financing leases	7,649	8,135

	$81,667	$78,746

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
Lessee	2008	2007
Carrefour France, SAS (a)	$10,058	$8,297
Petsmart, Inc. (b)	4,042	4,130
Federal Express Corporation (b)	3,471	3,433
Nortel Networks Limited	2,889	3,148
Dick’s Sporting Goods, Inc.	2,878	2,705
Atrium Companies, Inc.	2,572	2,499
Perkin Elmer, Inc. (c) (d)	2,484	1,838
Katun Corporation (c)	2,253	2,192
Tower Automotive, Inc. (e)	2,165	2,086
Caremark Rx, Inc.	2,150	2,150
Special Devices, Inc. (e)	2,080	1,942
Metaldyne Company LLC (e)	1,906	1,877
McLane Company Food Service Inc.	1,865	1,783
Amerix Corp.	1,464	1,464
Gibson Guitar Corp.	1,342	1,247
Builders FirstSource, Inc.	1,329	1,302
Gerber Scientific, Inc.	1,283	1,244
Nexpak Corporation and Nexpak B.V. (a)	1,283	1,150
Waddington North America, Inc.	1,268	1,200
Buffets, Inc. (f)	1,246	1,165
Collins & Aikman Corporation (e)	1,223	1,835
Other (b) (c) (e)	30,416	30,059

	$81,667	$78,746

(a)	Increase was due to fluctuations in foreign currency exchange rates and CPI-based (or equivalent) rent increases.

(b)	Includes lease revenues applicable to minority interests totaling $3,182 and $3,157 for the six months ended June 30, 2008 and 2007, respectively.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	We acquired an additional property leased to this tenant in December 2007.

(e)	Tenant operates in the automotive industry. Tower Automotive and Collins & Aikman both emerged from Chapter 11 bankruptcy protection in 2007. Amounts for Collins & Aikman for the six months ended June 30, 2007 include lease revenues totaling $644 from two properties that we sold in December 2007. “Other” includes lease revenues from Meridian Automotive Systems, Inc. totaling $664 and $642 for the six months ended June 30, 2008 and 2007, respectively.

(f)	This tenant filed for Chapter 11 bankruptcy protection in January 2008.
CPA®:14 6/30/2008 10-Q — 17

We recognize income from equity investments in real estate, of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest	Six months ended June 30,
Lessee	at June 30, 2008	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$19,275	$8,044
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	12%	14,193	14,193
True Value Company	50%	7,421	7,102
Advanced Micro Devices, Inc.	67%	5,588	5,226
LifeTime Fitness, Inc.	56%	4,644	4,677
CheckFree Holdings, Inc.	50%	2,415	2,353
Compucom Systems, Inc.	67%	2,392	2,274
Best Buy Co., Inc.	37%	2,157	2,250
Sicor, Inc.	50%	1,671	1,671
The Upper Deck Company	50%	1,597	1,597
Dick’s Sporting Goods, Inc.	45%	1,561	1,450
Del Monte Corporation	50%	1,478	1,478
ShopRite Supermarkets, Inc.	45%	1,226	1,217
Town Sports International Holdings, Inc.	56%	543	543

		$66,161	$54,075

(a)	We acquired our interest in this investment in April 2007. In addition to lease revenues, the venture also earned interest income of $14,528 and $6,131 on a note receivable for the six months ended June 30, 2008 and 2007, respectively. Amounts are subject to fluctuations in foreign currency exchange rates.
Lease Revenues
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides, or other periodic increases, which are designed to increase lease revenues in the future.
For the three months ended June 30, 2008 as compared to the same period in 2007, lease revenues (rental income and interest income from direct financing leases) increased by $1,798. Rent increases at several properties and rental income from an investment entered into in December 2007 contributed $1,215 to lease revenues, while fluctuations in foreign currency exchange rates contributed $900. These increases were partially offset by reductions in lease revenue totaling $625 resulting from several transactions in the fourth quarter of 2007, including the sale of two properties and lease terminations at two properties.
For the six months ended June 30, 2008 as compared to the same period in 2007, lease revenues increased by $2,921. Lease revenues increased by $2,536 due to rent increases at several properties and lease revenues from the December 2007 investment and by $1,675 due to fluctuations in foreign currency exchange rates. These increases were partially offset by reductions totaling $1,250 as a result of the property sales and lease terminations in the fourth quarter of 2007.
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
For the three months ended June 30, 2008 as compared to the same period in 2007, other operating income decreased by $269, primarily due to a decrease in reimbursable tenant costs. For the six months ended June 30, 2008 as compared to the same period in 2007, other operating income increased by $870, primarily due to an increase in reimbursable real estate taxes paid on behalf of a tenant.
CPA®:14 6/30/2008 10-Q — 18

General and Administrative
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, general and administrative expense increased by $1,064 and $1,055, respectively, primarily due to costs incurred in connection with exploring potential liquidity alternatives.
Advisor Settlement
During the six months ended June 30, 2008, we recognized income of $10,868 in connection with the advisor’s settlement with the SEC with respect to all matters relating to the SEC investigation (Note 10). We received payment of this amount from the advisor in April 2008.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended June 30, 2008 as compared to the same period in 2007, income from equity investments in real estate increased by $482, primarily due to a reduction in depreciation and amortization of assets in certain of our equity method investment holdings of $715 and income of $218 due to the full period impact of an investment that we acquired in April 2007. These increases were partially offset by a reduction in income of $507 due to the sale of certain investments in the fourth quarter of 2007. As described in Note 2, during the third quarter of 2007, we determined that a longer schedule of depreciation and amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments.
For the six months ended June 30, 2008 as compared to the same period in 2007, income from equity investments in real estate increased by $1,158 for the same reasons as described above. Income from equity investments benefited by $1,430 and $728 from the reduction in depreciation and amortization and the investment we acquired in April 2007, respectively. These increases were partially offset by a reduction in income of $1,085 due to the sale of certain investments during the fourth quarter of 2007.
Other Interest Income
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, other interest income increased by $489 and $1,171, respectively, primarily due to an increase in our cash balances during 2007 as a result of obtaining new or refinanced non-recourse mortgage financing and the sale of several properties.
Gain (Loss) on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign investments in the European Union and as such are subject to the effects of exchange rate movements of the Euro and the British pound sterling. We are a net receiver of these foreign currencies and therefore benefit from a weaker U.S. dollar relative to the foreign currency. We recognize realized and unrealized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries, respectively. In addition, from time to time, we may obtain equity enhancements in connection with transactions that may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. These stock warrants are readily convertible to cash or provide for net settlement upon conversion, and as such, we recognize unrealized gains or losses on these common stock warrants and, if the warrants become exercisable and the value of the stock exceeds the exercise price of the warrant, we may exercise the warrants to obtain additional returns for our investors. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the six months ended June 30, 2008 as compared to the same period in 2007, gains on foreign currency transactions, derivative instruments and other, net increased by $1,588. Realized gains on foreign currency transactions increased by $890 during the current period as a result of the continued weakening of the U.S. dollar. In addition, net losses on common stock warrants decreased by $717, due in part to the recognition of an out-of-period adjustment of $981 on certain stock warrants during first quarter of 2007 as described in Note 2.
Interest Expense
For the three months ended June 30, 2008 as compared to the same period in 2007, interest expense decreased by $111. The decrease was primarily due to reductions in interest expense as a result of making scheduled principal payments and terminating a credit facility, which contributed $739 of the decrease, as well as prepayment penalties totaling $361 incurred in 2007 in connection with refinancing a mortgage. These decreases were partially offset by interest expense of $895 incurred on new or refinanced mortgages entered into during 2007 and the impact of fluctuations in foreign currency exchange rates.
CPA®:14 6/30/2008 10-Q — 19

For the six months ended June 30, 2008 as compared to the same period in 2007, interest expense increased by $730, primarily due to interest expense incurred on new or refinanced mortgages entered into during 2007 and the impact of fluctuations in foreign currency exchange rates, which increased by $1,850 and $641, respectively. These increases were partially offset by reductions in interest expense as a result of making scheduled principal payments and terminating a credit facility.
Provision for Income Taxes
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, our provision for income taxes increased by $358 and $580, respectively, primarily due to changes in certain state tax laws under which entities that were previously treated as pass-through entities are now subject to taxation, as well as increases in income taxes on our foreign investments.
Net Income
For the three months ended June 30, 2008 as compared to the same period in 2007, net income increased by $1,466. Net income increased primarily due to rent increases at existing properties, results of operations from recent investment activity, fluctuations in foreign currency exchange rates and interest earned on the proceeds of recent mortgage financings. These increases were partially offset by an increase in general and administrative expense of $1,064, largely as a result of costs incurred in connection with exploring potential liquidity alternatives.
For the six months ended June 30, 2008 as compared to the same period in 2007, net income increased by $14,912, primarily due to the recognition of income totaling $10,868 related to the advisor’s settlement of the SEC investigation (Note 10). Net income also increased as a result of the factors described above.
Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate from period to period due to a number of factors, which include the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. Cash and cash equivalents totaled $135,444 as of June 30, 2008, an increase of $12,941 from the December 31, 2007 balance. Our sources and uses of cash during the period are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. For the six months ended June 30, 2008, we used cash flows from operating activities of $57,149 to fund distributions to shareholders of $34,301, make scheduled mortgage principal payments of $8,798 and pay distributions to minority partners of $1,560. Cash flows from operating activities for the current period included the receipt of $10,868 from the advisor in connection with its settlement with the SEC (Note 10). These settlement proceeds were received in April and were used to fund a portion of the distribution that was paid to unaffiliated shareholders in April 2008. For 2008, the advisor elected to receive performance fees in restricted common stock, and as a result, we paid performance fees of $6,158 through the issuance of common stock rather than in cash.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. During the six months ended June 30, 2008, we received proceeds of $6,428 from the sale of a domestic property and received distributions from our equity investments in real estate in excess of cumulative income of $2,400. We also received proceeds of $708 from the sale of securities obtained through the exercise of warrants granted to us by a tenant. In January 2008, we paid our annual installment of deferred acquisition fees of $3,846 to the advisor. Distributions from equity investments in real estate in excess of cumulative income of $37,896 during the six months ended June 30, 2007 included our share of mortgage proceeds obtained by three joint ventures.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we made balloon payments totaling $5,339 on two mortgages which matured in February and April 2008. We refinanced one of these mortgages for $1,900 and obtained $1,315 in non-recourse mortgage proceeds in connection with the modification of another existing mortgage. We also received $4,550 as a result of issuing shares through our dividend reinvestment and share purchase plan and used $8,070 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. As described in Cash Resources below, we terminated our credit facility in May 2008.
CPA®:14 6/30/2008 10-Q — 20

Summary of Financing
The table below summarizes our long-term debt as of June 30, 2008 and 2007, respectively.

	June 30,
	2008	2007
Balance:
Fixed rate	$719,690	$690,152
Variable rate (a)	129,193	116,159

Total	$848,883	$806,311

Percent of total debt:
Fixed rate	85%	86%
Variable rate (a)	15%	14%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	7.3%	7.5%
Variable rate (a)	6.2%	6.4%

(a)	Variable rate debt at June 30, 2008 includes (i) $12,441 that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $109,867 in mortgage obligations that currently bear interest at fixed rates but which convert to variable rates during their term. There are no interest rate resets scheduled the next twelve months.
Cash Resources
As of June 30, 2008, our cash resources consisted of cash and cash equivalents totaling $135,444. Of this amount, $14,779, at current exchange rates, was held in foreign bank accounts, and we could be subject to significant costs should we decide to repatriate these amounts. We also have the potential to borrow against a portion of the value of our currently unleveraged properties, which have an aggregate carrying value of $36,355 as of June 30, 2008. Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.
Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150,000 that we subsequently reduced to $100,000. We terminated the credit facility in May 2008.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including scheduled rent increases on several properties during 2008, which should result in additional cash flow from operations, and the advisor’s election for 2008 to continue to receive performance fees in restricted shares. We also expect to benefit from the continued impact of investments entered into in 2007. These expected increases to cash flows from operating activities may be partially offset by an increase in interest expense resulting from new or refinanced non-recourse mortgage financing in 2007 and the sale of properties during 2007.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments and paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Balloon payments totaling $12,328 will be due during the next twelve months, including one payment of $8,822 that we made in July 2008. Two unconsolidated joint ventures in which we hold 67% interests have balloon payments totaling $78,357 due in the next twelve months, of which our share is $52,240. We are currently seeking to refinance certain of these loans and have existing cash resources that can be used to make these payments. We may also seek to use our cash resources to make new investments if attractive opportunities arise and expect to maintain cash balances sufficient to meet working capital needs.
CPA®:14 6/30/2008 10-Q — 21

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of June 30, 2008 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$848,883	$30,959	$257,662	$327,851	$232,411
Deferred acquisition fees — Principal	10,469	3,639	4,391	1,298	1,141
Interest on non-recourse debt and deferred acquisition fees (a)	263,262	60,585	101,028	43,780	57,869
Subordinated disposition fees (b)	5,050	5,050	—	—	—
Operating and other lease commitments (c)	5,159	587	1,199	1,268	2,105

	$1,132,823	$100,820	$364,280	$374,197	$293,526

(a)	Interest on variable rate debt obligations was calculated using the applicable variable interest rates and balances outstanding as of June 30, 2008.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. In the first quarter of 2008, we asked the advisor to begin reviewing possible liquidity alternatives for us. However, there can be no assurances any liquidity event for us will occur in the near future.

(c)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $39,167 over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2008. As of June 30, 2008, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at June 30, 2008 is presented below:

			Total Third
Lessee	Ownership Interest	Total Assets	Party Debt		Maturity Date
Advanced Micro Devices, Inc.	67%	$89,232	$60,435		1/2009
Compucom Systems, Inc.	67%	31,427	19,038		4/2009
ShopRite Supermarkets, Inc.	45%	16,112	9,903		7/2010
The Upper Deck Company	50%	26,529	11,195		2/2011
Del Monte Corporation	50%	15,374	10,794		8/2011
Best Buy Co., Inc.	37%	41,549	25,557		2/2012
True Value Company	50%	134,015	71,055		1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	310,446	170,032		5/2014
Checkfree Holdings, Inc.	50%	34,857	30,000		6/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	126,970	85,749		12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	987,622	448,115	(b)	4/2017
Sicor, Inc.	50%	16,996	35,350		7/2017
Dick’s Sporting Goods, Inc.	45%	28,704	22,634		1/2022

		$1,859,833	$999,857

(a)	We acquired this investment in 2007. Ownership interest represents our combined interest in two ventures. Amounts shown are based on the exchange rate of the Euro as of June 30, 2008.

(b)	Excludes minority interests redeemable by an unaffiliated third party of $371,906 at June 30, 2008.
CPA®:14 6/30/2008 10-Q — 22

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
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. In addition, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties that effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. At June 30, 2008, we have one interest rate swap with a fair value of $177.
In connection with a German transaction in 2007 (Note 5), two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized gain (not our proportionate share) of $1,220 during the six months ended June 30, 2008. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172,335 of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests of $24,129 in which we own a 55% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of June 30, 2008, there have been no defaults. We account for the CCMT as a marketable security which we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2008, our total interest in CCMT had a fair value of $12,722, a reduction of $1,177 from the fair value as of December 31, 2007. The decrease is primarily due to the deterioration in the credit markets subsequent to December 31, 2007.
At June 30, 2008, significantly all of our long-term debt either bore interest at fixed rates or was at a fixed rate but had interest rate reset features that will change the interest rates to variable rates at some point in the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at June 30, 2008 ranged from 5.2% to 9.4%. The annual interest rates on our variable rate debt at June 30, 2008 ranged from 5.2% to 6.5%. Our debt obligations are more
CPA®:14 6/30/2008 10-Q — 23

fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2008.

	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate debt	$18,706	$62,504	$76,681	$271,525	$155,800	$134,474	$719,690
Variable rate debt	$2,715	$5,529	$5,872	$6,136	$6,165	$102,776	$129,193
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $20,338. Annual interest expense on our unhedged variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $69 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of the Euro and the British pound sterling, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. For these currencies we are currently a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net realized foreign currency translation gains of $158 and $23 for the three months ended June 30, 2008 and 2007, respectively, and $1,523 and $633 for the six months ended June 30, 2008 and 2007, respectively. We recognized net unrealized foreign currency translation (losses) gains of $(6) and $27 for the three months ended June 30, 2008 and 2007, respectively, and $0 and $70 for the six months ended June 30, 2008 and 2007, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the six months ended June 30, 2008, Carrefour France SAS, which leases properties in France, contributed 12% of lease revenues. The leverage on the non-recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger, which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of June 30, 2008, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $1,601.
Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosures.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of June 30, 2008. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2008 at a reasonable level of assurance.
CPA®:14 6/30/2008 10-Q — 24

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2008, we issued 213,468 shares of our common stock to the advisor as consideration for performance fees. Shares were issued at per share amounts of $14.50. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	340,587	$13.55	N/A	N/A

Total	340,587

(a)	All shares were purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the dividend reinvestment and share purchase plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 4. — Submission of Matters to a Vote of Security Holders
An annual shareholders’ meeting was held on June 12, 2008, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected to serve until the next annual meeting of shareholders:

Name of Director	Shares Voting For	Shares Withheld
Wm. Polk Carey	45,224,093	842,559
Gordon F. DuGan	45,216,882	849,770
Marshall E. Blume	45,223,945	842,707
James D. Price	45,228,840	837,812
In July 2008, Gordon F. DuGan resigned from our board of directors in order to maintain a majority of independent directors on the board, as provided in our bylaws.
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
CPA®:14 6/30/2008 10-Q — 25

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated

Date 8/14/2008	By:	/s/ Mark J. DeCesaris

Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

Date 8/14/2008	By:	/s/ Thomas J. Ridings

Thomas J. Ridings
Executive Director and Chief Accounting Officer
(Principal Accounting Officer)
CPA®:14 6/30/2008 10-Q — 26