Form 10-Q
period 2008-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2008-11-14
CIK 1041326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant has 88,311,824 shares of common stock, $.001 par value outstanding at November 10, 2008.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the SEC, including but not limited to those described in Item 1A — Risk Factors in our Form 10-K for the year ended December 31, 2007. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:14 9/30/2008 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$1,106,737	$1,139,131
Net investment in direct financing leases	127,159	128,058
Equity investments in real estate	157,773	166,125
Cash and cash equivalents	137,334	122,503
Intangible assets, net	74,521	79,353
Other assets, net	75,110	79,978

Total assets	$1,678,634	$1,715,148

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$826,506	$847,587
Accounts payable, accrued expenses and other liabilities	16,340	15,515
Prepaid and deferred rental income and security deposits	28,905	27,898
Due to affiliates	20,582	26,039
Distributions payable	17,311	17,116

Total liabilities	909,644	934,155

Minority interest in consolidated entities	16,689	18,033

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 93,269,189 and 92,112,004 shares issued and outstanding, respectively	93	92
Additional paid-in capital	910,787	894,773
Distributions in excess of accumulated earnings	(112,918)	(103,207)
Accumulated other comprehensive income	12,264	18,074

	810,226	809,732
Less, treasury stock at cost, 5,125,229 and 4,293,933 shares, respectively	(57,925)	(46,772)

Total shareholders’ equity	752,301	762,960

Total liabilities and shareholders’ equity	$1,678,634	$1,715,148

Note:	The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 9/30/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
Rental income	$36,711	$35,906	$110,729	$106,517
Interest income from direct financing leases	3,849	4,070	11,498	12,205
Other operating income	95	2,150	2,457	3,642

	40,655	42,126	124,684	122,364

Operating Expenses
Depreciation and amortization	(8,190)	(8,024)	(25,003)	(24,175)
Property expenses	(6,759)	(9,353)	(22,952)	(24,653)
General and administrative	(1,418)	(1,972)	(6,573)	(6,072)
Impairment charge	(1,029)	—	(1,029)	(345)

	(17,396)	(19,349)	(55,557)	(55,245)

Other Income and Expenses
Advisor settlement (Note 10)	—	—	10,868	—
Income from equity investments in real estate	1,541	6,447	7,668	11,416
Other interest income	1,100	1,369	3,489	2,587
Minority interest in income	(576)	(403)	(1,393)	(1,111)
Gain on foreign currency transactions, derivative instruments and other, net	631	1,065	1,803	649
Interest expense	(15,763)	(15,664)	(47,892)	(47,063)

	(13,067)	(7,186)	(25,457)	(33,522)

Income from continuing operations before income taxes	10,192	15,591	43,670	33,597
Provision for income taxes	(579)	(274)	(2,097)	(1,212)

Income from continuing operations	9,613	15,317	41,573	32,385

Discontinued Operations
Income from operations of discontinued properties	—	193	292	624
Gain on sale of real estate, net	—	—	159	—

Income from discontinued operations	—	193	451	624

Net Income	$9,613	$15,510	$42,024	$33,009

Earnings Per Share
Income from continuing operations	$0.11	$0.18	$0.47	0.37
Income from discontinued operations	—	$—	0.01	0.01

Net income	$0.11	$0.18	$0.48	$0.38

Weighted Average Shares Outstanding	88,211,026	87,935,448	88,141,817	87,847,470

Distributions Declared Per Share	$0.1964	$0.1944	$0.5877	$0.5817

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 9/30/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Income	$9,613	$15,510	$42,024	$33,009
Other Comprehensive Income
Foreign currency translation adjustment	(7,780)	1,569	(4,030)	4,073
Change in unrealized (loss) gain on marketable securities	(508)	82	(1,583)	429
Change in unrealized loss on derivative instruments	(374)	—	(197)	—

	(8,662)	1,651	(5,810)	4,502

Comprehensive Income	$951	$17,161	$36,214	$37,511

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 9/30/2008 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2008	2007
Cash Flows — Operating Activities
Net income	$42,024	$33,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	28,695	29,285
Straight-line rent adjustments	(1,626)	(1,754)
Income from equity investments in real estate in excess of distributions received	2,584	(3,821)
Minority interest in income	1,393	1,111
Issuance of shares to affiliate in satisfaction of fees due	9,175	8,294
Impairment charge on real estate	1,029	345
Increase (decrease) in prepaid and deferred rental income and security deposits	1,302	(2,734)
Realized gain on foreign currency transactions, net	(1,618)	(741)
Unrealized loss (gain) on foreign currency transactions, net	3	(413)
(Gain) loss from sale of real estate	(698)	56
Realized gain on sale of securities	(708)	(1,648)
Reversal of unrealized gain on warrants and derivatives	708	2,207
Unrealized loss (gain) on warrants, derivatives and other, net	351	(110)
Change in other operating assets and liabilities, net	1,687	(3,219)

Net cash provided by operating activities	84,301	59,867

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	4,884	38,044
Purchases of equity investments in real estate and other capital expenditures	—	(18,764)
Proceeds from sale of real estate	6,503	1,850
Exercise of common stock warrants	—	(999)
Proceeds from sale of securities	708	3,160
Payment of deferred acquisition fees to an affiliate	(3,846)	(4,369)

Net cash provided by investing activities	8,249	18,922

Cash Flows — Financing Activities
Distributions paid	(51,540)	(51,263)
Distributions paid to minority interest partners	(2,737)	(2,022)
Proceeds from mortgages and credit facility	9,740	122,600
Prepayment of mortgage principal and credit facility	(14,212)	(90,644)
Scheduled payments of mortgage principal	(13,035)	(12,479)
Deferred financing costs and mortgage deposits	(1,130)	(528)
Proceeds from stock issuance, net of costs	6,840	6,811
Purchase of treasury stock	(11,153)	(13,310)

Net cash used in financing activities	(77,227)	(40,835)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(492)	541

Net increase in cash and cash equivalents	14,831	38,495
Cash and cash equivalents, beginning of period	122,503	18,991

Cash and cash equivalents, end of period	$137,334	$57,486

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 9/30/2008 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
Corporate Property Associates 14 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of lease terminations, lease expirations, contractual rent increases, the timing of new lease transactions, tenant defaults and sales of properties. As of September 30, 2008, our portfolio consisted of 316 fully occupied properties leased to 90 tenants and totaled approximately 30 million square feet (on a pro rata basis). We are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting. We hold ownership interests in certain limited liability companies and limited partnerships that exceed 50% and through which we exercise significant influence. Because our venture partners, which are affiliates, are the managing members or general partners in the limited liability companies or limited partnerships and no unaffiliated parties have substantive kick-out or participation rights, the venture partners are required to consolidate the investments under the provisions of EITF 04-05 and, therefore, we account for these investments under the equity method of accounting.
Information about International Geographic Areas
We own investments in the European Union. Revenues from such investments totaled $7.1 million and $8.1 million for the three months ended September 30, 2008 and 2007, respectively, and totaled $22.8 million and $20.6 million for the nine months ended September 30, 2008 and 2007, respectively. Of such investments, long-lived assets, which consist of real estate, net, equity
CPA®:14 9/30/2008 10-Q — 6

Notes to Consolidated Financial Statements
investments in real estate and net investment in direct financing leases, totaled $231.4 million and $243.3 million as of September 30, 2008 and December 31, 2007, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been retrospectively adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (Note 12).
Out-of-Period Adjustments
During the first quarter of 2007, we identified errors in the consolidated financial statements for the years ended December 31, 2003 — 2006. These errors related to accounting for foreign income taxes (aggregating $0.4 million over the period from 2003-2006) and valuation of stock warrants (aggregating $1 million in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), because of net cash settlement features. In addition, during the third quarter of 2007, we determined that a longer schedule of depreciation and amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. This effectively understated our income from equity investments in real estate by $0.2 million, $0.7 million and $0.7 million for the three months ended December 31, 2006, March 31, 2007 and June 30, 2007, respectively.
We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment was not material to the three months ended March 31, 2007 or September 30, 2007, nor was it material to the year ended December 31, 2007. As such, the cumulative effect was recorded in the consolidated statements of income as out-of-period adjustments in the periods the issues were identified. The effect of these adjustments was to increase (decrease) income from continuing operations before income taxes by $1.7 million and ($0.8 million), increase the provision for income taxes by $0 and $0.4 million and increase (decrease) net income by $1.7 million and ($1.2 million) for the three and nine months ended September 30, 2007, respectively.
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we are currently evaluating the potential impact, that the remaining application of SFAS 157 will have on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$14,846	$229	$—	$14,617
Derivative assets	1,601	—	—	1,601

	$16,447	$229	$—	$16,218

Liabilities:
Derivative liabilities	$197	$—	$197	$—

CPA®:14 9/30/2008 10-Q — 7

Notes to Consolidated Financial Statements
Financial assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated joint ventures.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended September 30, 2008			Nine months ended September 30, 2008
Beginning balance	$15,134	$1,601	$16,735	$16,408	$2,564	$18,972
Total gains or losses (realized and unrealized):
Included in earnings	—	—	—	(96)	(255)	(351)
Included in other comprehensive income	(398)	—	(398)	(1,453)	—	(1,453)
Amortization and accretion	(119)	—	(119)	(242)	—	(242)
Purchases, issuances, and settlements	—	—	—	—	(708)	(708)

Ending balance	$14,617	$1,601	$16,218	$14,617	$1,601	$16,218

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$(96)	$(963)	$(1,059)

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
CPA®:14 9/30/2008 10-Q — 8

Notes to Consolidated Financial Statements
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
FSP 142-3
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP 142-3 will have on our financial position and results of operations.
EITF 03-6-1
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The guidance for determining earnings per share under FSP EITF 03-6-1 must be applied retrospectively to all prior periods presented after the effective date. FSP EITF 03-6-1 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP EITF 03-6-1 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share as approved by our board of directors. For 2008 and 2007, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3 million and $3.1 million for the three months ended September 30, 2008 and 2007, respectively, and $9.1 million and $9 million for the nine months ended September 30, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of September 30, 2008, the advisor owned 6,437,944 shares (7.3%) of our common stock.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. A portion of the fees is deferred and is payable in equal annual installments each January over no less than eight years beginning in January of the year following that in which a property was purchased, and bears interest at an annual rate of 6%. In connection with our merger with Corporate Property Associates 12 Incorporated (“CPA®:12”) on December 1, 2006 (the “merger”), we assumed deferred fees incurred by CPA®:12 totaling $2.7 million that bear interest at an annual rate of 7% and have scheduled installment payments through 2013. Unpaid deferred installments totaled $10.5 million and $14.3 million as of September 30, 2008 and December 31, 2007, respectively, and are included in Due to affiliates in the consolidated financial statements. Annual installments of $3.8 million and $4.4 million in deferred fees were paid in cash to the advisor in January 2008 and 2007, respectively. During the nine months ended September 30, 2008, we paid mortgage refinancing fees to the advisor of $0.7 million in connection with the refinancing of mortgages. No such mortgage refinancing fees were paid during the three months ended September 30, 2008 or the three and nine months ended September 30, 2007.
CPA®:14 9/30/2008 10-Q — 9

Notes to Consolidated Financial Statements
Fees are also payable to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the merger. Such fees, which are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event, totaled $5.1 million at both September 30, 2008 and December 31, 2007.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $0.6 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively, and $2 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively, which are included in General and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 12% to 90%, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of that agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended September 30, 2008 and 2007 and $0.5 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively. Based on current gross revenues, our current share of future minimum lease payments is $0.6 million annually through 2016.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Land	$235,747	$236,546
Buildings	1,054,194	1,064,959
Less: Accumulated depreciation	(183,204)	(162,374)

	$1,106,737	$1,139,131

We have recorded net lease intangibles of $80.7 million, which are being amortized over periods ranging from 9 to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $1.6 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively, and $4.7 million and $4.6 million for the nine months ended September 30, 2008 and 2007, respectively.
During the third quarter of 2008, we incurred an impairment charge of $1 million on a domestic property to reduce the property’s carrying value to its estimated fair value.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence, (ii) as tenants-in-common subject to joint control and (iii) in limited liability companies and limited partnerships in which our ownership interests exceed 50% and we exercise significant influence. We hold 56% and 67% interests in certain investments in real estate that we account for under the equity method of accounting pursuant to the provisions of EITF 04-05, as described in Note 2. All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
CPA®:14 9/30/2008 10-Q — 10

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below (dollars in thousands):

	Ownership Interest at	Carrying Value
Lessee	September 30, 2008	September 30, 2008	December 31, 2007
True Value Company	50%	$32,021	$32,164
Best Buy Co., Inc.	37%	21,552	22,559
Hellweg Die Profi-Baumarkte GmbH & Co. KG(a)	32%	20,392	23,852
Advanced Micro Devices, Inc.	67%	17,814	18,533
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	13,088	13,028
The Upper Deck Company	50%	12,917	13,430
Compucom Systems, Inc.	67%	11,142	11,788
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	11,134	11,615
Del Monte Corporation	50%	8,762	8,832
ShopRite Supermarkets, Inc.	45%	6,827	6,824
Checkfree Holdings, Inc.	50%	1,726	2,053
Sicor, Inc. (b)	50%	882	2,005
Dick’s Sporting Goods, Inc. (c)	45%	(484)	(558)

		$157,773	$166,125

(a)	In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”) that made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 32%. The total cost of the interests in these ventures, which are owned with affiliates, is $446.4 million. In connection with these transactions, the ventures obtained combined non-recourse financing of $378.6 million, having a fixed annual interest rate of 5.5% and a term of 10 years. All dollar amounts are based upon the exchange rate of the Euro at the date of acquisition.

In connection with the acquisition, the property venture agreed to an option agreement that gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price equal to the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase.

(b)	Decrease is primarily due to amortization of differences between the fair value of the investment at the date of acquisition of the venture and the carrying value of its net assets at that date.

(c)	In January 2007, this venture obtained non-recourse mortgage financing of $23 million and distributed the proceeds to the venture partners. Although we are not obligated to do so, based on the fair value of the property we expect to fund any deficits this venture may incur.
Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below (in thousands):

	September 30, 2008	December 31, 2007
Assets	$1,746,468	$1,805,774
Liabilities	(1,072,393)	(1,113,672)

Partners’ and members’ equity	$674,075	$692,102

CPA®:14 9/30/2008 10-Q — 11

Notes to Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$36,660	$45,556	$119,112	$107,128
Expenses	(23,870)	(17,008)	(70,782)	(57,904)

Net income	$12,790	$28,548	$48,330	$49,224

Our share of income from equity investments in real estate (a)	$1,541	$6,447	$7,668	$11,416

(a)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition.
Note 6. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. As of September 30, 2008 and December 31, 2007, the fair value of our interest was $12.2 million and $13.9 million, respectively, reflecting an aggregate unrealized gain of $0.5 million and $2 million and cumulative net amortization of $1 million and $0.8 million at September 30, 2008 and December 31, 2007, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
One key variable in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the fair value of our interest at September 30, 2008 based on adverse changes in market interest rates of 1% and 2% is as follows (in thousands):

	Fair value as of	1% adverse	2% adverse
	September 30, 2008	change	change
Fair value of our interest in CCMT	$12,205	$11,848	$11,503
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
CPA®:14 9/30/2008 10-Q — 12

Notes to Consolidated Financial Statements
changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings.
In February 2008, we modified an existing non-recourse mortgage loan of $11.2 million on a domestic property and obtained additional mortgage proceeds of $1.3 million. In connection with the modification, we obtained an interest rate swap designated as a cash flow hedge to effectively convert the existing variable interest rate, which was based on the one-month LIBOR, to a fixed annual interest rate of 5.6%. The interest rate swap matures in March 2018 and has a de minimis fair value liability as of September 30, 2008.
In July 2008, we obtained non-recourse mortgage financing on a domestic property of $6.5 million. In connection with this financing, we obtained an interest rate swap designated as a cash flow hedge to effectively convert the existing variable interest rate, which was based on the one-month LIBOR, to a fixed annual interest rate of 6.4%. The interest rate swap matures in July 2018 and has a fair value liability of $0.2 million as of September 30, 2008.
Changes in the fair value of these interest rate swaps are included in Other comprehensive income in shareholders’ equity and reflected unrealized losses of $0.4 million and $0.2 million for the three and nine months ended September 30, 2008, respectively.
Embedded Credit Derivative
In connection with our April 2007 investment in a portfolio of German properties, a venture in which we have a total effective ownership interest of 32% obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The venture has the right, at its sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $2.7 million and $5.6 million as of September 30, 2008 and December 31, 2007, respectively, and generated a total unrealized loss (not our proportionate share) of $4.2 million and $3 million for the three and nine months ended September 30, 2008, respectively, and an unrealized gain of $6 million for both the three and nine months ended September 30, 2007. Changes in the fair value of the embedded credit derivatives are recognized by the venture in earnings.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements in the Euro and British pound sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities.
Stock Warrants
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. As of September 30, 2008 and December 31, 2007, warrants issued to us have an aggregate fair value of $1.6 million and $2.6 million, respectively, and are included in Other assets, net.
Included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized losses on common stock warrants of $1 million for the nine months ended September 30, 2008 and unrealized losses on common stock warrants of $1 million and $2.1 million for the three and nine months ended September 30, 2007, respectively. No such unrealized gains or losses were recognized for the three months ended September 30, 2008. The unrealized gains/losses for the three and nine months ended September 30, 2008 include the reversal of unrealized gains totaling $0.7 million recognized in prior years. We reversed these unrealized gains in connection with a tenant’s merger transaction during 2008, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received cash proceeds of $0.7 million and realized a gain of $0.7 million, which is included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements. The unrealized losses for 2007 include an out-of-period adjustment of $1.0 million (Note 2).
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in
CPA®:14 9/30/2008 10-Q — 13

Notes to Consolidated Financial Statements
economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of our directly owned real estate properties and related loans are located in the United States. Our directly owned real estate properties in France are leased to one tenant, Carrefour SAS, and accounted for 12% of current annualized lease revenue as of September 30, 2008. No other tenant accounted for more than 10% of current annualized lease revenue.
As of September 30, 2008, our directly owned real estate properties contain significant concentrations (10% or more of current annualized lease revenues) in the following asset types: industrial (32%), warehouse/distribution (29%) and office (21%); and in the following tenant industries: retail (25%), electronics (15%) and automotive (11%).
Credit and real estate financing markets have experienced significant deterioration recently, which could affect companies in any industry in the future. Companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $4.2 million and $4.3 million for the three months ended September 30, 2008 and 2007, respectively and $12.2 million and $12.7 million for the nine months ended September 30, 2008 and 2007, respectively, and have an aggregate carrying value of $106 million and $108.7 million as of September 30, 2008 and December 31, 2007, respectively. While none of these tenants is currently operating under bankruptcy protection, three of them emerged from bankruptcy during 2007. These three tenants affirmed their leases upon emerging from bankruptcy protection, including one tenant that repurchased two of the six properties it leased from us. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that additional tenants may file or re-file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 8. Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150 million, which we subsequently reduced to $100 million. In May 2008, we terminated the credit facility and wrote off unamortized deferred financing costs totaling $0.2 million. No amounts were outstanding on the credit facility at December 31, 2007 or during 2008 through the date of termination.
Note 9. Commitments and Contingencies
As of September 30, 2008, we were not involved in any material litigation. We note the following:
Maryland Securities Commission
As disclosed in our prior reports, the Maryland Securities Commission has sought information from Carey Financial LLC (“Carey Financial”), the advisor’s wholly-owned broker-dealer subsidiary, and Corporate Property Associates 15 Incorporated relating to the previously settled SEC investigation referred to in Note 10. While it is possible that Maryland or another state could commence proceedings against Carey Financial relating to the SEC investigation, WPC has announced that it does not currently expect that any such proceedings, if commenced, would have a material effect on WPC incremental to that caused by the SEC settlement described in Note 10.
Note 10. Advisor Settlement of SEC Investigation
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with a previously disclosed investigation. In connection with the settlement, WPC made payments totaling $20 million, including interest, to us and another affected CPA® REIT. Our portion of these payments was approximately $10.9 million and is reflected in our results of operations for the nine months ended September 30, 2008. Payment of this amount was received from the advisor in April 2008.
For additional information about the SEC investigation and the settlement, see Part I, Item 3. — Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.
Note 11. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT
CPA®:14 9/30/2008 10-Q — 14

Notes to Consolidated Financial Statements
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
We conduct business in the various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 included $0.4 million in expenses that related to the years ended December 31, 2003 — 2006, which had not previously been accrued (Note 2).
We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase to reserves for uncertain tax positions. This increase in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007 we had $0.1 million of total gross unrecognized tax benefits.
At September 30, 2008, we had unrecognized tax benefits of $0.1 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we had approximately $0.01 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
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
In June 2008, we sold an unencumbered domestic property for a total of $6.4 million, net of selling costs, and recognized a net gain on the sale of $0.2 million.
In December 2007, we sold a domestic property for a total of $35.7 million, net of selling costs, and recognized a net gain on the sale of $7.8 million. In connection with the sale, we defeased the existing non-recourse mortgage loan on the property of $12.1 million and incurred defeasance charges of $0.9 million.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$—	$763	$385	$2,281
Expenses	—	(570)	(93)	(1,657)
Gain on sale of real estate, net	—	—	159	—

Income from discontinued operations	$—	$193	$451	$624

CPA®:14 9/30/2008 10-Q — 15

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
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of lease terminations, lease expirations, contractual rent increases, the timing of new lease transactions, tenant defaults and sales of properties. As of September 30, 2008, our portfolio consisted of 316 fully occupied properties leased to 90 tenants and totaled approximately 30 million square feet (on a pro rata basis). We were formed in 1997 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Highlights
Financial Highlights
–	Total revenues were $40.7 million for the third quarter of 2008, compared to $42.1 million in the third quarter of 2007, and $124.7 million for the nine months ended September 30, 2008, compared to $122.4 million for the same period of 2007. Rent increases and the favorable impact of fluctuations in foreign currency exchange rates represented the majority of the increase in lease revenues for the nine months ended September 30, 2008.

–	Net income was $9.6 million for the third quarter of 2008, compared to $15.5 million in the third quarter of 2007, and $42 million for the nine months ended September 30, 2008, compared to $33 million for the same period of 2007. Net income for the nine months ended September 30, 2008 included $10.9 million related to the advisor’s settlement of an SEC investigation (Note 10).

–	Cash flow from operating activities for the nine months ended September 30, 2008 was $84.3 million, compared to $59.9 million for the same period of 2007. Cash flow for the current year period included the receipt of $10.9 million related to the advisor’s SEC settlement.

–	Our quarterly cash distribution increased to $0.1964 per share for the third quarter of 2008, or $0.79 per share on an annualized basis.
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
Fund Highlights
Financing Activity — In July 2008, we obtained variable interest rate mortgage financing on a domestic property of $6.5 million with a term of 10 years. In connection with this financing, we obtained an interest rate swap to effectively convert the existing variable interest rate to a fixed annual interest rate of 6.4% for the term of the loan. In addition, we paid off an $8.8 million mortgage that matured in July 2008.
Portfolio Activity — During the third quarter of 2008, we incurred an impairment charge of $1 million on a domestic property to reduce the property’s carrying value to its estimated fair value.
Current Trends
Our current business plan is principally focused on managing our existing portfolio of properties. During the first quarter of 2008, the advisor began actively considering liquidity alternatives on our behalf and discussed with our Board of Directors a number of alternatives, including a possible merger with another CPA® REIT, selling our assets, either on a portfolio basis or individually, or listing our shares on a stock exchange. However, in light of evolving market conditions, as further described below, the advisor recommended, and our Board agreed, that further consideration of liquidity alternatives be postponed until market conditions become
CPA®:14 9/30/2008 10-Q — 16

more stable. These market conditions currently make it unlikely that a liquidity event will take place in the near term. However, our Board has not made any decisions as to when or in what form such an event might take place.
The deterioration in the credit and real estate financing markets that occurred in the second half of 2007 continued and substantially worsened in the first nine months of 2008. In addition, deteriorating economic conditions have resulted in heightened turmoil in the financial markets. In recent months, many markets have experienced nearly unprecedented volatility. We expect these markets, both domestic and international, to remain subject to continued volatility for the near term and cannot predict when these markets will recover, which necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view of current trends is presented below:
Credit Conditions/Commercial Real Estate
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. In addition, credit spreads have been narrow compared to historical averages. As a result, we have benefited from increases in the valuations of our real estate assets. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of real estate assets, at least in the near term. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
Corporate Defaults
We expect that corporate defaults may increase during the remainder of 2008 and beyond, which will require more intensive management of our assets. We believe that the advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. In addition, we attempt to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease.
We closely monitor tenant performance for our portfolio through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including, among others, automotive parts, home building materials and food industries. We have also seen that consumer-related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage.
We monitor closely rent delinquencies as a precursor to a potential default. We have seen a small increase in rent delinquencies in 2008. We have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect in the next year that there may be additional corporate defaults in our portfolio.
We believe that our portfolio is reasonably well diversified and does not contain any unusual concentrations of credit risk. We do not have any significant concentration of tenants in the financial services industry.
Companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $4.2 million and $12.2 million for the three and nine months ended September 30, 2008, respectively, and had an aggregate carrying value of $106 million as of September 30, 2008. While none of these tenants is currently operating under bankruptcy protection, three of them emerged from bankruptcy during 2007. These three tenants affirmed their leases upon emerging from bankruptcy protection, including one tenant that repurchased two of the six properties it leased from us. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that additional tenants may file or re-file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Financing Conditions
The real estate financing markets have continued to deteriorate during 2008, resulting in increasingly difficult financing conditions both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. Such conditions may affect our ability to obtain financing if we seek to refinance or obtain new financing on existing investments or make additional investments. At present, financing for larger transactions and for certain property types is not available. Such conditions may also affect our ability to sell assets.
CPA®:14 9/30/2008 10-Q — 17

All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have invested in that property.
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
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the strengthening of the U.S. dollar during the final weeks of the third quarter of 2008, the average rate for the U.S. dollar in relation to the Euro for the three and nine months ended September 30, 2008 was considerably weaker than the comparable prior year periods, resulting in a positive impact on our results of operations for Euro-denominated investments. Significant deterioration in the value of the Euro could have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 16% and 14% of our annualized lease revenues at September 30, 2008 and 2007, respectively.
Results of Operations
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Rental income	$110,729	$106,517
Interest income from direct financing leases	11,498	12,205

	$122,227	$118,722

CPA®:14 9/30/2008 10-Q — 18

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Nine months ended September 30,
Lessee	2008	2007
Carrefour France, SAS(a)	$15,100	$12,719
Petsmart, Inc. (b)	6,118	6,206
Federal Express Corporation (b)	5,213	5,156
Nortel Networks Limited	4,392	4,648
Dick’s Sporting Goods, Inc.	4,236	4,057
Atrium Companies, Inc.	3,862	3,752
Perkin Elmer, Inc. (c) (d)	3,713	2,795
Katun Corporation (c)	3,384	3,289
Tower Automotive, Inc.(e)	3,336	3,146
Caremark Rx, Inc.	3,225	3,225
Special Devices, Inc. (e)	3,139	2,982
Metaldyne Company LLC(e)	2,892	2,829
McLane Company Food Service Inc.	2,785	2,676
Amerix Corp.	2,196	2,196
Builders FirstSource, Inc.(b)	2,009	1,961
Gibson Guitar Corp.(b)	2,000	1,916
Gerber Scientific, Inc.	1,924	1,866
Nexpak Corporation and Nexpak B.V. (a)	1,923	1,748
Waddington North America, Inc.	1,902	1,834
Collins & Aikman Corporation (e)	1,839	2,760
Other (b) (c) (e)	47,039	46,961

	$122,227	$118,722

(a)	Increase was due to fluctuations in foreign currency exchange rates and CPI-based (or equivalent) rent increases.

(b)	Includes lease revenues applicable to minority interests totaling $5.4 million and $4.8 million for the nine months ended September 30, 2008 and 2007, respectively.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates.

(d)	We acquired an additional property leased to this tenant in December 2007.

(e)	Tenant operates in the automotive industry. Tower Automotive and Collins & Aikman both emerged from Chapter 11 bankruptcy protection in 2007. Amounts for Collins & Aikman for the nine months ended September 30, 2007 include lease revenues totaling $1 million from two properties that we sold in December 2007. “Other” includes lease revenues from Meridian Automotive Systems, Inc. totaling $1 million for each of the nine months ended September 30, 2008 and 2007.
CPA®:14 9/30/2008 10-Q — 19

We recognize income from equity investments in real estate, of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2008	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$28,845	$16,561
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	12%	21,329	21,329
True Value Company	50%	11,077	10,713
Advanced Micro Devices, Inc.	67%	8,381	7,838
LifeTime Fitness, Inc.	56%	6,954	6,840
Compucom Systems, Inc.	67%	3,647	3,411
CheckFree Holdings, Inc.	50%	3,609	3,541
Best Buy Co., Inc.	37%	3,287	3,371
Sicor, Inc.	50%	2,507	2,507
The Upper Deck Company	50%	2,395	2,395
Del Monte Corporation	50%	2,360	2,217
Dick’s Sporting Goods, Inc.	45%	2,347	2,236
ShopRite Supermarkets, Inc.	45%	1,841	1,827
Town Sports International Holdings, Inc.	56%	815	815

		$99,394	$85,601

(a)	We acquired our interest in this investment in April 2007. In addition to lease revenues, the venture also earned interest income of $21.7 million and $12.6 million on a note receivable for the nine months ended September 30, 2008 and 2007, respectively. Amounts are subject to fluctuations in foreign currency exchange rates.
Lease Revenues
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides, or other periodic increases, which are designed to increase lease revenues in the future.
For the three months ended September 30, 2008 as compared to the same period in 2007, lease revenues (rental income and interest income from direct financing leases) increased by $0.6 million. Rent increases at several properties and rental income from an investment entered into in December 2007 contributed $1 million to lease revenues, while fluctuations in foreign currency exchange rates contributed $0.7 million. These increases were partially offset by reductions in lease revenue totaling $0.9 million resulting from several transactions in the fourth quarter of 2007, including the sale of two properties and lease terminations at two properties.
For the nine months ended September 30, 2008 as compared to the same period in 2007, lease revenues increased by $3.5 million. Lease revenues increased by $2.7 million due to rent increases at several properties and lease revenues from the December 2007 investment and by $2.7 million due to fluctuations in foreign currency exchange rates. These increases were partially offset by reductions totaling $1.9 million as a result of the property sales and lease terminations in the fourth quarter of 2007.
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
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, other operating income decreased by $2.1 million and $1.2 million, respectively, as a result of a decrease in reimbursable tenant costs.
Property Expenses
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, property expenses decreased by $2.6 million and $1.7 million, respectively, primarily due to decreases in costs reimbursed by tenants.
CPA®:14 9/30/2008 10-Q — 20

General and Administrative
For the three months ended September 30, 2008 as compared to the same period in 2007, general and administrative expenses decreased by $0.6 million, primarily due to a decrease in our share of personnel expenses allocated by the advisor.
For the nine months ended September 30, 2008 as compared to the same period in 2007, general and administrative expenses increased by $0.5 million, primarily due to $1.4 million of costs incurred in connection with exploring potential liquidity alternatives, partially offset by a $0.7 million decrease in our share of expenses allocated by the advisor.
Impairment Charge
During the third quarter of 2008, we incurred an impairment charge of $1 million on a domestic property to reduce the property’s carrying value to its estimated fair value.
Advisor Settlement
During the nine months ended September 30, 2008, we recognized income of $10.9 million in connection with the advisor’s settlement with the SEC with respect to all matters relating to the SEC investigation (Note 10). We received payment of this amount from the advisor in April 2008.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended September 30, 2008 as compared to the same period in 2007, income from equity investments in real estate decreased by $4.9 million, primarily due to a $3.2 million increase in our share of an unrealized loss on derivative instruments recognized by a German venture that we acquired in April 2007 and the recognition of an out-of-period adjustment that increased income by $1.7 million during the third quarter of 2007. As described in Note 2, during the third quarter of 2007, we determined that a longer schedule of depreciation and amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. This adjustment resulted in an increase in our equity investments in real estate for the third quarter of 2007.
For the nine months ended September 30, 2008 as compared to the same period in 2007, income from equity investments in real estate decreased by $3.7 million, primarily due to a $2.5 million increase in our share of an unrealized loss on derivative instruments and a reduction in income of $1 million as a result of the sale of certain investments in the fourth quarter of 2007. These decreases were partially offset by a reduction of $0.3 million in depreciation and amortization of assets in certain of our equity method investments as a result of the application of a longer schedule of depreciation and amortization as described above.
Gain (Loss) on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign investments in the European Union and as such are subject to the effects of exchange rate movements of the Euro and the British pound sterling. We are a net receiver of these foreign currencies and therefore benefit from a weaker U.S. dollar relative to the foreign currency. We recognize realized and unrealized foreign currency translation gains and losses upon the repatriation of cash from our foreign investments and due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries, respectively. In addition, from time to time, we may obtain equity enhancements in connection with transactions that may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. These stock warrants are readily convertible to cash or provide for net settlement upon conversion, and as such, we recognize unrealized gains or losses on these common stock warrants and, if the warrants become exercisable and the value of the stock exceeds the exercise price of the warrant, we may exercise the warrants to obtain additional returns for our investors. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three months ended September 30, 2008 as compared to the same period in 2007, gain on foreign currency transactions, derivative instruments and other, net decreased by $0.4 million. Net gains on common stock warrants decreased by $0.6 million primarily due to common stock warrants exercised in 2007. In addition, net gains on foreign currency transactions decreased by $0.4 million, primarily as a result of the repayment during 2007 of accrued interest receivable on a note receivable from a wholly-owned subsidiary. These decreases were partially offset by a gain of $0.5 million in connection with a land substitution transaction.
For the nine months ended September 30, 2008 as compared to the same period in 2007, gain on foreign currency transactions, derivative instruments and other, net increased by $1.2 million. A land substitution transaction in the third quarter of 2008 contributed
CPA®:14 9/30/2008 10-Q — 21

$0.5 million of the gains. In addition, net gains on foreign currency transactions increased by $0.5 million as a result of the overall weakening of the U.S. dollar as compared to the Euro during the current period.
Interest Expense
For the three months ended September 30, 2008 as compared to the same period in 2007, interest expense increased by $0.1 million. Interest expense incurred on new or refinanced mortgages entered into during the fourth quarter of 2007 and the impact of fluctuations in foreign currency exchanges rates, which contributed $0.7 million and $0.2 million of the increase, respectively, were substantially offset by a decrease in interest expense of $0.7 million as a result of making scheduled principal payments and the payoffs of two loans.
For the nine months ended September 30, 2008 as compared to the same period in 2007, interest expense increased by $0.8 million, primarily due to interest expense incurred on new or refinanced mortgages entered into during 2007 and the impact of fluctuations in foreign currency exchange rates, which contributed $2.5 million and $0.8 million of the increase, respectively. These increases were partially offset by reductions in interest expense of $2.1 million as a result of making scheduled principal payments and the payoffs of two loans, as well as prepayment penalties of $0.4 million incurred in 2007 in connection with refinancing a mortgage.
Provision for Income Taxes
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, our provision for income taxes increased by $0.3 million and $0.9 million, respectively, primarily due to increases in income taxes on our foreign investments, as well as changes in certain state tax laws under which entities that were previously treated as pass-through entities are now subject to taxation.
Net Income
For the three and nine months ended September 30, 2008 as compared to 2007, the resulting net income decreased by $5.9  and increased by $9 million, respectively.
Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate from period to period due to a number of factors, which include the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. Cash and cash equivalents totaled $137.3 million as of September 30, 2008, an increase of $14.8 million from the December 31, 2007 balance. Our sources and uses of cash during the period are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. For the nine months ended September 30, 2008, we used cash flows from operating activities of $84.3 million to fund distributions to shareholders of $51.5 million, make scheduled mortgage principal payments of $13 million and pay distributions to minority partners of $2.7 million. Cash flows from operating activities for the current period included the receipt of $10.9 million from the advisor in connection with its settlement with the SEC (Note 10). These settlement proceeds were received in April and were used to fund a portion of the distribution that was paid to unaffiliated shareholders in April 2008. For 2008, the advisor elected to receive performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $9.2 million through the issuance of restricted stock rather than in cash.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. During the nine months ended September 30, 2008, we received proceeds of $6.5 million from the sale of a domestic property and a land substitution transaction and received distributions from our equity investments in real estate in excess of cumulative income of $4.9 million. We also received proceeds of $0.7 million from the sale of securities obtained through the exercise of warrants granted to us by a tenant. In January 2008, we paid our annual installment of deferred acquisition fees of $3.8 million to the advisor. We received distributions from equity investments in real estate in excess of cumulative income of $38 million during the nine months ended September 30, 2007, which included our share of mortgage proceeds obtained by three joint ventures.
CPA®:14 9/30/2008 10-Q — 22

Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we made balloon payments totaling $14.2 million on three mortgages that matured during 2008. We obtained $6.5 million in non-recourse mortgage financing for a domestic property, refinanced one of the existing mortgages for $1.9 million and obtained $1.3 million in non-recourse mortgage proceeds in connection with the modification of another existing mortgage. We also received $6.8 million as a result of issuing shares through our dividend reinvestment and share purchase plan and used $11.2 million to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. As described in Cash Resources below, we terminated our credit facility in May 2008.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We currently limit the number of shares we may redeem during any rolling twelve month period to a maximum of 5% of our total outstanding shares during that period. In addition, our ability to effect redemptions is subject to our having available cash to do so. We limit the cash we use for redemptions to the amount of proceeds we receive from the issuance of shares through our distribution reinvestment plan plus up to 1% of our operating cash flow from the prior fiscal year.
At the beginning of our redemption program, we redeemed shares at a price of $10.00 per share less a surrender charge. Once we began to obtain annual estimated net asset valuations of our portfolio, we redeemed shares at the most recently published estimated net asset value per share, as approved by our board of directors, less a surrender charge, which is currently fixed at 7%. We obtain estimated net asset valuations on an annual basis and sometimes on an interim basis in connection with our consideration of potential liquidity events. As of the date of this report, our most recent estimated net asset value per share was $14.00, which is as of April 30, 2008. We calculate net asset value per share based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of the mortgages encumbering our assets, estimated disposition costs (including estimates of expenses, commissions and fees payable to the advisor), and an estimate of our other assets and liabilities as of the date of calculation. Our estimate of net asset value involves significant estimates and management judgments, and there can be no assurance that shareholders would realize $14.00 per share if we were to be liquidated today.
As noted above, our ability to effect redemptions is subject to our having sufficient available cash. As of September 30, 2008, redemptions totaled approximately 1% of total shares outstanding on a rolling twelve month period.
Summary of Financing
The table below summarizes our non-recourse long-term debt as of September 30, 2008 and 2007, respectively (dollars in thousands):

	September 30,
	2008	2007
Balance:
Fixed rate	$702,045	$720,188
Variable rate (a)	124,461	120,925

Total	$826,506	$841,113

Percent of total debt:
Fixed rate	85%	86%
Variable rate (a)	15%	14%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	7.3%	7.5%
Variable rate (a)	6.2%	6.4%

(a)	Variable rate debt at September 30, 2008 included (i) $18.9 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $99.3 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term. There are no interest rate resets scheduled the next twelve months.
Cash Resources
As of September 30, 2008, our cash resources consisted of cash and cash equivalents totaling $137.3 million. Of this amount, $15.6 million, based on exchange rates as of September 30, 2008, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also have currently unleveraged properties that had an aggregate carrying value of $59.5 million as of September 30, 2008. Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-
CPA®:14 9/30/2008 10-Q — 23

recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.
Credit Facility
In November 2006, in connection with the merger, we entered into a credit facility with Wells Fargo Bank for $150 million that we subsequently reduced to $100 million. We terminated the credit facility in May 2008.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including scheduled rent increases on several properties during 2008 and 2009, which should result in additional cash flow from operations, and the advisor’s election for 2008 to continue to receive performance fees in restricted stock. The advisor has not yet made an election for 2009.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments and paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Balloon payments totaling $49.1 million will be due during the third quarter of 2009. Two unconsolidated joint ventures in which we hold 67% interests have balloon payments totaling $78.4 million due in the next twelve months, of which our share is $52.2 million. We are currently seeking to refinance certain of these loans and have existing cash resources that can be used to make these payments. We may also seek to use our cash resources to make new investments if attractive opportunities arise and expect to maintain cash balances sufficient to meet working capital needs.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of September 30, 2008 and the effect that such obligations and arrangements are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$826,506	$70,977	$260,717	$271,086	$223,726
Deferred acquisition fees — Principal	10,468	3,638	4,391	1,298	1,141
Interest on non-recourse debt and deferred acquisition fees (a)	244,681	59,617	94,382	37,476	53,206
Subordinated disposition fees (b)	5,050	—	5,050	—	—
Operating and other lease commitments (c)	4,730	554	1,135	1,205	1,836

	$1,091,435	$134,786	$365,675	$311,065	$279,909

(a)	Interest on variable rate debt obligations was calculated using the applicable variable interest rates and balances outstanding as of September 30, 2008.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. In the first quarter of 2008, we asked the advisor to begin reviewing possible liquidity alternatives for us; however, market conditions currently make it unlikely that a liquidity event will take place in the near term.

(c)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $35.7 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2008. As of September 30, 2008, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
CPA®:14 9/30/2008 10-Q — 24

We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at September 30, 2008 is presented below (dollars in thousands):

	Ownership	Total	Total Third
Lessee	Interest	Assets	Party Debt	Maturity Date
Advanced Micro Devices, Inc.	67%	$88,918	$60,147	1/2009
Compucom Systems, Inc.	67%	31,243	18,891	4/2009
ShopRite Supermarkets, Inc.	45%	16,199	9,776	7/2010
The Upper Deck Company	50%	26,156	11,070	2/2011
Del Monte Corporation	50%	15,357	10,731	8/2011
Best Buy Co., Inc.	37%	42,147	25,407	2/2012
True Value Company	50%	133,593	70,759	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	310,093	169,140	5/2014
Checkfree Holdings, Inc.	50%	34,617	29,923	6/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	118,049	85,356	12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG(a)	32%	544,536	409,824	4/2017
Sicor, Inc.	50%	16,871	35,350	7/2017
Dick’s Sporting Goods, Inc.	45%	28,561	22,562	1/2022

		$1,406,340	$958,936

(a)	Ownership interest represents our combined interest in two ventures. Dollar amounts shown are based on the exchange rate of the Euro as of September 30, 2008. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes related minority interest that is redeemable by the unaffiliated third party (Note 6). The note receivable and minority interest have a carrying value as of September 30, 2008 of $340.1 million and $388.2 million, respectively.
CPA®:14 9/30/2008 10-Q — 25

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and given the current economic downturn, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. In addition, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties that effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. At September 30, 2008, we have two interest rate swaps with a combined fair value liability of $0.2 million.
In connection with a German transaction in 2007 (Note 5), two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss (not our proportionate share) of $3 million during the nine months ended September 30, 2008. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 55% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of September 30, 2008, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At September 30, 2008, our total interest in CCMT had a fair value of $12.2 million, a reduction of $1.7 million from the fair value as of December 31, 2007. The decrease is primarily due to the deterioration in the credit markets subsequent to December 31, 2007.
At September 30, 2008, substantially all of our long-term debt either bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but had interest rate reset features that will change the interest rates to variable rates at some point in the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2008 ranged from 5.2% to 9.4%. The annual interest rates on our variable rate debt at September 30, 2008 ranged from 5.2% to
CPA®:14 9/30/2008 10-Q — 26

6.5%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2008 (in thousands).

	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate debt	$3,231	$65,891	$76,516	$270,851	$155,649	$129,907	$702,045
Variable rate debt	$1,275	$5,193	$5,514	$5,764	$5,800	$100,915	$124,461
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $27.7 million. Annual interest expense on our unhedged variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $0.1 million for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of the Euro and the British pound sterling, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For these currencies we are currently a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net realized foreign currency translation gains of $0.1 million for each of the three months ended September 30, 2008 and 2007, and $1.6 million and $0.7 million the nine months ended September 30, 2008 and 2007, respectively. We recognized net unrealized foreign currency translation gains of $0.3 million and $0.4 million for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2008, net unrealized foreign currency translation losses were de minimis. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the nine months ended September 30, 2008, Carrefour France SAS, which leases properties in France, contributed 12% of lease revenues. The leverage on the non-recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the merger, which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of September 30, 2008, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $1.6 million.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2008 at a reasonable level of assurance.
CPA®:14 9/30/2008 10-Q — 27

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2008, we issued 215,522 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $14.00 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	234,397	$13.15	N/A	N/A

Total	234,397

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by our dividend reinvestment and share purchase plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Asset Management Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and W. P. Carey & Co. B.V.	Filed herewith

10.2	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 9/30/2008 10-Q — 28

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 11/14/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (Principal Financial Officer)

Date 11/14/2008	By:	/s/ Thomas J. Ridings
Thomas J. Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:14 9/30/2008 10-Q — 29