Form 10-K
period 2008-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2009-03-26
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-25771
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-3951476 (I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York (Address of principal executive offices)	10020 (Zip code)
Registrant’s telephone numbers, including area code:
Investor Relations (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 81,754,792 shares of common stock as of June 30, 2008.
As of March 18, 2009, there were 87,983,107 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. “Risk Factors” of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.
As used in this Report, the terms “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:14 2008 10-K — 1

PART I
Item 1. Business.
(a) General Development of Business
Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets, and we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
•	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

•	indemnification for environmental and other liabilities;

•	operational or financial covenants of the tenant; and

•	guarantees of lease obligations from parent companies or letters of credit.
We are managed by W. P. Carey & Co. LLC (“WPC”) through certain of its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day investment management for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain costs incurred in providing services, including personnel provided for the administration of our operations. The advisor also serves in this capacity for Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17”) (collectively, including us, the “CPA® REITs”).
We were formed as a Maryland corporation in June 1997. Between November 1997 and November 2001, we sold a total of 65,794,280 shares of common stock for a total of $657.9 million in gross offering proceeds. Through December 31, 2008, we have also issued 3,691,039 shares ($45.3 million) through our distribution reinvestment and stock purchase plan. These proceeds were used along with non-recourse mortgage debt to purchase our properties. We have repurchased 5,804,003 shares ($66.8 million) of our common stock under a redemption plan from inception through December 31, 2008.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2008, we had no employees. The advisor employs 154 individuals who are available to perform services for us.
Significant Developments during 2008 include:
Liquidity Event Update — In the first quarter of 2008, we asked our advisor to begin reviewing possible liquidity alternatives for us. However, in light of evolving market conditions, the advisor recommended, and our board of directors agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. Refer to the Segment Information footnote of the consolidated financial statements for financial information about this segment.
CPA®:14 2008 10-K — 2

(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties that are upon acquisition improved or developed or that will be developed within a reasonable time after acquisition.
Our objectives are to:
•	own a diversified portfolio of triple-net leased real estate;

•	fund distributions to shareholders; and

•	increase our equity in our real estate by making regular mortgage principal payments.
We seek to achieve these objectives by investing in and holding commercial properties that are generally triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Our business plan is principally focused on managing our existing portfolio of properties, including those properties we acquired from Corporate Property Associates 12 Incorporated (“CPA®:12”) through a merger transaction in December 2006 (the “Merger”). However, we may look to take advantage of increases in real estate prices since the time of our original investment by selectively disposing of properties, by obtaining new non-recourse mortgage financing on unencumbered assets or by refinancing mortgages on existing properties if we can obtain such financing on attractive terms.
Our Portfolio
As of December 31, 2008, our portfolio consisted of our full or partial ownership interest in 315 properties leased to 91 tenants, totaling approximately 30 million square feet (on a pro rata basis) with an occupancy rate of 99%. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
East	$41,438	26%	$4,071	8%
South	36,122	22	10,879	22
Midwest	33,201	21	8,266	17
West	25,179	16	14,634	29

Total U.S.	135,940	85	37,850	76

International
Europe (c)	25,648	15	11,904	24

Total	$161,588	100%	$49,754	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Reflects investments in Finland, France, Germany, the United Kingdom, and the Netherlands.
CPA®:14 2008 10-K — 3

Property Diversification
Information regarding our property diversification as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Industrial	$51,082	32%	$14,044	29%
Warehouse/distribution	46,936	29	8,544	17
Office	34,389	21	6,535	13
Retail	15,661	10	11,465	23
Other properties (c)	13,520	8	9,166	18

Total	$161,588	100%	$49,754	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Includes educational facilities, movie theaters, sports/fitness facilities, storage/trucking facilities and undeveloped land.
Tenant Diversification
Information regarding our tenant diversification as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (c)	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Retail trade	$40,018	25%	$14,794	30%
Electronics	23,636	15	10,794	22
Automobile	17,296	11	—	—
Transportation — cargo	11,961	7	—	—
Construction and building	11,721	7	6,560	13
Consumer non-durable goods	8,647	5	—	—
Leisure, amusement, entertainment	8,600	5	5,811	12
Beverages, food, and tobacco	7,101	4	1,763	4
Chemicals, plastics, rubber, and glass	6,933	4	—	—
Healthcare, education and childcare	6,502	4	1,671	3
Machinery	4,182	3	—	—
Business and commercial services	3,883	3	2,415	5
Media: printing and publishing	2,285	2	1,597	3
Buildings and real estate	—	—	2,141	4
Transportation — personal	—	—	1,153	2
Grocery	—	—	1,055	2
Other (d)	8,823	5	—	—

Total	$161,588	100%	$49,754	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Based on the Moody’s classification system and information provided by the tenant.

(d)	Includes revenue from tenants in our consolidated investments in the following industries: mining (1.5%); aerospace and defense (1.1%); consumer and durable goods (0.9%); forest products and paper (0.9%); hotels and gaming (0.9%) and banking (0.2%).
CPA®:14 2008 10-K — 4

Lease Expirations
As of December 31, 2008, lease expirations of our properties are as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2009	$3,372	2%	$—	—%
2010	661	—	—	—
2011	20,646	13	—	—
2012	284	—	—	—
2013	—	—	—	—
2014	1,828	1	1,153	2
2015	6,806	4	2,415	5
2016	14,240	9	1,763	4
2017	14,364	9	—	—
2018	2,810	2	8,972	18
2019-2023	94,757	58	15,149	30
2024-2028	817	1	8,398	17
2029 and thereafter	1,003	1	11,904	24

Total	$161,588	100%	$49,754	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.
Asset Management
We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also relies on third party asset managers for certain investments. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
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
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in 2000. On this basis, in the first quarter of 2008 we asked our advisor to begin reviewing possible liquidity alternatives for us. However, in light of evolving market conditions, the advisor recommended, and our board agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable. As a result, we are unable to predict when a liquidity event will occur. While our board has not made any decisions as to what form any such event might take, we may provide liquidity for our shareholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our
CPA®:14 2008 10-K — 5

affiliated CPA® REITs and/or with the advisor) or another transaction approved by our board of directors. During the period that we are considering liquidity alternatives, we may choose to limit the making of new investments, unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life, it is in our shareholders’ best interests for us to make new investments. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, including the Merger with CPA®:12, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. As of December 31, 2008, substantially all of our mortgage loans are non-recourse and provide for monthly or quarterly installments, which include scheduled payments of principal. As of December 31, 2008, 85% of our non-recourse mortgage financing bears interest at fixed rates. The majority of our variable rate debt consists of non-recourse mortgage obligations that currently bear interest at fixed rates but may be reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
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
Some of our financing may require us to make a lump-sum or “balloon” payment at maturity. Because of current conditions in the credit market, refinancing is at present very difficult. Scheduled balloon payments for the next five years are as follows (in thousands):

2009	$49,064	(a)
2010	66,666	(a)
2011	255,794	(a)
2012	151,263	(a)
2013	—	(a)

(a)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $12.4 million in 2009, $4.2 million in 2010, $9.8 million in 2011, $33.9 million in 2012 and $32.4 million in 2013.
We are currently seeking to refinance certain of these loans due in 2009 and have existing cash resources that can be used to make these payments, if necessary.
Investment Strategies
We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. While we are not currently seeking to make new significant investments, we may do so if attractive opportunities arise.
Most of our properties are subject to long-term net leases and were acquired through sale-leaseback transactions in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of its stock.
CPA®:14 2008 10-K — 6

Our sale-leaseback transactions may occur in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it back to the seller or its successor in interest (the lessee).
In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the creditworthiness of the tenant or borrower and the underlying real estate fundamentals, to determine whether a potential acquisition satisfies our acquisition criteria. The advisor generally considers, among other things, the following aspects of each transaction:
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. In evaluating a possible investment, the creditworthiness of a tenant or borrower often is a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy is determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission-critical lease or property in a bankruptcy proceeding or otherwise.
Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor will generally seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied to increases in indices such as the CPI or other similar indices for the jurisdiction in which the property is located, but may contain caps or other limitations either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or requires the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an independent appraiser. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
Transaction Provisions that Enhance and Protect Value — The advisor attempts to include provisions in our leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guarantee of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets
CPA®:14 2008 10-K — 7

where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.
Other Equity Enhancements — The advisor may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help us to achieve our goal of increasing investor returns.
Investment Decisions —The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer, up to, in the case of investments other than long-term net leases, a cap of 5% of our estimated net asset value. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and the advisor) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge (Chairman) — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

•	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.

•	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.

•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

•	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the U.S. and our former chief investment officer.

•	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association promoting, developing and representing the European public real estate sector, with over twenty years of financial industry experience.

•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany. Former chairman and member of the board of managing directors of Eurohypo AG, Frankfurt am Main, Germany.
Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. For the year ended December 31, 2008, Carrefour France, SAS represented 12% of our total lease revenue.
Competition
While historically we faced active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally, there has been a decrease in such competition as a result of the continued deterioration in the credit and real estate financing markets. In general, we believe that our advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties to the extent we make future acquisitions. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable
CPA®:14 2008 10-K — 8

Environmental Matters
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
While we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties or that the environmental assessments we do perform will disclose all potential environmental liabilities and we may purchase a property that contains hazardous materials in the building or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
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
As a result of all of the foregoing, we have incurred in the past, and will incur in the future, costs to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.
Transactions with Affiliates
We may enter into transactions with our affiliates, including the CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions may take the form of jointly owned ventures, direct purchases of assets, mergers or another type of transaction. For example, in December 2006 we acquired the assets of CPA®:12 through the Merger.
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
Ventures With Affiliates and Others — We have and may continue to enter into ventures or general partnerships and other participations with real estate developers, owners and others, including other CPA® REITs, for the purpose of obtaining equity interests in a property or properties in accordance with our investment policies. These investments permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a venture to make an investment that we would not be permitted to make on our own.
Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property that the advisor believes will appreciate in value or increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities,” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”), which means that the securities have not been registered with the SEC and are
CPA®:14 2008 10-K — 9

subject to restrictions on sale or transfer. Under this rule, we may be prohibited from reselling the equity securities until we have fully paid for and held the securities for a period between six months to one year. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on many factors, including the success of its operations.
We will exercise warrants or other rights to purchase stock generally if the value of the stock at the time the rights are exercised exceeds the exercise price. Payment of the exercise price will not be deemed an investment subject to the above described limitations. We may borrow funds to pay the exercise price on warrants or other rights or may pay the exercise price from funds held for working capital and then repay the loan or replenish the working capital upon the sale of the securities or interests purchased. We will not consider paying distributions out of the proceeds of the sale of these interests until any funds borrowed to purchase the interest have been fully repaid.
We will not invest in real estate contracts of sale unless the contracts are in recordable form and are appropriately recorded in the applicable chain of title.
Cash resources will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code (the “Code”). Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” The advisor will continually review our investment activity, including monitoring the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act.
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
(d) Financial Information About Geographic Areas
See “Our Portfolio” above and the “Segment Information” footnote of the consolidated financial statements for financial information pertaining to our geographic operations.
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
We will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.
CPA®:14 2008 10-K — 10

Item 1A. Risk Factors.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the conditions below. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described below list all material risks to us at any specific point in time.
Future results may be affected by risks and uncertainties including the following:
The current financial and economic crisis could adversely affect our business.
The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through December 31, 2008 have been difficulty in obtaining financing or refinancing for our investments, increased levels of financial distress at our tenants, with several recently having filed for bankruptcy and higher levels of redemption requests by shareholders than in the past. Depending on how long and how severe this crisis is, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies, and impairments in the value of our property investments, as well as difficulties in refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels and our ability to satisfy redemption requests.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations which could affect our ability to make distributions.
Due in large part to the deterioration in credit markets domestically and internationally, available liquidity, including through collateralized debt obligations (“CDOs”) and other securitizations, significantly declined during 2008 and remains depressed as of the date of this Report.
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
We are subject to the risks of real estate ownership, which could reduce the value of our properties.
Our performance and asset value is subject, in part, to risks incident to the ownership and operation of real estate, including:
•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
We may have difficulty selling or re-leasing our properties.
Real estate investments generally lack liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we own, enter into, or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders. See Item 1 — “Business — Our Portfolio” for scheduled lease expirations.
We may recognize substantial impairment charges on our properties.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the
CPA®:14 2008 10-K — 11

unguaranteed residential value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payments to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payments and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. In 2008, one tenant, Carrefour France, SAS represented 12% of our total lease revenue.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
•	the loss of lease or interest payments;

•	an increase in the costs incurred to carry the property;

•	a reduction in the value of our shares; and

•	a decrease in distributions to our shareholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.
Insolvency laws outside of the U.S. may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the U.S. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the U.S., in which a debtor/tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
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
We and other CPA® REITs managed by the advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our shareholders. The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive
CPA®:14 2008 10-K — 12

related industries. These five tenants accounted for lease revenues of $16.4 million for the year ended December 31, 2008 and have an aggregate carrying value of $105.4 million as of December 31, 2008. In December 2008, a tenant, Special Devices, Inc., filed for bankruptcy protection. As of today, Special Devices has not affirmed or rejected the lease. Two tenants that had previously operated under bankruptcy protection, Tower Automotive, Inc. and Meridian Automotive Systems, Inc., affirmed their leases with us upon emerging from bankruptcy protection in July 2007 and December 2006, respectively. A fourth tenant, Collins & Aikman Corporation, emerged from bankruptcy protection in October 2007. Collins & Aikman affirmed leases for four of the six properties it leases from us and repurchased the remaining two properties from us in December 2007. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
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
In some circumstances, we grant tenants a right to repurchase the property they lease from us. The purchase price may be a predetermined fixed price or based on the market value at the time of exercise, or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
Liability for uninsured losses could adversely affect our financial condition.
Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our shareholders to be reduced.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of the advisor and the oversight of our board of directors. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guaranty that the advisor will be able to successfully manage and achieve liquidity for us to the same extent that it has done so for prior programs.
The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial cash fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Activities in which a conflict could arise between us and the advisor include:
•	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us, which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;

•	acquisitions of single properties or portfolios of properties from affiliates, including WPC or the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•	competition with certain affiliates for property acquisitions, which may cause the advisor and its affiliates to direct properties suitable for us to other related entities;
CPA®:14 2008 10-K — 13

•	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;

•	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold or sell the property.
We have limited independence from the advisor.
All of our management functions are performed by officers of the advisor pursuant to our contract with the advisor. Members of our board of directors include individuals who are officers and directors of the advisor. Our independent directors are initially selected through a process that includes significant input from the advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from the advisor. This limited independence, combined with the advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our shareholders.
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
WPC and Carey Financial, LLC (“Carey Financial”) have settled a previously disclosed SEC investigation. If other actions are brought against WPC or Carey Financial, we could be adversely affected.
In early 2008, WPC and Carey Financial settled all matters relating to a previously disclosed SEC investigation, including matters relating to payments by us and certain other CPA® REITs during 2000-2003 to broker-dealers that distributed our shares (the “advisor’s SEC Settlement”). Under the settlement, WPC was required to cause payments to be made to the affected CPA® REITs of $20 million and paid a civil monetary penalty of $10 million. Our portion of these payments was $10.9 million and is reflected in our results of operations for 2008. Also, in connection with implementing the settlement, a federal court injunction was entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
The settlement is not binding on other regulatory authorities. In that regard, certain state securities regulators have sought additional information from WPC and/or its affiliates and could seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise. Any actions that adversely affect WPC or Carey Financial may also have a material adverse effect on us because of our dependence on our advisor and its affiliates for a broad range of services. In addition, such actions could adversely affect our ability to continue to allow our shareholders to elect to have their cash distributions reinvested in additional shares pursuant to our distribution reinvestment plan.
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
Appraisals that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.
The appraisals that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.
We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. Although we attempt to do so, we are not required to meet any diversification standards, including
CPA®:14 2008 10-K — 14

geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives.
Our use of debt to finance investments could adversely affect our cash flow and distributions to shareholders.
Most of our investments have been made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders, to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property except for certain circumstances such as environmental matters.
A majority of our financing also requires us to make a lump-sum or “balloon” payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or sell the related property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Because of the current conditions in the credit market, refinancing is at present very difficult. See Item 1 — “Business — Our Portfolio — Financing Strategies.”
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our REIT net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are qualifying income for purposes of the REIT income requirements, provided that the underlying income satisfies the REIT income requirements. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
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
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual domestic shareholders is 15% (through 2010, under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
Our distributions may exceed our earnings.
The amount of any distributions we may make is uncertain. We have made and may in the future make distributions in excess of our earnings and profits and, accordingly, such future distributions could constitute a return of capital for U.S. federal income tax purposes. We have made and may in the future make distributions in excess of our income as calculated in accordance with accounting principles
CPA®:14 2008 10-K — 15

generally accepted in the U.S. (“U.S. GAAP”). We may incur indebtedness if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes.
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
Additionally, our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may have adverse consequences on the total return to our shareholders.
Potential liability for environmental matters could adversely affect our financial condition.
We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
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
Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we attempt to mitigate identified environmental risks by requiring tenants contractually to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, and although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.
International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the United States. As of December 31, 2008, our directly owned real estate properties located outside of the U.S. represented 16% of current annualized lease revenue. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
•	Changing governmental rules and policies;

•	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	Expropriation;

•	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;
CPA®:14 2008 10-K — 16

•	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws including tax requirements, land use, zoning laws, and environmental laws;

•	Adverse market conditions caused by changes in national or local economic or political conditions;

•	Changes in relative interest rates;

•	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies; and

•	Changes in real estate and other tax rates and other operating expenses in particular countries.
In addition, the lack of publicly available information in accordance with U.S. GAAP could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the U.S. and Europe, and the advisor has little or no expertise in other international markets.
Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to our properties. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.
Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our primary currency exposures are to the Euro and the British pound sterling. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity.
The returns on our investments in net leased properties may not be as great as returns on equity investments in real properties during strong real estate markets.
As an investor in single tenant, long-term net leased properties, the returns on our investments are based primarily on the terms of the lease. Payments to us under our leases do not rise and fall based upon the market value of the underlying properties. In addition, we generally lease each property to one tenant on a long-term basis, which means that we cannot seek to improve current returns at a particular property through an active, multi-tenant leasing strategy. While we will sell assets from time to time and may recognize gains or losses on the sales based on then-current market values, we generally intend to hold our properties on a long-term basis. We view our leases as fixed income investments through which we seek to achieve attractive risk-adjusted returns that will support a steady dividend. The value of our assets will likely not appreciate to the same extent as equity investments in real estate during periods when real estate markets are very strong. Conversely, in weak markets, the existence of a long-term lease may positively affect the value of the property, although it is nonetheless possible that, as a result of property declines generally, we may recognize impairment charges on some properties.
A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing that, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long-term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
CPA®:14 2008 10-K — 17

Our net tangible book value may be adversely affected if we are required to adopt the fair value accounting provisions of SOP 07-1.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FASB Staff Position (“FSP”) SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations if we were required to adopt it.
While we maintain an exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of SOP 07-1. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We do not intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans, and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate.
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
There is not, and may never be, an active public trading market for our shares, so it will be difficult for shareholders to sell shares quickly.
There is no active public trading market for our shares. Our articles of incorporation also prohibit the ownership of more than 9.8% of our stock by one person or affiliated group, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. Therefore, it will be difficult for you to sell your shares promptly or at all. The price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we
CPA®:14 2008 10-K — 18

own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
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
Shareholders’ equity may be diluted
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into our common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to our directors or to WPC and its affiliates for payment of fees in lieu of cash, shareholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primary corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas; Amsterdam, the Netherlands; and London, United Kingdom.
See Item 1, “Business — Our Portfolio” for a discussion of the properties we hold for rental operations and Part II, Item 8, “Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation” for a detailed listing of such properties.
Item 3. Legal Proceedings.
As of December 31, 2008, we were not involved in any material litigation.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.
CPA®:14 2008 10-K — 19

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no active public trading market for our shares. As of March 18, 2009, there were 29,098 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Our quarterly distributions for the past two years are as follows:

	2008	2007
First quarter	$0.1954	$0.1934
Second quarter	0.1959	0.1939
Third quarter	0.1964	0.1944
Fourth quarter	0.1971	0.1949

	$0.7848	$0.7766

Unregistered Sales of Equity Securities
For the three months ended December 31, 2008, we issued 212,487 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $14.00 per share, which was our published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October	—	—	N/A	N/A
November	—	—	N/A	N/A
December	678,774	$13.14	N/A	N/A

Total	678,774

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by our dividend reinvestment and share purchase plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:14 2008 10-K — 20

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8.
(In thousands, except per share amounts)

	Years ended December 31,
	2008	2007	2006	2005	2004
Operating Data (a)
Total revenues (b)	$167,039	$163,922	$133,382	$130,341	$126,238
Income from continuing operations	44,286	56,273	57,428	45,732	37,379
Earnings from continuing operations per share	0.50	0.65	0.83	0.67	0.55
Net income (c)	45,164	64,390	69,618	47,249	38,940
Earnings per share	0.51	0.73	0.99	0.69	0.58
Cash distributions paid	68,851	68,323	83,633	51,905	50,973
Cash distributions declared per share	0.7848	0.7766	0.7711	0.7646	0.7592
Payment of mortgage principal (d)	17,383	16,552	12,580	12,433	11,046

Balance Sheet Data
Total assets	$1,637,430	$1,715,148	$1,675,323	$1,295,036	$1,346,355
Long-term obligations (e)	821,262	861,902	826,459	679,522	723,383

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)	Total revenues during 2008 and 2007 include lease revenue from properties acquired in the Merger in December 2006.

(c)	Net income in 2008 includes impairment charges recognized on several properties totaling $10.9 million ($9.8 million on equity investments and $1.1 million on consolidated investments).

(d)	Represents scheduled mortgage principal paid, excluding balloon payments.

(e)	Represents mortgage and note obligations and deferred acquisition fee installments.

CPA®:14 2008 10-K — 21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Business Overview
As described in more detail in Item 1 of this Report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of lease terminations, lease expirations, contractual rent increases, the timing of new lease transactions, tenant defaults and sales of properties. As of December 31, 2008, our portfolio consisted of our full or partial ownership interest in 315 properties leased to 91 tenants, totaling approximately 30 million square feet (on a pro rata basis) with an occupancy rate of 99%. We were formed in 1997 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Highlights
Highlights during 2008
•	During the first quarter of 2008, we asked our advisor to begin reviewing possible liquidity alternatives for us. However, in light of evolving market conditions during the year, the advisor recommended, and our board of directors agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable (see “Current Developments and Trends” below).

•	In July 2008, we announced that, as a result of a valuation of our portfolio performed by a third party as of April 30, 2008 at the request of our board of directors in connection with its review of various liquidity alternatives, our estimated net asset value was adjusted downward to $14.00 per share from $14.50 per share based on the December 31, 2007 valuation. Our estimated net asset value was further reduced to $13.00 per share in connection with the December 31, 2008 annual valuation.

•	Received $10.9 million from the advisor related to the advisor’s SEC Settlement.

•	Incurred impairment charges on several properties totaling $10.9 million ($9.8 million on equity investments and $1.1 million on consolidated investments).

•	Obtained non-recourse mortgage financing on our consolidated investments totaling $9.7 million at a weighted average annual fixed interest rate and term of 6.1% and 8.7 years, respectively. In addition, our share of refinancing obtained by a venture totaled $28.7 million with a three year term and bearing interest at a variable rate, subject to an interest rate cap.

•	Sold two properties for a total of $14.9 million, net of selling costs, and recognized net gains on these sales totaling $0.5 million. In connection with these sales, we prepaid an existing non-recourse mortgage loan of $6.5 million.

•	Terminated our credit facility in May 2008.

•	Our quarterly cash distribution increased to $0.1971 per share for the fourth quarter of 2008, which annualizes to $0.79 per share.
Financial Highlights
(In thousands)

	Years ended December 31,
	2008	2007	2006
Total revenues (a)	$167,039	$163,922	$133,382
Net income (b)	45,164	64,390	69,618
Cash flow from operating activities (c)	110,697	89,730	102,232

(a)	Total revenues during 2008 and 2007 include lease revenue from properties acquired in the Merger in December 2006.

(b)	Net income in 2008 reflects impairment charges recognized on several properties totaling $10.9 million ($9.8 million on equity investments and $1.1 million on consolidated investments).

(c)	Cash flow from operating activities for 2008 included the receipt of $10.9 million related to the advisor’s SEC Settlement.
Management considers the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Management evaluates our results of operations

CPA®:14 2008 10-K — 22

with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing equity in our real estate.
Current Developments and Trends
Significant business developments that occurred during 2008 are detailed in the Significant Developments during 2008 section of Item 1 of this Report.
Our current business plan is principally focused on managing our existing portfolio of properties. Our initial offering documents stated our intention to consider liquidity events for investors generally commencing eight years following the investment of substantially all of the net proceeds from that offering, which occurred in 2000. As a result, during the first quarter of 2008, the advisor began actively considering liquidity alternatives on our behalf and discussed with our board of directors a number of alternatives, including a possible merger with another CPA® REIT, selling our assets, either on a portfolio basis or individually, or listing our shares on a stock exchange. However, in light of evolving market conditions during the year, as further described below, the advisor recommended, and our board agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable. As a result, we are unable to predict when a liquidity event will occur.
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened in 2008, resulting in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through December 31, 2008 have been difficulty in obtaining financing or refinancing for our investments, increased levels of financial distress at our tenants, with several recently filing for bankruptcy and higher levels of redemption requests by shareholders than in the past. The level of market volatility necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view as of the date of this Report of current trends is presented below:
Financing Conditions
The real estate financing markets continued to deteriorate during 2008, and we believe they are worse at the date of this Report than at any point during 2008. Current market conditions make it increasingly difficult to finance investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. Such conditions may affect our ability to obtain financing if we seek to obtain new financing on existing investments or make additional investments. At present, financing for larger transactions and for certain property types is not available. Such conditions may also affect our ability to sell assets.
The deterioration in the real estate financing markets has also made refinancing debt extremely difficult. All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have invested in that property. Balloon payments totaling $61.5 million (inclusive of our share of an unconsolidated venture totaling $12.4 million) will be due during 2009. While we will look to refinance the majority of the scheduled balloon payments, we believe that we have sufficient cash resources to make these payments, if necessary.
Commercial Real Estate
Over the last several years, commercial real estate values rose significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result of worsening credit conditions during 2008, we are seeing asset values decline across all asset types and also currently expect individual tenant credits to deteriorate as a result of current market conditions. In addition, falling asset values combined with difficult financing conditions will make it more difficult for us in situations where we need to re-tenant or sell properties. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
We calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments (see “Financing Activities” below). As a result of market conditions worsening during 2008, our estimated net asset value per share as of December 31, 2008 decreased to $13.00, a 7.1% decline from our April 30, 2008 value of $14.00, and a 10.3% decline from our December 31, 2007 estimated net asset value per share of $14.50.

CPA®:14 2008 10-K — 23

Corporate Defaults
We expect that corporate defaults may increase during 2009, which will require more intensive management of the assets we own. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. In addition, we have attempted to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. Currently, five of our tenants, including two tenants who filed for bankruptcy in January 2009, are operating under bankruptcy protection. These tenants, who operate in the hotels and gaming, automobile, construction and building, consumer goods and electronics industries, contributed $15.4 million, or 9.6%, of our lease revenue for 2008 and have an aggregate carrying value of $103.3 million as of December 31, 2008. One of these tenants, who contributed $5.9 million, or 3.7%, of our lease revenue for 2008, has rejected its lease with us, however there is a subtenant in substantially all of the building. We have not received indications from the other tenants whether they will affirm their leases.
We closely monitor tenant performance for our portfolio through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including among others automotive parts, home building materials and food industries. We have also seen that consumer-related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage. We believe that our portfolio is reasonably well diversified and does not contain any unusual concentrations of individual tenant credit risk. Our portfolio does not have a significant concentration of tenants in the financial services industry.
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $16.4 million, or 10.2% for 2008 and had an aggregate carrying value of $105.4 million as of December 31, 2008. In December 2008, one of these tenants, Special Devices, Inc., who contributed $4.2 million, or 2.6% of our lease revenue for 2008, filed for bankruptcy. Special Devices has not affirmed or rejected its lease with us. Two tenants that had previously operated under bankruptcy protection, Tower Automotive, Inc. and Meridian Automotive Systems, Inc., affirmed their leases with us upon emerging from bankruptcy protection in July 2007 and December 2006, respectively. A fourth tenant, Collins & Aikman Corporation, emerged from bankruptcy protection in October 2007. Collins & Aikman affirmed leases for four of the six properties it leases from us and repurchased the remaining two properties from us in December 2007. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible additional tenants may file for bankruptcy and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
We also closely monitor rent delinquencies as a precursor to a potential default. We have seen a small increase in rent delinquencies recently and have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect in the next year that there may be additional corporate defaults in our portfolio.
Redemptions
We are experiencing higher levels of share redemptions, which consume cash. At present, however, we are not experiencing conditions that have affected our ability to continue to satisfy investor redemption requests.
Consumer Price Index (“CPI”)
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located. While inflation rates in the U.S. and the Euro zone have generally increased in recent history, these rates are currently declining rapidly, which we expect will result in a reduction in rent increases in our portfolio in the future.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements, particularly in the Euro, which accounted for approximately 15% of annualized lease revenue at December 31, 2008. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the strengthening of the U.S. dollar in the fourth quarter of 2008, the average rate for the U.S. dollar in relation to the Euro weakened by approximately 7% in comparison to 2007, resulting in a positive impact on our results of operations for Euro-denominated investments. Significant continued deterioration in the value of the Euro, such as has occurred in early 2009, may have an adverse impact on our results of operations in the future.

CPA®:14 2008 10-K — 24

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
Management considers cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in assessing our ability to fund operating expenses, service debt and fund distributions to shareholders.
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
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. However, because of current conditions in credit markets, obtaining financing is at present very difficult and we may complete transactions without obtaining financing. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Results of Operations
In December 2006, we completed a merger with CPA®:12 (the “Merger”), pursuant to which we acquired $540.5 million of real estate and equity investments in real estate. While investments acquired in the Merger contributed approximately $2 million to net income in 2007, cash flows generated from these investments approximated $17 million. Net income from these investments includes the impact of depreciation and amortization on both our wholly owned properties and our equity investments in real estate.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Rental income	$146,113	$142,014	$115,194
Interest income from direct financing leases	15,359	16,472	14,353

	$161,472	$158,486	$129,547

CPA®:14 2008 10-K — 25

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

Lessee	2008	2007	2006
Carrefour France, SAS (a) (b)	$19,656	$17,379	$15,161
Petsmart, Inc. (c)	8,215	8,303	8,395
Federal Express Corporation (c)	6,967	6,891	6,816
Nortel Networks Inc. (d)	5,911	6,165	6,014
Dick’s Sporting Goods, Inc. (e)	5,594	5,409	2,706
Atrium Companies, Inc.	5,170	5,017	4,922
Perkin Elmer, Inc. (a) (f)	4,802	3,838	3,430
Katun Corporation (a)	4,497	4,400	4,000
Tower Automotive, Inc. (b) (g)	4,493	4,194	4,218
Caremark Rx, Inc.	4,300	4,300	4,300
Special Devices, Inc. (d) (g) (h)	4,186	4,029	333
Metaldyne Company LLC (g)	3,899	3,797	3,673
McLane Company Food Service Inc.	3,706	3,569	3,662
Amerix Corp.	2,980	2,928	2,928
Builders FirstSource, Inc. (c)	2,692	2,633	2,598
Gibson Guitar Corp. (c)	2,658	2,556	2,460
Gerber Scientific, Inc.	2,591	2,508	2,445
Waddington North America, Inc.	2,536	2,468	2,331
Collins & Aikman Corporation (g)	2,488	3,644	3,594
Institutional Jobbers Company	2,270	2,270	2,270
Other (a) (b) (c) (d) (e) (g)	61,861	62,188	43,291

	$161,472	$158,486	$129,547

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase was due to CPI-based (or equivalent) rent increase.

(c)	Includes lease revenues applicable to minority interests totaling $7.2 million, $6.4 million and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(d)	These tenants are currently operating under bankruptcy protection. Only Nortel Networks Inc. has rejected its lease with us, however there is a subtenant in substantially all of the building. “Other” includes lease revenue from Buffets, Inc., BLP UK Limited, and New Creative Enterprises, Inc. totaling $5.3 million, $5.7 million and $5.5 million for 2008, 2007 and 2006, respectively.

(e)	Includes lease revenues from properties acquired in the Merger.

(f)	We acquired an additional property leased to this tenant in December 2007.

(g)	Tenant operates in the automotive industry. Tower Automotive and Collins & Aikman both emerged from Chapter 11 bankruptcy protection in 2007. Amounts for Collins & Aikman include lease revenues totaling $1.2 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively from two properties that we sold in December 2007. “Other” includes lease revenues from Meridian Automotive Systems, Inc., which emerged from bankruptcy protection in 2006, totaling $1.3 million for the years ended December 31, 2008, 2007 and 2006.

(h)	We acquired the remaining interest in this property in the Merger and now consolidate the entity that holds the assets. We previously accounted for this entity under the equity method of accounting.

CPA®:14 2008 10-K — 26

We recognize income from equity investments in real estate, of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2008	2008	2007	2006
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$37,132	$25,536	$—
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	12%	28,541	28,541	28,541
True Value Company	50%	14,698	14,171	14,471
Advanced Micro Devices, Inc.	67%	11,175	10,451	10,451
Life Time Fitness, Inc. (b) (c)	56%	9,272	9,216	2,622
Compucom Systems, Inc.	67%	4,902	4,549	4,549
CheckFree Holdings, Inc.	50%	4,830	4,711	4,604
Best Buy Co., Inc. (b)	37%	4,421	4,484	375
Sicor, Inc.(b)	50%	3,343	3,343	279
Del Monte Corporation (b)	50%	3,241	2,955	245
The Upper Deck Company (b)	50%	3,194	3,194	265
Dick’s Sporting Goods, Inc. (d)	45%	3,142	3,030	1,349
ShopRite Supermarkets, Inc. (b)	45%	2,461	2,442	204
Town Sports International Holdings, Inc. (b) (c)	56%	1,086	1,086	505
Starmark Camhood, L.L.C. (c)	—	—	—	6,338
Special Devices, Inc. (e)	—	—	—	3,952

		$131,438	$117,709	$78,750

(a)	We acquired our interest in this investment during 2007. In addition to lease revenues, the venture also earned interest income of $28.1 million and $19.5 million on a note receivable during 2008 and 2007, respectively. Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Interest or additional interest in this equity investment in real estate was acquired in the Merger.

(c)	Lease with Starmark Camhood was restructured in 2006, at which time we entered into new leases with Life Time Fitness and Town Sports International.

(d)	Expansion at this property completed in January 2007. Prior to the completion of construction, 100% of the lease revenues and net income of this investment were attributed to us.

(e)	Property was consolidated effective December 1, 2006 following acquisition of the remaining interest in the property in the Merger.
Lease Revenues
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides, or other periodic increases, which are designed to increase lease revenues in the future.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, lease revenues (rental income and interest income from direct financing leases) increased by $3 million. Scheduled rent increases at several properties and rental income from an investment entered into in December 2007 contributed $4.1 million to lease revenues, while fluctuations in foreign currency exchange rates contributed $1.5 million. These increases were partially offset by the impact of property sales and lease terminations during 2008, whose effect on lease revenues totaled $2.5 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, lease revenues increased by $28.9 million. Properties acquired in the Merger contributed $24.3 million of the increase, including $3.7 million of lease revenues generated by an investment that was previously accounted for under the equity method but that we now consolidate following the Merger, while scheduled rent increases at several properties contributed $4.7 million. Fluctuations in foreign currency exchange rates had a minimal impact on lease revenues.

CPA®:14 2008 10-K — 27

Depreciation and Amortization
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, depreciation and amortization expense decreased by $0.6 million, primarily due to a $1.3 million write off of lease-related intangible assets in 2007 (as described below), partially offset by a full year of depreciation incurred on several properties acquired in 2007 totaling $0.6 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, depreciation and amortization expense increased by $5.9 million. We incurred an additional $8.2 million of depreciation and amortization expense related to properties acquired in the Merger. In addition, a tenant at a property we acquired in the Merger had been experiencing financial difficulties and terminated its lease with us in 2007, at which time we wrote off lease-related intangible assets totaling $1.3 million. These increases were partially offset by a one-time $3.7 million depreciation charge incurred in June 2006 related to the demolition of a property in connection with its redevelopment.
Property Expense
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, property expense increased by $2.5 million, primarily due to a higher number of tenants who are experiencing financial difficulties, which resulted in a $1.6 million increase in uncollected rent expense and unreimbursable costs at these properties. In addition, reimbursable tenant costs increased by $0.6 million in 2008. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, property expense rose by $7.6 million, primarily due to a $6.5 million increase in asset management and performance fees, which resulted from the increase in our asset base following the Merger. In addition, uncollected rent expense increased by $0.6 million in 2007 as a result of a higher number of tenants who are experiencing financial difficulties.
General and Administrative
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, general and administrative expense increased by $0.3 million, primarily due to $1.4 million of costs incurred in connection with exploring potential liquidity alternatives, partially offset by a $0.9 million decrease in our share of expenses allocated by the advisor. Such expenses are allocated among us and the affiliated CPA® REITs according to a formula based on gross revenues. The amounts allocated to us during 2008 decreased in comparison to prior years as a result of the growth in gross revenues of certain of our affiliates.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, general and administrative expense increased by $1.3 million, primarily due to a higher level of expenses allocated to us by the advisor of $0.8 million. The increases in other general and administrative expenses as well as expenses allocated by the advisor were due to the increase in our asset base and revenues following the Merger.
Impairment Charges
2008 — We incurred an impairment charge of $1 million on a domestic property to reduce the property’s carrying value to its estimated fair value. In addition, we recognized an impairment charge of $0.1 million on several domestic properties as a result of a decline in the unguaranteed residual value of the properties. Impairment charges related to our equity investments in real estate are described in “Income from Equity Investments in Real Estate” below.
2007 — We incurred an impairment charge of $0.3 million in connection with the sale of properties leased to Collins & Aikman to reduce the properties’ carrying value to their estimated fair value.
Advisor Settlement
During 2008, we recognized income of $10.9 million in connection with the advisor’s SEC Settlement (Note 14).
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non-controlling interest but exercise significant influence.

CPA®:14 2008 10-K — 28

2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, income from equity investments in real estate decreased by $16.5 million, primarily due to the recognition of other than temporary impairment charges totaling $9.8 million in 2008 as well as a $5.4 million reduction in income from the sale of certain investments in the fourth quarter of 2007. In addition, we recognized a net loss of $0.4 million from a German venture that we acquired in April 2007, as compared to a net gain of $1.4 million in 2007. Substantially all of the loss from the German venture resulted from the recognition of an unrealized loss on embedded credit derivative instruments.
Under current accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that carrying value exceeds fair value. At December 31, 2008, we incurred impairment charges on three domestic equity investments as a result of their carrying value exceeding their estimated fair value, for which we deemed the decline in value to be other than temporary.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, income from equity investments in real estate decreased by $10.3 million, primarily as a result of the net positive impact during 2006 of two property sales, partially offset by the impact of a lease restructuring transaction also in 2006. During 2006, we recognized our share of gains on the sale of two domestic properties totaling $23.6 million as well as a lease termination fee of $4.6 million, partially offset by impairment charges of $10.2 million related to the lease restructuring and prepayment costs and defeasance penalties totaling $6.2 million incurred upon the repayment/defeasance of mortgages in connection with the lease restructuring and the property sales.
Gain on Exchange or Sale of Real Estate, Net
2007 — During 2007, we recognized gains on the exchange or sale of real estate, net, of $9.5 million, which consisted primarily of a gain recognized upon the exchange of redeveloped land for a condominium interest in a newly constructed retail facility. Construction of the retail facility was funded entirely by the developer and was completed in November 2007, at which time we completed the exchange and recognized a gain on the exchange of $8.4 million. We also recognized a gain of $1.1 million on the sale of two properties to Collins & Aikman Corporation, which repurchased two properties it leased from us upon its emergence from bankruptcy protection.
Gain on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign investments in the European Union and as such are subject to the effects of exchange rate movements, particularly in the Euro. We are a net receiver of the Euro and therefore benefit from a weaker U.S. dollar relative to it. We recognize realized and unrealized foreign currency translation gains and losses upon the repatriation of cash from our foreign investments and due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries, respectively. In addition, from time to time, we may obtain equity enhancements in connection with transactions that may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. These stock warrants are readily convertible to cash or provide for net settlement upon conversion, and as such, we recognize unrealized gains or losses on these common stock warrants. In addition, if the warrants become exercisable and the value of the stock exceeds the exercise price of the warrant, we may exercise the warrants to obtain additional returns for our investors. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
2008 — During 2008, we recognized a gain on foreign currency transactions, derivative instruments and other, net of $3.3 million. Net gains on foreign currency transactions were $3.5 million, primarily due to the continued weakening of the U.S. dollar during 2008 as compared to 2007. These gains were partially offset by unrealized net loss of $0.2 million on certain common stock warrants.
2007 — During 2007, we recognized a gain on foreign currency transactions, derivative instruments and other, net of $1.5 million. Net gains on foreign currency transactions totaling $1.7 million were partially offset by a net loss on the exercise of common stock warrants of $0.2 million. The gains on foreign currency transactions result from the continued weakening of the U.S. dollar during 2007 as compared to 2006. The loss on the common stock warrant exercise reflected the reversal of previously recorded unrealized gains totaling $2.2 million, including the recognition of an out-of-period adjustment related to the valuation of these warrants of $1 million (Note 2), and was partially offset by a realized gain on the sale of securities that were obtained upon the warrant exercise of $1.6 million. We also recognized unrealized net gains on certain other common stock warrants totaling $0.3 million.
2006 — During 2006, we recognized a gain on foreign currency transactions, derivative instruments and other, net of $3.3 million, which primarily reflected an unrealized gain on common stock warrants of $2.1 million and net gains on foreign currency transactions totaling $0.9 million. The gains on foreign currency transactions resulted from the weakening of the U.S. dollar during 2006 as compared to 2005.

CPA®:14 2008 10-K — 29

Interest Expense
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, interest expense decreased by $1.3 million, primarily due to a reduction in interest expense of $1.9 million as a result of making scheduled principal payments and mortgage prepayments and a $1.7 million decrease in defeasance costs incurred in connection with our property sale and refinancing activity. In addition, interest expense decreased by $1.1 million as a result of terminating our credit facility in May 2008. These decreases were partially offset by $2.9 million of interest expense incurred on new or refinanced mortgages entered into during 2008 and 2007 and the impact of foreign currency exchange rates of $0.6 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, interest expense increased by $13.3 million. Debt on properties acquired in the Merger contributed $8.6 million of the increase, while interest on new or refinanced mortgages entered into during 2007 and a credit facility, which was terminated in 2008, contributed $2.2 million. Defeasance costs incurred in connection with our refinancing activity also contributed $1.9 million of the increase.
Discontinued Operations
2007 — During 2007, we recognized income from discontinued operations of $8.1 million, primarily due to the recognition of a gain of $7.8 million on the sale of a property in Arizona.
2006 — During 2006, we recognized income from discontinued operations of $12.2 million, primarily due to the recognition of a net gain of $13.2 million on the sale of properties in Minnesota and Indiana, partially offset by prepayment penalties incurred totaling $1.6 million in connection with the prepayment of the mortgage financing on the Minnesota property.
Net Income
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, the resulting net income decreased by $19.2 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, the resulting net income decreased by $5.2 million.
Financial Condition
Sources and Uses of Cash during the Year
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter.
Although our cash flows may fluctuate period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2007. Our sources and uses of cash during 2008 are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During 2008, we used cash flows from operating activities of $110.7 million to fund distributions to shareholders of $68.9 million, make scheduled mortgage principal payments of $17.4 million and pay distributions to minority partners of $3.5 million. Cash flows from operating activities included the receipt of $10.9 million in connection with the advisor’s SEC Settlement (Note 14). These settlement proceeds were received in April and were used to fund a portion of the distribution that was paid to unaffiliated shareholders in April 2008. For 2008, the advisor elected to receive performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $12.1 million through the issuance of restricted stock rather than in cash. For 2009, the advisor has elected to receive only 80% of its performance fees from us in our restricted stock with the remaining 20% payable in cash. This change will have a negative impact on our operating cash flow in 2009.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and capitalized property-related costs. During 2008, we received proceeds of $15.1 million from the sale of two properties and a land substitution transaction and received distributions from our equity investments in real estate in excess of cumulative income of $7.9 million. In connection with a mortgage refinancing, we contributed $11.9 million to a
CPA®:14 2008 10-K — 30

venture to pay off an existing non-recourse mortgage loan. In January 2008, we paid our annual installment of deferred acquisition fees of $3.8 million to the advisor. During 2007, we received distributions from equity investments in real estate in excess of cumulative income of $57.2 million, which included our share of mortgage proceeds obtained by three ventures.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners in 2008, we made balloon payments totaling $14.2 million on three mortgages that matured and prepaid a $6.3 million mortgage in connection with the sale of a property. We obtained $6.5 million in non-recourse mortgage financing for a domestic property, refinanced an existing mortgages for $1.9 million and obtained $1.3 million in non-recourse mortgage proceeds in connection with the modification of another existing mortgage. We also received $9.1 million as a result of issuing shares through our dividend reinvestment and share purchase plan and used $20.1 million to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. As described in Cash Resources below, we terminated our credit facility in 2008.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We currently limit the number of shares we may redeem so that, the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. We limit the cash we use for redemptions to the amount of proceeds we receive from the issuance of shares through our distribution reinvestment plan plus up to 1% of our operating cash flow from the prior fiscal year. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, requesting stockholders’ shares will be redeemed on a pro rata basis (rounding to the nearest whole number of shares) up to the amount available for redemption, based upon the total number of shares for which redemption was requested in the relevant quarter and the total funds available for redemption in such quarter. Requests not fulfilled in a quarter will automatically be carried forward to the next quarter unless the request is revoked by the stockholder. Redemption requests carried over from a prior quarter will receive priority over requests made in the relevant quarter.
At the beginning of our redemption program, we redeemed shares at a price of $10.00 per share less a surrender charge. Once we began to obtain annual estimated net asset valuations of our portfolio, we redeemed shares at the most recently published estimated net asset value per share, as approved by our board of directors, less a surrender charge, which is currently fixed at 7%. We obtain estimated net asset valuations on an annual basis and sometimes on an interim basis in connection with our consideration of potential liquidity events. As a result of market conditions worsening during 2008, our estimated net asset value per share as of December 31, 2008 decreased to $13.00, a 7.1% decline from our April 30, 2008 value of $14.00. We calculate net asset value per share based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of the mortgages encumbering our assets (also provided by a third party), estimated disposition costs (including estimates of expenses, commissions and fees payable to the advisor), and an estimate of our other assets and liabilities as of the date of calculation. Our estimate of net asset value involves significant estimates and management judgments, and there can be no assurance that shareholders would realize $13.00 per share if we were to be liquidated today.
As noted above, our ability to effect redemptions is subject to our having sufficient available cash. We have recently experienced an increase in redemption requests as compared to prior years, which we believe is in part due to shareholders having greater liquidity needs in the wake of the current credit crisis. As of the date of this report, we have remaining availability to effect redemptions within the 5% limit; however, if redemption requests increase materially, we may not be able to satisfy all redemption requests. As of December 31, 2008, redemptions totaled approximately 1.7% of total shares outstanding on a rolling twelve month period.
CPA®:14 2008 10-K — 31

Summary of Financing
The table below summarizes our long-term debt as of December 31, 2008 and 2007, respectively (dollars in thousands).

	December 31,
	2008	2007

Balance
Fixed rate	$691,263	$724,766
Variable rate (a)	119,531	122,821

Total	$810,794	$847,587

Percent of total debt
Fixed rate	85%	86%
Variable rate (a)	15%	14%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	7.4%	7.3%
Variable rate (a)	6.2%	6.4%

(a)	Variable rate debt at December 31, 2008 included (i) $18.8 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $95.8 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term. No interest rate resets or expirations of interest rate swaps are scheduled to occur in 2009.
Cash Resources
As of December 31, 2008, our cash resources consisted of cash and cash equivalents totaling $125.7 million. Of this amount, $12 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also have unleveraged properties that had an aggregate carrying value of $43.6 million at December 31, 2008; however, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.
In November 2006, in connection with the Merger, we entered into a $150 million credit facility. We terminated this credit facility in May 2008.
Cash Requirements
During the next twelve months, cash requirements will include making scheduled mortgage principal payments and paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Balloon payments totaling $49.1 million will be due on our consolidated investments during the next twelve months. In addition, an unconsolidated venture in which we hold a 67% interest has a balloon payment totaling $18.5 million due in the next twelve months, of which our share is $12.4 million. We are currently seeking to refinance certain of these loans and have existing cash resources that can be used to make these payments. We may also seek to use our cash resources to make new investments if attractive opportunities arise and expect to maintain cash balances sufficient to meet working capital needs.
CPA®:14 2008 10-K — 32

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of December 31, 2008 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-recourse debt — Principal	$810,794	$67,163	$355,781	$170,669	$217,181
Deferred acquisition fees — Principal	10,468	3,638	4,391	1,298	1,141
Interest on borrowings and deferred acquisition fees (a)	225,930	57,631	87,759	32,081	48,459
Subordinated disposition fees (b)	5,050	—	5,050	—	—
Operating and other lease commitments (c)	4,424	534	1,106	1,161	1,623

	$1,056,666	$128,966	$454,087	$205,209	$268,404

(a)	Interest on variable rate debt obligations was calculated using the applicable variable interest rates and balances outstanding as of December 31, 2008.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. In the first quarter of 2008, we asked our advisor to begin reviewing possible liquidity alternatives for us; however, due to deteriorating market conditions during the year, the advisor recommended, and our board of directors agreed, that further consideration of a liquidity event be postponed until market conditions become more stable. As a result, we are unable to predict when a liquidity event will occur.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $34.7 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2008. As of December 31, 2008, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at December 31, 2008 is presented below (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2008	Total Assets	Party Debt	Maturity Date
Compucom Systems, Inc.	67%	$31,062	$18,738	4/2009
ShopRite Supermarkets, Inc.	45%	16,292	9,768	7/2010
The Upper Deck Company	50%	26,107	10,942	2/2011
Del Monte Corporation	50%	15,080	10,665	8/2011
Advanced Micro Devices, Inc.	67%	89,630	43,000	1/2012
Best Buy Co., Inc.	37%	41,796	25,250	2/2012
True Value Company	50%	133,162	70,446	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	300,105	168,202	5/2014
Checkfree Holdings, Inc.	50%	34,373	29,840	6/2016
Life Time Fitness, Inc. and Town Sports International Holdings, Inc.	56%	117,212	84,944	12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	503,030	399,840	4/2017
Sicor, Inc.	50%	17,027	35,350	7/2017
Dick’s Sporting Goods, Inc.	45%	28,541	22,489	1/2022

		$1,353,417	$929,474

CPA®:14 2008 10-K — 33

(a)	Ownership interest represents our combined interest in two ventures. Dollar amounts shown are based on the exchange rate of the Euro as of December 31, 2008. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes related minority interest that is redeemable by the unaffiliated third party. The note receivable and minority interest have a carrying value as of December 31, 2008 of $331.8 million and $377 million, respectively. In connection with one of these ventures, we have certain purchase options that, if exercised, would obligate the partners in the venture to pay an exercise price of approximately $2.4 million, of which our share is approximately $0.8 million (Note 7).
In connection with the purchase of our properties, we require the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease or when significant lease terms are amended as either real estate leased under operating leases or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Estimates of residual values are based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market values of leases are recorded at their relative fair values and are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
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
CPA®:14 2008 10-K — 34

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
Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.
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
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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
Impairments
Impairment charges may be recognized on long-lived assets, including, but not limited to, real estate, direct financing leases, assets held for sale and equity investments in real estate. Estimates and judgments are used when evaluating whether these assets are impaired.
CPA®:14 2008 10-K — 35

When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, our risks are different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease is revised to reflect the decrease in the expected yield using the changed estimate; that is, a portion of the future cash flow from the lessee is recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate subject to an operating lease is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent that an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
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
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (20 lessees represented 62% of lease revenues during 2008), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
CPA®:14 2008 10-K — 36

Fair Value of Derivative Instruments and Marketable Securities
We have a subordinated interest in a mortgage trust that consists of non-recourse loans on 62 properties that we own or two of our affiliates own. We acquired an additional interest in the mortgage trust in the Merger. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value would be adjusted.
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
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of approximately $0.1 million, with an offsetting decrease to retained earnings.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of SFAS No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation
CPA®:14 2008 10-K — 37

techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008 (Note 2), with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations and we believe that the remaining application of SFAS 157 will not have a material effect on our financial position and results of operations.
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
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R may have an impact on our results of operations to the extent we enter into new acquisitions that are considered business combinations in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties. We are currently assessing the potential impact that the adoption of SFAS 141R will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. This standard could affect the presentation and disclosure of our non controlling interests in consolidated subsidiaries. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
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
CPA®:14 2008 10-K — 38

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Item 7 — “Current Developments and Trends”).
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. In addition, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. At December 31, 2008, we have two interest rate swaps with a combined fair value liability of $2.3 million.
In connection with a German transaction in 2007 (Note 7), two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss (not our proportionate share) of $3.5 million during 2008. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in connection with the Merger. The subordinated interests are payable only after all other
CPA®:14 2008 10-K — 39

classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of December 31, 2008, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At December 31, 2008, our total interest in CCMT had a fair value of $11.4 million, a reduction of $2.5 million from the fair value as of December 31, 2007. The decrease was primarily due to the deterioration in the credit markets in 2008.
At December 31, 2008, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at December 31, 2008 ranged from 5.5% to 9.4%. The annual interest rates on our variable rate debt at December 31, 2008 ranged from 5.2% to 6.5%. Our debt obligations are more fully described in “Financial Condition” above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2008 (in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$62,110	$79,706	$265,100	$155,609	$3,313	$125,425	$691,263	$674,033
Variable rate debt	$5,053	$5,366	$5,609	$5,642	$6,105	$91,756	$119,531	$117,304
The fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A change in interest rates of 1% would increase or decrease the fair value of such debt by an aggregate of $25.7 million or $24.5 million, respectively. Annual interest expense on our unhedged variable rate debt that does not currently bear interest at fixed rates would increase or decrease by less than $0.1million for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements, particularly in the Euro, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are currently a net receiver of the Euro (we receive more cash than we pay out), and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to it. We recognized net realized foreign currency translation gains of $3.4 million for the year ended December 31, 2008. The net unrealized foreign currency translation losses for year ended December 31, 2008 was de minimis. Such gains or losses are included in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and to some extent mitigate the risk from changes in foreign currency rates. For the year ended December 31, 2008, Carrefour France SAS, which leases properties in France, contributed 12% of lease revenues. The leverage on the non-recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2009	2010	2011	2012	2013	Thereafter	Total
Euro	$23,896	$23,896	$11,151	$6,022	$6,022	$5,899	$76,886
British pound sterling	1,003	1,133	1,096	1,095	1,238	1,197	6,762

	$24,899	$25,029	$12,247	$7,117	$7,260	$7,096	$83,648

CPA®:14 2008 10-K — 40

Scheduled debt service payments (principal and interest) for the mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2009	2010	2011	2012	2013	Thereafter	Total
Euro	$14,681	$15,083	$14,893	$14,615	$14,610	$232,531	$306,413
British pound sterling	415	415	416	418	418	9,409	11,491

	$15,096	$15,498	$15,309	$15,033	$15,028	$241,940	$317,904

(a)	Based on the applicable exchange rate as of December 31, 2008. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on variable rate debt obligations was calculated using the applicable annual interest rates and balances outstanding as of December 31, 2008.
As a result of statutory lease durations in France, projected debt service obligations exceed projected lease revenues in the years 2011 and thereafter. We currently expect the impact from future lease renewals, including any renewals on our properties in France, will be sufficient to cover our debt service obligations in those years.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the Merger. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of December 31, 2008, warrants issued to us were classified as derivative instruments and had an aggregate fair value of $1.6 million.
CPA®:14 2008 10-K — 41

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:14 2008 10-K — 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 25, 2009
CPA®:14 2008 10-K — 43

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Real estate, net	$1,087,036	$1,139,131
Net investment in direct financing leases	124,731	128,058
Equity investments in real estate	156,344	166,125
Cash and cash equivalents	125,746	122,503
Intangible assets, net	72,877	79,353
Other assets, net	70,696	79,978

Total assets	$1,637,430	$1,715,148

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$810,794	$847,587
Accounts payable, accrued expenses and other liabilities	19,149	15,515
Prepaid and deferred rental income and security deposits	25,650	27,898
Due to affiliates	21,322	26,039
Distributions payable	17,315	17,116

Total liabilities	894,230	934,155

Minority interest in consolidated entities	16,548	18,033

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 93,654,012 and 92,112,004 shares issued, respectively	94	92
Additional paid-in capital	916,069	894,773
Distributions in excess of accumulated earnings	(127,093)	(103,207)
Accumulated other comprehensive income	4,427	18,074

	793,497	809,732
Less, treasury stock at cost, 5,804,003 and 4,293,933 shares, respectively	(66,845)	(46,772)

Total shareholders’ equity	726,652	762,960

Total liabilities and shareholders’ equity	$1,637,430	$1,715,148

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 2008 10-K — 44

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2008	2007	2006
Revenues
Rental income	$146,113	$142,014	$115,194
Interest income from direct financing leases	15,359	16,472	14,353
Other operating income	5,567	5,436	3,835

	167,039	163,922	133,382

Operating Expenses
Depreciation and amortization	(32,809)	(33,365)	(27,463)
Property expense	(33,044)	(30,503)	(22,898)
General and administrative	(8,282)	(7,957)	(6,681)
Impairment charges	(1,139)	(345)	—

	(75,274)	(72,170)	(57,042)

Other Income and Expenses
Advisor settlement (Note 14)	10,868	—	—
Income from equity investments in real estate	637	17,089	27,410
Other interest income	4,123	3,950	3,103
Minority interest in income	(2,037)	(1,564)	(1,956)
Gain on exchange or sale of real estate, net	538	9,509	—
Gain on foreign currency transactions, derivative instruments and other, net	3,309	1,470	3,274
Interest expense	(62,676)	(63,985)	(50,676)

	(45,238)	(33,531)	(18,845)

Income from continuing operations before income taxes	46,527	58,221	57,495
Provision for income taxes	(2,241)	(1,948)	(67)

Income from continuing operations	44,286	56,273	57,428

Discontinued Operations
Income (loss) from operations of discontinued properties	354	337	(992)
Gain on sale of real estate, net	524	7,780	13,182

Income from discontinued operations	878	8,117	12,190

Net Income	$45,164	$64,390	$69,618

Earnings Per Share
Income from continuing operations	$0.50	$0.65	$0.83
Income from discontinued operations	0.01	0.08	0.16

Net income	$0.51	$0.73	$0.99

Weighted Average Shares Outstanding	88,174,907	87,860,052	70,421,426

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 2008 10-K — 45

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2008	2007	2006
Net Income	$45,164	$64,390	$69,618
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(9,006)	5,888	4,269
Change in unrealized (loss) gain on marketable securities	(2,385)	385	452
Change in unrealized loss on derivative instruments	(2,256)	—	—

	(13,647)	6,273	4,721

Comprehensive Income	$31,517	$70,663	$74,339

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 2008 10-K — 46

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(in thousands, except share and per share amounts)

				Distributions	Accumulated
			Additional	in Excess of	Other
		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	Earnings	Income	Stock	Total
Balance at January 1, 2006	68,280,126	$70	$636,009	$(81,166)	$7,080	$(20,029)	$541,964
Shares issued $.001 par, at $11.85 - $12.40 per share, net of offering costs	1,023,137	1	10,768				10,769
Shares issued in connection with the CPA®:12 merger, $.001 par, at $11.85 per share	18,470,351	18	218,856				218,874
Shares, $.001 par, issued to the advisor at $12.40 per share	712,409	1	8,737				8,738
Distributions declared ($0.7711 per share) (a)				(87,857)			(87,857)
Net income				69,618			69,618
Change in other comprehensive income (loss)					4,721		4,721
Repurchase of shares	(833,318)					(9,187)	(9,187)

Balance at December 31, 2006	87,652,705	90	874,370	(99,405)	11,801	(29,216)	757,640

Cumulative effect adjustment from adoption of FIN 48 (Note 16)				(80)			(80)

Balance at January 1, 2007	87,652,705	90	874,370	(99,485)	11,801	(29,216)	757,560

Shares issued $.001 par, at $13.20 per share, net of offering costs	745,265	1	9,156				9,157
Shares, $.001 par, issued to the advisor at $13.20 per share	852,132	1	11,247				11,248
Distributions declared ($0.7766 per share)				(68,112)			(68,112)
Net income				64,390			64,390
Change in other comprehensive income (loss)					6,273		6,273
Repurchase of shares	(1,432,031)					(17,556)	(17,556)

Balance at December 31, 2007	87,818,071	92	894,773	(103,207)	18,074	(46,772)	762,960

Shares issued $.001 par, at $14.00 - $14.50 per share, net of offering costs	691,750	1	9,147				9,148
Shares, $.001 par, issued to the advisor at $14.00 - $14.50 per share	850,258	1	12,149				12,150
Distributions declared ($0.7848 per share)				(69,050)			(69,050)
Net income				45,164			45,164
Change in other comprehensive income (loss)					(13,647)		(13,647)
Repurchase of shares	(1,510,070)					(20,073)	(20,073)

Balance at December 31, 2008	87,850,009	$94	$916,069	$(127,093)	$4,427	$(66,845)	$726,652

(a)	Excludes special distributions totaling $0.49 per share declared in 2006 (Note 15).
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 2008 10-K — 47

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2008	2007	2006
Cash Flows — Operating Activities
Net income	$45,164	$64,390	$69,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	37,792	40,139	29,366
Straight-line rent adjustments	(1,225)	(2,289)	(2,344)
Income from equity investments in real estate in excess of distributions received	12,447	598	8,989
Minority interest in income	2,037	1,564	1,956
Issuance of shares to affiliate in satisfaction of fees due	12,150	11,346	8,741
Impairment charges	1,139	345	—
Realized gain on foreign currency transactions, net	(3,435)	(2,018)	(417)
Unrealized loss (gain) on foreign currency transactions, net	5	289	(513)
Realized (gain) loss on sale of securities	(708)	(1,648)	158
Reversal of unrealized gain (loss) on warrants and derivatives	708	2,207	(229)
Unrealized loss (gain) on warrants and derivatives, net	351	(312)	(2,273)
Gain from sale or exchange of real estate	(1,062)	(17,289)	(13,182)
Change in other operating assets and liabilities, net	5,334	(7,592)	2,362

Net cash provided by operating activities	110,697	89,730	102,232

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	7,921	57,150	81,788
Acquisitions of real estate and equity investments in real estate and other capitalized costs (a)	—	(32,664)	(1,085)
Proceeds from sale of real estate	15,057	49,220	37,628
Exercise of common stock warrants	—	(999)	—
Proceeds from sale of securities	708	3,160	2,986
Cash payments to shareholders of acquired company	—	—	(102,176)
Cash overdraft assumed in acquisition of CPA®:12’s business operations (b)	—	—	(3,950)
Capital contributions to equity investments in real estate	(11,928)	—	(45,481)
Funds placed in restricted account for future investment	—	—	(21,741)
Funds released from restricted account	—	617	21,741
Payment of deferred acquisition fees to an affiliate	(3,846)	(4,369)	(3,514)

Net cash provided by (used in) investing activities	7,912	72,115	(33,804)

Cash Flows — Financing Activities
Distributions paid	(68,851)	(68,323)	(83,633)
Distributions paid to minority interest partner	(3,522)	(2,996)	(3,869)
Proceeds from mortgages and credit facility	9,740	171,657	40,000
Prepayment of mortgage principal and credit facility	(20,510)	(134,074)	(27,167)
Scheduled payments of mortgage principal	(17,383)	(16,552)	(12,580)
Proceeds from loan from affiliate	—	—	24,000
Prepayment of loan from affiliate	—	—	(24,000)
Deferred financing costs and mortgage deposits	(576)	(768)	(1,731)
Proceeds from stock issuance, net of costs	9,148	9,059	10,766
Purchase of treasury stock	(20,073)	(17,556)	(9,187)

Net cash used in financing activities	(112,027)	(59,553)	(87,401)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(3,339)	1,221	93

Net increase (decrease) in cash and cash equivalents	3,243	103,513	(18,880)
Cash and cash equivalents, beginning of year	122,503	18,991	37,871

Cash and cash equivalents, end of year	$125,746	$122,504	$18,991

(Continued)
CPA®:14 2008 10-K — 48

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Non-cash activities
(a)	Included in the cost basis of real estate and equity investments acquired in 2007 are deferred acquisition fees payable to W. P. Carey & Co., LLC of $3 million. No such fees were incurred in 2008 or 2006.
(b)	The merger with Corporate Property Associates 12 Incorporated (“CPA®:12”), an affiliate, as described in Note 3, consisted of the acquisition and assumption of certain assets and liabilities, respectively, at fair value in exchange for the issuance of shares, a cash payment to CPA®:12 shareholders who elected to redeem their shares and certain costs, as follows (in thousands):

Real estate accounted for under the operating method	$214,858
Net investment in direct financing leases	19,799
Intangible assets	93,019
Equity investments	111,977
Investment in mortgage loan securitization	7,346
Other assets	4,415
Non-recourse debt (cost $110,041)	(116,082)
Redemption of CPA®:12 shareholders	(102,176)
Other liabilities (1)	(13,966)
Elimination of minority interest	3,634
Issuance of common stock	(218,874)

Cash overdraft assumed in acquisition of CPA®:12’s business operations	$(3,950)

(1)	Includes deferred fees of $2.7 million payable to the advisor (Note 4).
As part of the Merger, we issued 18,470,351 shares of our common stock to CPA®:12 shareholders in exchange for 21,249,828 shares of common stock of CPA®:12.
Supplemental cash flow information
Interest paid was $61.3 million, $60.8 million and $49.2 million in 2008, 2007 and 2006, respectively. No interest was capitalized in 2008, 2007 and 2006.
Income taxes paid were $0.6 million, $0.9 million and $0.2 million in 2008, 2007 and 2006, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 2008 10-K — 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
Corporate Property Associates 14 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of lease terminations, lease expirations, contractual rent increases, the timing of new lease transactions, tenant defaults and sales of properties. As of December 31, 2008, our portfolio consisted of our full or partial ownership interest in 315 properties leased to 91 tenants, totaling approximately 30 million square feet (on a pro rata basis) with an occupancy rate of 99%. We are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
We were formed as a Maryland corporation in June 1997. Between November 1997 and November 2001, we sold a total of 65,794,280 shares of common stock for a total of $657.9 million in gross offering proceeds. These proceeds have been combined with non-recourse mortgage financing to purchase our real estate portfolio. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
On December 1, 2006, we completed a Merger (the “Merger”) with CPA®:12 for a total purchase price of $540.5 million. Refer to Note 3 for details of the Merger.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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
We have several interests in ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of Staff Position No. 150-3 (“FSP 150-3”). As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests at December 31, 2008 and 2007 was $11.9 million and $12.1 million, respectively. The fair value of these minority interests at December 31, 2008 and 2007 was $22.5 million and $28.3 million, respectively.

CPA®:14 2008 10-K — 50

Notes to Consolidated Financial Statements
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
Out-of-Period Adjustments
During the first quarter of 2007, we identified errors in the consolidated financial statements for the years ended December 31, 2003 — 2006. These errors related to accounting for foreign income taxes (aggregating $0.4 million over the period from 2003-2006) and valuation of stock warrants (aggregating $1 million in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), because of net cash settlement features. In addition, during the third quarter of 2007, we determined that a longer schedule of depreciation and amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. This effectively understated our income from equity investments in real estate by $1.4 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively.
We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustments were not material to the year ended December 31, 2007. As such, the cumulative effects were recorded in the consolidated statements of income as out-of-period adjustments in the periods the issues were identified. The effect of these adjustments was to decrease income from continuing operations before income taxes by $0.8 million, increase the provision for income taxes by $0.4 million and decrease net income by $1.2 million for the year ended December 31, 2007.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition or planned disposition of certain properties as discontinued operations for all periods presented (Note 17).
Purchase Price Allocation
In connection with our acquisition of properties, including properties acquired in the Merger, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets, including the above-market value of leases, the value of in-place leases and the value of tenant relationships, are recorded at their relative fair values. The below-market value of leases are also recorded at the relative fair values and are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
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
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values.

CPA®:14 2008 10-K — 51

Notes to Consolidated Financial Statements
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
The value of in-place leases is amortized to expense over the remaining initial term of each lease. The value of tenant relationship is amortized to expense over the initial and expected renewal terms of the lease. However no amortization periods for intangibles will exceed the remaining depreciable life of the building. The purchase price allocation in connection with the Merger is described in Note 3.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2008 and 2007, our cash and cash equivalents were held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations (Note 9) and common stock in publicly-traded companies, are classified as available for sale securities and reported at fair value, with our interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
Other Assets and Other Liabilities
Included in Other assets, net are escrow balances and tenant security deposits held by lenders, restricted cash balances, accrued rents and interest receivable, common stock warrants, prepaid expenses, marketable securities, deferred charges and deferred rental income. Included in other liabilities are derivatives and miscellaneous amounts held on behalf of tenants. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.
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
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2008, lessees were responsible for the direct payment of real estate taxes of approximately $19 million.
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

CPA®:14 2008 10-K — 52

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
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (20 lessees represented 62% of lease revenues during 2008), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation in addition to solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on its knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally ranging from 7 to 40 years. Depreciation of tenant improvements is computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. We perform a review of our estimate of the residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in our current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If, in our opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
We evaluate our marketable securities for impairment as of each reporting period. For any securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.

CPA®:14 2008 10-K — 53

Notes to Consolidated Financial Statements
Assets Held for Sale
Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when we have committed to a plan to actively market a property for sale and expect that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (Note 17).
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
We recognize gains and losses on the sale of properties when, among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.
Foreign Currency Translation
We consolidate real estate investments in the Netherlands, Finland, France and the United Kingdom. The functional currencies for these investments are the Euro and British pound sterling. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2008 and 2007, the cumulative foreign currency translation adjustment gain was $7.5 million and $16.9 million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt. We acquired our first international equity investment in real estate in 2007 (Note 7).
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income. We recognized unrealized (losses) gains of $(0.3) million and $0.5 million from such transactions in the years ended December 31, 2007 and 2006, respectively. The recognized unrealized loss for the year ended December 31, 2008 was de minimis. In the years ended December 31, 2008, 2007 and 2006, we recognized realized gains of $3.4 million, $2 million and $0.4 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We account for derivative instruments in accordance with SFAS 133. We measure derivative instruments at fair value and record them as an asset or liability, depending on our right or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

CPA®:14 2008 10-K — 54

Notes to Consolidated Financial Statements
We use derivative instruments to reduce our exposure to fluctuations in interest rates and market fluctuations on equity securities. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes and have a policy of only entering into derivative contracts with major financial institutions. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. Lessees may also grant us common stock warrants in connection with structuring the initial lease transactions that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Our principal derivative instruments consist of interest rate swaps, embedded credit derivatives and common stock warrants (Note 11).
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes and a provision for such taxes is included in the consolidated financial statements. The tax provision for the three months ended March 31, 2007 included $0.4 million in expenses related to the years ended December 31, 2003 — 2006 that had not previously been accrued (see Out-of-Period Adjustments above).
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of approximately $0.1 million, with an offsetting decrease to retained earnings.
Earnings Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of SFAS No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS

CPA®:14 2008 10-K — 55

Notes to Consolidated Financial Statements
157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we believe that the remaining application of SFAS 157 will not have a material effect on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$13,968	$181	$—	$13,787
Derivative assets	1,601	—	—	1,601

	$15,569	$181	$—	$15,388

Liabilities:
Derivative liabilities	$2,256	$—	$2,256	$—

Cash and cash equivalents balances totaling $99.2 million at December 31, 2008 were held in money market funds and approximated their fair value. Financial assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative
	Securities	Assets	Total Assets
Balance at January 1, 2008	$16,408	$2,564	$18,972
Total gains or losses (realized and unrealized):
Included in earnings	(96)	(255)	(351)
Included in other comprehensive income	(2,208)	—	(2,208)
Amortization and accretion	(317)	—	(317)
Purchases, issuances, and settlements	—	(708)	(708)

Balance at December 31, 2008	$13,787	$1,601	$15,388

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(96)	$(963)	$(1,059)

Gains and losses (realized and unrealized) included in earnings are included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
At December 31, 2008, we assessed the value of certain of our unconsolidated ventures in accordance with SFAS 157. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. For unconsolidated ventures in operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as projected property net operating income and the valuation of venture debt. We determined that the significant inputs used to value our unconsolidated ventures fall within Level 3. Based on this valuation, we estimated that our interests in unconsolidated ventures had an aggregate fair value of $233.9 million at December 31, 2008. In connection with this valuation, we recorded a valuation adjustment for other than temporary impairments on specific ventures totaling $9.8 million, calculated based on market conditions and assumptions at December 31, 2008. Actual results may differ materially if market conditions or the underlying assumptions change.

CPA®:14 2008 10-K — 56

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
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R may have an impact on our results of operations to the extent we enter into new acquisitions that are considered business combinations in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties. We are currently assessing the potential impact that the adoption of SFAS 141R will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. This standard could affect the presentation and disclosure of our non controlling interests in consolidated subsidiaries. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
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
CPA®:14 2008 10-K — 57

Notes to Consolidated Financial Statements
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
Note 3. Business Combination with Corporate Property Associates 12 Incorporated
On December 1, 2006, we completed the Merger with CPA®:12. The Merger provided a liquidity event for CPA®:12 shareholders and provided us with the opportunity to continue to grow and enhance our investment portfolio. Under the terms of the Merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company, we acquired CPA®:12’s business on December 1, 2006 and are the surviving company. The total purchase price for CPA®:12 was $540.5 million, which was comprised of 18,470,351 shares of our common stock ($218.9 million based on a value of $11.85 per share), $102.2 million in consideration for CPA®:12 shareholders who redeemed their interests (9,920,039 shares of CPA®:12), $215.4 million in fair value of debt and other liabilities assumed (including our pro rata share of fair value of debt assumed on investments accounted for under the equity method) and transaction costs of $4.1 million. Prior to the Merger, CPA®:12 sold certain of its properties or interests in properties to third parties and to the advisor, which had remaining lease terms of eight years or less and therefore did not meet our investment objectives. As a result of these sales and prior to the Merger, CPA®:12 paid a special distribution to its shareholders of $99.4 million in addition to a distribution of $4.3 million from its operations for the period from October 1, 2006 through November 30, 2006. We also owned a 50% interest in one of these properties, which was sold to a third party in October 2006, and as a result of the sale, we made a special cash distribution of $0.04 per share to our shareholders at the close of the Merger.
Under the terms of the Merger agreement, CPA®:12’s shareholders had the right to elect to receive either $10.30 per share in cash or 0.8692 shares of CPA®:14 for each share of CPA®:12 owned as of October 20, 2006. The value of properties acquired and the exchange rates were based in large part on a third party valuation of the properties belonging to CPA®:12 as of December 31, 2005 and were subsequently adjusted to reflect the restructuring of a lease with Starmark Holdings LLC (Note 7) but did not take into account any additional changes in value that may have occurred subsequent to December 31, 2005.
We accounted for the Merger under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consisted of commercial real estate assets net leased to single tenants, lease-related intangible assets, cash, a subordinated interest in a mortgage loan securitization, receivables and deposits. The liabilities assumed primarily consisted of non-recourse debt, accrued interest, accounts payable, security deposits and amounts due to former CPA®:12 shareholders. The amounts due to former CPA®:12 shareholders were paid on December 1, 2006. In addition, the advisor owned 2,134,140 shares of CPA®:12 as of December 1, 2006 and elected to receive $9.9 million in cash and 1,022,800 shares of our stock on consummation of the Merger.
In connection with the Merger, we entered into a $150 million credit facility with Wells Fargo Bank, which we terminated in May 2008 (Note 12). Additionally, the advisor agreed to make available to us a loan of up to $50 million to be funded using the advisor’s existing credit line. In connection with the consummation of the Merger on December 1, 2006, we borrowed $24 million from the advisor at an annual interest rate of 8.3% to facilitate the Merger closing. We repaid the loan with interest on December 5, 2006 with proceeds from the credit facility.
On completion of the Merger, CPA®:12 paid the advisor termination and disposition compensation totaling $49.8 million. The advisor has waived any acquisition fees payable after the Merger by us under our advisory agreement with the advisor in respect of the properties being acquired in the Merger and has also waived any disposition fees that may subsequently be payable by us to the advisor upon a sale of such assets. As described in Note 4, we assumed deferred acquisition fees incurred by CPA®:12.
Note 4. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of
CPA®:14 2008 10-K — 58

Notes to Consolidated Financial Statements
directors. For 2008, 2007 and 2006, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $12.1 million, $12 million and $8.7 million in 2008, 2007 and 2006, respectively, and performance fees in like amounts, both of which are included in Property expense in the consolidated financial statements. As of December 31, 2008, the advisor owned 6,544,187 shares (7.5%) of our common stock.
In connection with structuring and negotiating investments and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate costs of investments acquired, of which 2% is deferred and payable in equal annual installments each January over no less than eight years following the first anniversary of the date a property was purchased. Unpaid installments bear interest at an annual rate of 6%. In connection with the Merger, we assumed deferred fees incurred by CPA®:12 totaling $2.7 million that bear interest at an annual rate of 7% and have scheduled installment payments through 2013. Current and deferred acquisition fees were $3.8 million and $3 million, respectively, for investments that were acquired during 2007. No such fees were incurred during 2008 or 2006. Unpaid deferred installments totaled $10.5 million and $14.3 million as of December 31, 2008 and 2007, respectively, and were included in Due to affiliates in the consolidated financial statements. Annual installments of $3.8 million, $4.4 million and $3.5 million in deferred fees were paid in cash to the advisor in January 2008, 2007 and 2006, respectively. During 2008 and 2006, we paid mortgage refinancing fees to the advisor of $0.9 million and $0.3 million, respectively, in connection with the refinancing of mortgages. No such mortgage refinancing fees were paid during 2007.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $2.6 million, $3.5 million and $2.7 million in 2008, 2007 and 2006, respectively, which are included in General and administrative expenses in the consolidated financial statements.
The advisor is obligated to reimburse us for the amount by which our operating expenses exceed the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that such excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.
The advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of our assets since our inception, subject to certain conditions and excluding proceeds from the sale of investments acquired in the Merger (Note 3). Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since our inception. The advisor’s interest in such disposition fees amounts to $5.1 million at both December 31, 2008 and 2007. Payment of such amount, however, cannot be made until the subordination provisions are met. We have concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in Due to affiliates in the consolidated financial statements.
We own interests in entities ranging from 12% to 90%, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 7).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of that agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.7 million in both 2008 and 2007 and $0.8 million in 2006. Based on current gross revenues, our current share of future annual minimum lease payments would be $0.6 million through 2016.
CPA®:14 2008 10-K — 59

Notes to Consolidated Financial Statements
In 2006, in connection with the Merger, we borrowed $24 million from our advisor to facilitate the Merger closing. Proceeds from our credit facility subsequently were used to repay the borrowing. We incurred interest expense of less than $0.1 million in connection with this borrowing.
Note 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	December 31,
	2008	2007
Land	$231,325	$236,546
Buildings (a)	1,044,450	1,064,959
Less: Accumulated depreciation	(188,739)	(162,374)

	$1,087,036	$1,139,131

(a)	During 2008, we incurred an impairment charge of $1 million on a domestic property to reduce the property’s carrying value to its estimated fair value.
In June 2006, we entered into an agreement with a developer to demolish an existing warehouse facility and redevelop the existing land as part of the construction of a new retail shopping center. In connection with demolishing the property, we recognized a charge to depreciation expense of $3.7 million to fully depreciate the property in June 2006. We defeased the outstanding non-recourse mortgage obligation of $3.9 million upon entering into this transaction. Construction of the center was funded entirely by the developer and was completed in November 2007, at which time we exchanged our redeveloped land for cash proceeds of $1 million and a condominium interest in the newly constructed retail facility with a tenant in place. In connection with this transaction, we recognized a gain on the exchange of $8.5 million.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI — based increases, under non-cancelable operating leases are as follows (in thousands):

Year ending December 31,
2009	$146,944
2010	144,047
2011	130,134
2012	125,361
2013	125,670
Thereafter through 2024	755,926
Percentage rent revenue for operating leases was less than $0.1 million in 2008. There was no percentage rent revenue for operating leases in 2007 or 2006.
Note 6. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2008	2007
Minimum lease payments receivable	$199,384	$219,468
Unguaranteed residual value	120,009	123,675

	319,393	343,143
Less: unearned income	(194,662)	(215,085)

	$124,731	$128,058

CPA®:14 2008 10-K — 60

Notes to Consolidated Financial Statements
Collins & Aikman Corporation leases six properties from us under a master lease that is characterized as a direct financing lease. In connection with its emergence from bankruptcy protection in October 2007, Collins & Aikman affirmed the master lease for four of these properties and agreed to repurchase the remaining two properties from us. We completed the sale in December 2007 for $10.7 million, net of selling costs, and recognized a gain on the sale of $1.1 million, excluding an impairment charge of $0.3 million recognized during the second quarter of 2007. In connection with this transaction, we defeased $7.9 million of the existing $15.4 million non-recourse mortgage on the six properties and incurred defeasance costs totaling $1.2 million.
We perform a review of our estimate of the residual value of our direct financing leases at least annually in order to determine if there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets. In connection with this review, we recognized impairment charges totaling $0.1 million in 2008 on several domestic properties to reflect the declines in the unguaranteed residual values of these properties.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI — based increases, under non-cancelable direct financing leases are as follows (in thousands):

Year ending December 31,
2009	$15,037
2010	15,238
2011	15,301
2012	15,301
2013	15,443
Thereafter through 2031	123,064
There was no percentage rent revenue for direct financing leases in 2008. Percentage rent revenue for direct financing leases was $0.1 million in both 2007 and 2006.
Note 7. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less and we exercise significant influence, and (ii) as tenants-in-common subject to common control. All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
Upon completion of the Merger in December 2006, we acquired interests in several investments in real estate that we account for under the equity method of accounting. We increased our existing ownership interests in several equity investments in real estate to 56% and 67%; however, we continue to account for these properties under the equity method of accounting under the provisions of EITF 04-05, as described in Note 2. We acquired the remaining interests in two existing investments that had previously been accounted for under the equity method of accounting and consolidated these investments from December 1, 2006.
CPA®:14 2008 10-K — 61

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below (dollars in thousands):

	Ownership
	Interest at	Carrying Value at December 31,
Lessee	December 31, 2008	2008	2007
True Value Company	50%	$31,916	$32,164
Advanced Micro Devices, Inc. (a)	67%	29,579	18,533
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	32%	19,399	23,852
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	12,992	13,028
Best Buy Co., Inc. (c)	37%	12,469	22,559
The Upper Deck Company (c)	50%	11,673	13,430
Starmark Holdings LLC, Life Time Fitness, Inc. and Town Sports International Holdings, Inc. (d)	56%	10,898	11,615
Compucom Systems, Inc.	67%	10,958	11,788
Del Monte Corporation (c)	50%	8,135	8,832
ShopRite Supermarkets, Inc.	45%	6,696	6,824
Checkfree Holdings, Inc.	50%	1,653	2,053
Sicor, Inc. (e)	50%	493	2,005
Dick’s Sporting Goods, Inc. (f)	45%	(517)	(558)

		$156,344	$166,125

(a)	In connection with a mortgage refinancing in 2008, we contributed $11.9 million to this venture to pay off an existing non-recourse mortgage loan.

(b)	We acquired two related investments in 2007 that are accounted for under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The remaining ownership of these entities is held by our advisor and certain of our affiliates. The primary purpose of these investments was to ultimately acquire an interest in the underlying properties and as such was structured to effectively transfer the economics of ownership to the CPA® REITs while still monetizing the sales value by transferring the legal ownership in the underlying properties over time. In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. Concurrently, we also acquired an interest in a second venture (the “lending venture”) that made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 32%. The total cost of the interests in these ventures, which are owned with affiliates, is $446.4 million. In connection with these transactions, the ventures obtained combined non-recourse financing of $378.6 million, having a fixed annual interest rate of 5.5% and a term of 10 years. All dollar amounts are based upon the exchange rate of the Euro at the date of acquisition.

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

Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect upon exercise of the respective purchase option or put option to have the loan from the lending venture to the seller repaid by a deemed transfer of cash in amounts necessary to fully satisfy the seller’s obligations to the lending venture and the lending venture shall be deemed to have transferred such funds up to the CPA® REITs as if they had recontributed them down into the property venture based on their pro rata ownership. Accordingly, at December 31, 2008 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest — the aggregate of which would be approximately $2.4 million with our share approximating $0.8 million. In addition, our maximum exposure to loss on these
CPA®:14 2008 10-K — 62

Notes to Consolidated Financial Statements

ventures was approximately $20.2 million (inclusive of both our existing investment and the amount to fund our future commitment).

(c)	We recognized impairment charges totaling $9.8 million during the fourth quarter of 2008 to reduce three ventures’ carrying value to their estimated fair value ($8.6 million — Best Buy Co., Inc; $1.1 million — The Upper Deck Company; $0.1 million — Del Monte Corporation).

(d)	Together with an affiliate, we own an interest in a venture that owned fifteen properties formerly leased to Starmark Holdings LLC (“Starmark”) under a master lease agreement. We owned a 41% interest in this venture and acquired an additional 15% interest in the venture in the Merger, and account for this investment under the equity method of accounting. Our interest in this investment accounted for $1.6 million, $7.3 million and $(7.8) million of income (loss) from equity investments in real estate for the years ended December 31, 2008, 2007 and 2006, respectively. The loss in 2006 reflects the recognition of impairment charges and prepayment penalties and debt defeasance costs as described below.

In June 2006, the advisor entered into a lease restructuring agreement with Starmark under which six properties under the master lease agreement were re-leased to Life Time Fitness, Inc., a new tenant unaffiliated with Starmark. Life Time agreed to provide a total of $20 million of improvements to these six properties, comprised of a rent abatement to Life Time of $2.3 million, security deposits and prepaid rent released by Starmark totaling $7.7 million and a commitment by Life Time to fund $10 million of improvements in exchange for the transfer to Life Time of four properties formerly leased to Starmark. The $10 million commitment by Life Time is secured by letters of credit totaling $10 million. The venture transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture had previously written down the four transferred properties to their estimated fair values, as described below. The $20 million of improvements are for the benefit of the venture and will be retained by the venture upon expiration of the lease. An additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark. In December 2006, upon entering into new leases for the venture’s four remaining properties, the venture terminated the agreement with Starmark and recognized lease termination income of $8.1 million, comprised of security deposits and prepaid rent from Starmark totaling $7.7 million and the release of real estate tax escrows of $0.4 million. During the fourth quarter of 2007, the venture sold these four properties for $41.4 million, net of selling costs and recognized a gain on the sale of $12.3 million.

In connection with these transactions, the venture recognized impairment charges on this investment during 2006 totaling $25 million, comprised of a charge of $18.7 million to write off intangible assets on properties leased to Starmark and an impairment charge of $6.3 million to reduce the carrying value of the four transferred properties to their estimated fair values.

In April 2006, the venture prepaid/defeased the existing debt of $100.9 million and incurred prepayment penalties and debt defeasance costs totaling $10.1 million. In November 2006, the venture obtained new non-recourse mortgage financing of $80 million on the Life Time properties at a fixed annual interest rate of 5.8% with a 10-year term. In April 2007, the venture obtained new non-recourse mortgage financing of $8 million on the Town Sports property at a fixed annual interest rate of 5.6% and with a 10-year term.

Our share of the effects of the venture’s transactions is reflected as part of income from equity investments in our statements of income in the periods described.

(e)	Decrease is primarily due to amortization of differences between the fair value of the investment at the date of acquisition of the venture and the carrying value of its net assets at that date.

(f)	In January 2007, this venture obtained non-recourse mortgage financing of $23 million and distributed the proceeds to the venture partners. Although we are not obligated to do so, based on the fair value of the property we expect to fund any deficits this venture may incur.
CPA®:14 2008 10-K — 63

Notes to Consolidated Financial Statements
Combined summarized financial information of our interest in venture properties (for the entire entities, not our proportionate share) is presented below (in thousands):

		December 31,
		2008	2007
Assets		$1,685,258	$1,803,515
Liabilities		(1,007,937)	(1,113,645)

Partners’ and members’ equity		$677,321	$689,870

	Years ended December 31,
	2008	2007	2006(a)
Revenue	$157,208	$144,038	$105,543
Expenses	(92,713)	(80,333)	(70,576)
Gain on sale of real estate (b)	—	12,253	74,069
Impairment charge (c)	—	—	(24,978)

Net income	$64,495	$75,958	$84,058

Our share of net income from equity investments in real estate (d)	$637	$17,089	$27,410

(a)	Results for equity investees are presented for the period during which we accounted for the investee under the equity method of accounting (that is, December 1, 2006 through December 31, 2006 for investments acquired during the Merger and January 1, 2006 through November 30, 2006 for the two investments that we consolidated following our acquisition of the remaining interests in the Merger). Results for investments we owned as of January 1, 2006, including those in which we acquired an additional interest in the Merger, are presented for the full year.

(b)	Gain on sale of real estate in 2007 reflects gain on the sale of certain properties formerly leased to Starmark as described above.

In June 2006, a venture in which we and an affiliate held 40% and 60% interests, respectively, sold a property in New York for $200 million, net of closing costs, and recognized a gain on the sale of $41.1 million, net of a $10.3 million writeoff of unrecoverable receivables related to future stated rent increases. In connection with the sale, the venture repaid the existing non-recourse mortgage obligation of $81.2 million and incurred a charge for prepayment penalties and related costs totaling $3 million.

In October 2006, a venture through which we and an affiliate held 49.99% and 50.01% interests, respectively, in a property in California, sold the property for $56.4 million, net of closing costs, and recognized a gain on the sale of $14.4 million. The venture also recognized a gain of $18.6 million on the sale of additional properties in which we had no ownership interest. In connection with the sale, the venture repaid the existing non-recourse mortgage obligation of $19.7 million and incurred a charge for prepayment penalties and related costs totaling $1.8 million.

(c)	Impairment charge in 2006 reflects impairment charges and the writeoff of intangible assets incurred in connection with the Starmark transaction as described above.

(d)	Inclusive of (i) amortization of differences between the fair value of investments acquired in the Merger and the carrying value of the ventures’ net assets as of the date of the Merger and (ii) impairment charges as described above.
CPA®:14 2008 10-K — 64

Notes to Consolidated Financial Statements
Note 8. Intangibles
In connection with our acquisition of properties from CPA®:12 in the Merger, we recorded net lease intangibles of $80.6 million, which are being amortized over periods ranging from 9 to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Intangibles are summarized as follows (in thousands):

	December 31,
	2008	2007
Lease intangibles
In-place lease	$33,420	$33,448
Tenant relationship	10,217	10,224
Above-market rent	42,333	42,398
Less: accumulated amortization	(13,093)	(6,717)

	$72,877	$79,353

Below-market rent	$(5,365)	$(5,365)
Less: accumulated amortization	286	149

	$(5,079)	$(5,216)

Net amortization of intangibles, including the effect of foreign currency translation, was $6.2 million for each of the years ended December 31, 2008 and 2007. Based on the intangibles recorded as of December 31, 2008, scheduled annual net amortization of intangibles for each of the next five years is expected to be $6.2 million.
In connection with a lease termination during 2007, we wrote off intangible assets totaling $1.3 million, comprised of $1 million related to in-place lease, $0.2 million related to tenant relationship and $0.1 million related to above-market rent.
Note 9. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. In December 2006, we acquired CPA®:12’s share of the CCMT at a fair value of $7.3 million upon completion of the Merger. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa/AAA by Moody’s Investors Service, Inc. and Fitch, Inc., respectively, had a fair value of $1.6 million and $2.4 million as of December 31, 2008 and 2007, respectively. Our interest in the Class E certificates, which are rated between Baa3/BBB— and Caa/CCC by Moody’s and Fitch, respectively, had a fair value of $9.8 million and $11.5 million at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the total fair value of our interest in CCMT of $11.4 million and $13.9 million, respectively, reflected an aggregate unrealized loss of $0.3 million and an aggregate unrealized gain of $2 million, respectively, and cumulative net amortization of $1.1 million and $0.8 million at December 31, 2008 and 2007, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
One key variable in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the fair value of our interest at December 31, 2008 based on adverse changes in market interest rates of 1% and 2% is as follows (in thousands):

	Fair value as of	1% adverse	2% adverse
	December 31, 2008	change	change
Fair value of our interest in CCMT	$11,375	$11,062	$10,760
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 10. Disclosures About Fair Value of Financial Instruments
Our debt had a carrying value of $810.8 million and $847.6 million and a fair value of $791.3 million and $857.8 million at December 31, 2008 and 2007, respectively. Our marketable securities, including our interest in CCMT, had a cost basis of $11.9 million and $12.2 million and a fair value of $11.5 and $14.2 million at December 31, 2008 and 2007, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. Our other
CPA®:14 2008 10-K — 65

Notes to Consolidated Financial Statements
financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at December 31, 2008 and 2007.
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
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. We seek to mitigate this risk by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.
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
In February 2008, we modified an existing non-recourse mortgage loan of $11.2 million on a domestic property and obtained additional mortgage proceeds of $1.3 million. In connection with the modification, we obtained an interest rate swap designated as a cash flow hedge to effectively convert the existing variable interest rate, which was based on the one-month LIBOR, to a fixed annual interest rate of 5.6%. The interest rate swap matures in March 2018 and has a $1.3 million fair value liability as of December 31, 2008.
In July 2008, we obtained non-recourse mortgage financing on a domestic property of $6.5 million. In connection with this financing, we obtained an interest rate swap designated as a cash flow hedge to effectively convert the existing variable interest rate, which was based on the one-month LIBOR, to a fixed annual interest rate of 6.4%. The interest rate swap matures in July 2018 and has a fair value liability of $0.9 million as of December 31, 2008.
Changes in the fair value of these interest rate swaps are included in Other comprehensive income in shareholders’ equity and reflected unrealized losses of $2.3 million for the year ended December 31, 2008.
During 2006, we terminated an interest rate swap agreement that was characterized as a fair value hedge at a cost of $0.1 million following the payment of the remaining $8.7 million balance of the related variable rate non-recourse mortgage obligation. We reversed a cumulative unrealized loss of $0.2 million upon termination of the swap.
Embedded Credit Derivative
In connection with a German transaction in 2007 (Note 7), two ventures in which we have a total effective ownership interest of 32% obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The venture has the right, at its sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $2.1 million and $5.6 million as of December 31, 2008 and 2007, respectively, and generated a total unrealized loss (not our proportionate share) of $3.4 million for the year ended December 31, 2008 and an unrealized gain of $2.7 million for the years ended December 31, 2007. Changes in the fair value of the embedded credit derivatives are recognized by the venture in earnings.
CPA®:14 2008 10-K — 66

Notes to Consolidated Financial Statements
Stock Warrants
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the Merger. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. As of December 31, 2008 and 2007, warrants issued to us having an aggregate fair value of $1.6 million and $2.6 million, respectively, are included in Other assets, net in the consolidated financial statements.
Included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized (losses) gains on common stock warrants of $(1.1) million, $(1.9) million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The unrealized gains/losses for 2008 include the reversal of unrealized gains totaling $0.7 million recognized in prior years. We reversed these unrealized gains in connection with a tenant’s merger transaction during 2008, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received cash proceeds of $0.9 million and realized a gain of $0.9 million, which is included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements. The unrealized losses for 2007 primarily represent the reversal of unrealized gains recognized in 2006, including an out-of-period adjustment of $1 million (Note 2). We reversed these unrealized gains in connection with a tenant’s merger transaction during 2007, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received cash proceeds of $2.2 million, net of a $1 million exercise price, and realized a gain of $1.6 million.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, principally in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. Except as described below, we believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of our directly owned real estate properties and related loans are located in the U.S. Our directly owned real estate properties in France are leased to one tenant, Carrefour France, SAS and accounted for 12% of current annualized lease revenue as of December 31, 2008. No other tenant accounted for more than 10% of current annualized lease revenue.
As of December 31, 2008, our directly owned real estate properties contain significant concentrations (10% or more of current annualized lease revenues) in the following asset types: industrial (32%), warehouse/distribution (29%), office (21%) and retail (10%); and in the following tenant industries: retail (25%), electronics (15%) and automotive (11%).
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened in 2008, which could affect companies in any industry in the future. Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $16.4 million, or 10.2% for 2008 and had an aggregate carrying value of $105.4 million as of December 31, 2008. In December 2008, one of these tenants, Special Devices, Inc., who contributed $4.2 million, or 2.6% of our lease revenue for 2008, filed for bankruptcy. Special Devices has not affirmed or rejected its lease with us. Two tenants that had previously operated under bankruptcy protection, Tower Automotive, Inc. and Meridian Automotive Systems, Inc., affirmed their leases with us upon emerging from bankruptcy protection in July 2007 and December 2006, respectively. A fourth tenant, Collins & Aikman Corporation, emerged from bankruptcy protection in October 2007. Collins & Aikman affirmed leases for four of the six properties it leases from us and repurchased the remaining two properties from us in December 2007. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible additional tenants may file for bankruptcy and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
CPA®:14 2008 10-K — 67

Notes to Consolidated Financial Statements
Note 12. Debt
Non-recourse debt consists of mortgage notes payable collateralized by an assignment of real property and direct financing leases with a carrying value of $1.2 billion as of December 31, 2008. Our mortgage notes payable had fixed annual interest rates ranging from 5.5% to 9.4% and variable annual interest rates ranging from 5.2% to 6.5% and maturity dates ranging from 2009 to 2023 as of December 31, 2008.
Scheduled debt principal payments during each of the five years following December 31, 2008 and thereafter are as follows (in thousands):

Years ending December 31,	Total Debt
2009	$67,163
2010	85,072
2011	270,709
2012	161,251
2013	9,418
Thereafter through 2023	217,181

Total	$810,794

Credit Facility
In November 2006, in connection with the Merger, we entered into a credit facility with Wells Fargo Bank for $150 million. In May 2008, we terminated the credit facility and wrote off unamortized deferred financing costs totaling $0.2 million. No amounts were outstanding on the credit facility at December 31, 2007 or during 2008 through the date of termination.
Note 13. Commitments and Contingencies
As of December 31, 2008, we were not involved in any material litigation. We note the following:
State Securities Matters
The Maryland Securities Commission, the Arkansas Securities Department and the Alabama Securities Commission have each sought information from Carey Financial, the advisor’s wholly-owned broker-dealer subsidiary, and/or CPA®:15 relating to a previously settled SEC investigation described in Note 14. While it is possible that Maryland, Arkansas, Alabama, or another state could commence proceedings against Carey Financial relating to the SEC investigation, WPC has announced that it does not currently expect that any such proceeding, if commenced, would have a material effect on WPC incremental to that caused by the SEC settlement described in Note 14.
Note 14. Advisor Settlement of SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the Securities and Exchange Commission (“SEC”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 (the “Securities Act”) in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs including us, including principally certain payments, aggregating in excess of $9.6 million, made to a broker-dealer which distributed our shares and the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
WPC and Carey Financial settled all matters relating to them in connection with the above-described investigations in March 2008. In connection with implementing the settlement, the SEC filed a complaint in federal court alleging violations of certain provisions of the federal securities laws and seeking to enjoin WPC from violating those laws in the future. In its complaint, the SEC alleged violations of Section 5 of the Securities Act , in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA®
CPA®:14 2008 10-K — 68

Notes to Consolidated Financial Statements
REITs. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction, which was entered by the court in a Final Judgment in March 2008. Pursuant to the Final Judgment, WPC caused aggregate “disgorgement” payments of $20 million, including interest, to be made to us and another affected CPA® REIT. Our portion of these payments was approximately $10.9 million and is reflected in our earnings for the 2008 fiscal year. WPC also paid a $10 million civil monetary penalty, no portion of which we received.
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
Note 15. Shareholders’ Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2008, 2007 and 2006, distributions per share reported for tax purposes were as follows:

	2008	2007	2006
Ordinary income	$0.69	$0.43	$0.31
Capital gains	0.07	0.25	0.44

	0.76	0.68	0.75
Spillover distribution (a)	0.02	0.10	0.02

	$0.78	$0.78	$0.77

(a)	For 2008, this portion of the distribution is not taxable to shareholders until 2009; therefore, its taxability and classification will be determined in 2008. For 2007 and 2006, this portion of the distribution was paid and taxed to shareholders in 2008 and 2007 as ordinary income ($0.06 and $0.01) and long term capital gain ($0.04 and $0.01).
We declared a quarterly distribution of $0.1971 per share in December 2008, which was paid in January 2009 to shareholders of record as of December 31, 2008.
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
Accumulated Other Comprehensive Income
As of December 31, 2008 and 2007, Accumulated other comprehensive income reflected in our shareholders’ equity is comprised of the following (in thousands):

	2008	2007
Unrealized (loss) gain on marketable securities	$(1,229)	$1,156
Unrealized loss on derivative instruments	(2,256)	—
Foreign currency translation adjustment	7,912	16,918

Accumulated other comprehensive income	$4,427	$18,074

Note 16. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to
CPA®:14 2008 10-K — 69

Notes to Consolidated Financial Statements
continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the U.S. and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for 2007 included $0.4 million in expenses that related to the years ended December 31, 2003 — 2006 that had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase to reserves for uncertain tax positions. This increase in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect increase, at the beginning of 2007, we had $0.1 million of total gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1,	$106	$75
Additions based on tax positions related to the current year	15	21
Additions for tax positions of prior years	—	80
Reductions for tax positions of prior years	—	(70)
Settlements	—	—
Reductions for expiration of statute of limitations	(11)	—

Balance at December 31,	$110	$106

At December 31, 2008, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we had $0.01 million of accrued interest related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2008. We or our subsidiaries file income tax returns in state and foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2002-2008 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 17. Discontinued Operations
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
2008 — We sold two properties for a total of $14.9 million, net of selling costs, and recognized a net gain on the sale of $0.5 million. In connection with the sale of one of these properties, we prepaid the existing non-recourse mortgage loan of $6.5 million and incurred prepayment penalties of $0.3 million.
2007 — We sold a domestic property for a total of $35.7 million, net of selling costs and recognized a net gain on the sale of $7.8 million. In connection with the sale, we defeased the existing non-recourse mortgage loans on the property of $12.1 million and incurred defeasance charges of $0.9 million.
2006 — We sold two properties located in Minnesota and Indiana for a total of $37.6 million, net of selling costs and recognized a net gain on the sale of $13.2 million, exclusive of impairment charges totaling $3.8 million previously recognized against the Indiana property. In connection with the sale, we prepaid the existing non-recourse mortgage loan on the Minnesota property of $11.6 million and incurred prepayment penalties of $1.6 million.
CPA®:14 2008 10-K — 70

Notes to Consolidated Financial Statements
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Revenues	$1,358	$3,874	$2,814
Expenses	(1,004)	(3,537)	(3,806)
Gain on sale of real estate, net	524	7,780	13,182

Income from discontinued operations	$878	$8,117	$12,190

Note 18. Segment Information
We have determined that we operate in one business segment, real estate ownership with domestic and foreign investments.
Geographic information for the real estate ownership segment is as follows (in thousands):

2008	Domestic	Foreign (a)	Total Company
Revenues	$136,058	$30,981	$167,039
Total long-lived assets (b)	1,144,992	223,119	1,368,111

2007	Domestic	Foreign (a)	Total Company
Revenues	$137,336	$26,586	$163,922
Total long-lived assets (b)	1,189,988	243,326	1,433,314

2006	Domestic	Foreign (a)	Total Company
Revenues	$109,912	$23,470	$133,382
Total long-lived assets (b)	1,300,717	191,098	1,491,815

(a)	Consists of operations in the United Kingdom, France, Finland and the Netherlands and, in 2008 and 2007, in Germany.

(b)	Consists of real estate, net; net investment in direct financing leases and equity investments in real estate.
Note 19. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues (a)	$41,571	$41,933	$40,395	$43,140
Operating expenses (a)	(18,708)	(19,347)	(17,343)	(19,876)
Net income (b)	22,187	10,224	9,613	3,140
Earnings per share	0.25	0.12	0.11	0.03
Distributions declared per share	0.1954	0.1959	0.1964	0.1971

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues (a)	$39,357	$40,460	$41,909	$42,196
Operating expenses (a)	(17,232)	(18,572)	(19,312)	(17,054)
Net income (c) (d)	8,741	8,758	15,510	31,381
Earnings per share	0.10	0.10	0.18	0.35
Distributions declared per share	0.1934	0.1939	0.1944	0.1949

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 17).
CPA®:14 2008 10-K — 71

Notes to Consolidated Financial Statements

(b)	Net income for the fourth quarter of 2008 included impairment charges totaling $9.8 million to reduce three ventures’ carrying value to their estimated fair value

(c)	Includes impact of out-of-period adjustment in the periods ended March 31, 2007 and September 30, 2007 (Note 2).

(d)	Net income for the fourth quarter of 2007 includes gains on the sale of real estate of $9.5 million and $7.8 million, which are included in Income from continuing operations and Income from discontinued operations, respectively.
CPA®:14 2008 10-K — 72

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Real Estate Under Operating Leases:
Retail store in Torrance, California	$28,317	$13,060	$6,934	$153	$—	$13,060	$7,087	$20,147	$1,831	Jul. 1998	40 yrs.
Industrial facility in San Clemente, California	—	2,390	—	8,958	53	2,390	9,011	11,401	2,079	Jul. 1998	40 yrs.
Industrial facility in Pittsburgh, Pennsylvania	5,920	620	6,186	—	—	620	6,186	6,806	1,553	Dec. 1998	40 yrs.
Industrial and warehouse facilities in Burbank, California and Las Vegas, Nevada	6,573	3,860	8,263	—	2	3,860	8,265	12,125	1,993	Mar. 1999, Oct. 1999	40 yrs.
Warehouse and distribution facilities in Harrisburg, North Carolina; Atlanta, Georgia; Cincinnati, Ohio and Elkwood, Virginia	12,478	3,930	10,398	8,476	10	3,946	18,868	22,814	3,718	Jun. 1999, Dec. 2001	40 yrs.
Industrial facility in Gardena, California	2,683	2,340	3,943	—	(2,899)	2,340	1,044	3,384	132	Jul. 1999	40 yrs.
Warehouse and distribution facilities in Burlington, New Jersey; Shawnee, Kansas and Manassas, Virginia (c)	20,036	3,604	8,613	23,709	—	4,476	31,450	35,926	7,074	Aug. 1999	40 yrs.
Warehouse and distribution facility in Grand Rapids, Michigan	5,481	740	3,043	7,638	—	740	10,681	11,421	2,495	Aug. 1999	40 yrs.
Land in Midlothian, Virginia	2,469	3,515	—	—	—	3,515	—	3,515	—	Sep. 1999	N/A
Office facility in Columbia, Maryland	12,616	2,623	20,233	3,113	—	2,623	23,346	25,969	5,198	Nov. 1999	40 yrs.
Industrial facilities in Welcome, North Carolina, Murrysville, Pennsylvania and Wylie, Texas	12,940	1,596	23,910	875	(214)	2,059	24,108	26,167	4,499	Nov. 1999, Dec. 2001	40 yrs.
Sports facilities in Salt Lake City, Utah and St. Charles, Missouri	6,478	2,920	8,660	836	—	2,920	9,496	12,416	1,954	Dec. 1999, Dec. 2000	40 yrs.
Warehouse and distribution facility in Tempe, Arizona	3,082	940	4,557	13	—	940	4,570	5,510	1,004	Jan. 2000	40 yrs.
Warehouse and distribution facility in Rock Island, Illinois	6,645	500	9,945	1,887	—	500	11,832	12,332	2,392	Feb. 2000	40 yrs.
Industrial facility in North Amityville, New York	9,751	2,932	16,398	18	(4,120)	1,482	13,746	15,228	3,050	Feb. 2000	40 yrs.
Warehouse and distribution facilities in Monon, Indiana; Champlin, Minnesota; Robbinsville, New Jersey; Radford, Virginia and North Salt Lake City, Utah	15,315	4,580	24,844	15	—	4,580	24,859	29,439	5,360	May. 2000	40 yrs.
Warehouse and distribution facility in Lakewood, New Jersey	6,189	710	4,531	3,439	—	710	7,970	8,680	1,617	Jun. 2000	40 yrs.
Retail facilities in Kennesaw, Georgia and Leawood, Kansas	13,414	6,230	15,842	108	—	6,230	15,950	22,180	3,406	Jun. 2000	40 yrs.
Land in Scottsdale, Arizona	7,868	14,600	—	—	—	14,600	—	14,600	—	Sep. 2000	N/A
Industrial facility in Albuquerque, New Mexico	3,227	1,490	4,636	7	—	1,490	4,643	6,133	962	Sep. 2000	40 yrs.
Office facility in Houston, Texas	4,607	570	6,760	—	—	570	6,760	7,330	1,401	Sep. 2000	40 yrs.
Office facility in Eagan, Minnesota	19,609	4,225	15,518	2	(1,325)	2,900	15,520	18,420	3,217	Sep. 2000	40 yrs.
Warehouse and distribution facilities in Valdosta, Georgia and Johnson City, Tennessee	11,634	650	16,889	410	—	650	17,299	17,949	3,550	Oct. 2000	40 yrs.
Land in Elk Grove Village, Illinois	2,184	4,100	—	—	—	4,100	—	4,100	—	Oct. 2000	N/A
Industrial facility in Salisbury, North Carolina	6,521	1,370	2,672	6,298	(51)	1,319	8,970	10,289	1,579	Nov. 2000	40 yrs.
Office facility in Lafayette, Louisiana	2,256	660	3,005	—	—	660	3,005	3,665	604	Dec. 2000	40 yrs.
Office facility in Collierville, Tennessee	40,686	3,154	70,646	12	—	3,154	70,658	73,812	25,740	Dec. 2000	7 - 40 yrs.
Multiplex motion picture theater in Port St. Lucie and Pensacola, Florida	6,055	3,200	3,066	6,800	(4,112)	3,685	5,269	8,954	991	Dec. 2000	40 yrs.
Retail, warehouse and distribution facilities in York, Pennsylvania	9,621	1,974	10,068	8,433	(5,456)	849	14,170	15,019	1,398	Dec. 2000	40 yrs.
CPA®:14 2008 10-K — 73

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Office facilities in Lindon, Utah	—	1,390	1,123	8,072	(428)	1,851	8,306	10,157	2,110	Dec. 2000	40 yrs.
Office facility in Houston, Texas	3,634	1,025	4,530	341	—	1,025	4,871	5,896	934	Dec. 2000	40 yrs.
Industrial and office facilities in Elgin, Illinois; Bozeman, Montana and Nashville, Tennessee	11,105	3,900	17,937	138	(546)	3,900	17,529	21,429	3,410	Mar. 2001	40 yrs.
Warehouse and distribution facility in Duluth, Georgia	7,239	2,167	11,446	5	—	2,167	11,451	13,618	2,230	Mar. 2001	40 yrs.
Industrial facilities in City of Industry, California; Florence, Kentucky; Chelmsford, Massachusetts and Lancaster, Texas	9,840	4,398	13,418	3,745	24	4,643	16,942	21,585	3,076	Apr. 2001	7-40 yrs.
Industrial facilities in Mesa, Arizona and Moorpark, California (c)	21,985	4,000	14,951	10,146	—	5,945	23,152	29,097	3,438	Jun. 2001, Dec. 2006	34.5 yrs.
Industrial facilities in South Windsor and Manchester, Connecticut	11,620	1,555	18,823	250	27	1,555	19,100	20,655	3,550	Jul. 2001	N/A
Industrial and office facilities in Rome, Georgia; Niles, Illinois; Plymouth, Michigan and Twinsburg, Ohio	15,403	4,140	23,822	1,374	—	4,140	25,196	29,336	4,729	Aug. 2001	40 yrs.
Industrial facility in Milford, Ohio	9,236	2,000	12,869	—	—	2,000	12,869	14,869	2,346	Sep. 2001	40 yrs.
Retail facilities in several cities in the following states: Arizona, California, Florida, Illinois, Massachusetts, Maryland, Michigan, Minnesota and Texas	40,151	17,100	54,743	—	—	17,100	54,743	71,843	9,752	Nov. 2001	40 yrs.
Office facility in Richardson, Texas	27,802	3,400	45,054	—	(501)	3,400	44,553	47,953	7,844	Dec. 2001	40 yrs.
Office facility in Turku, Finland	47,674	801	23,390	12,291	13,556	1,784	48,254	50,038	6,944	Dec. 2001, Dec. 2007	25 - 40 yrs.
Educational facilities in Union, New Jersey; Allentown and Philadelphia, Pennsylvania and Grand Prairie, Texas	5,541	2,486	7,602	—	3	2,486	7,605	10,091	1,339	Dec. 2001	40 yrs.
Warehouse, distribution, office and industrial facilities in Perris, California; Eugene, Oregon; West Jordan, Utah and Tacoma, Washington	6,502	6,050	8,198	—	(1,845)	4,200	8,203	12,403	1,410	Feb. 2002	40 yrs.
Warehouse and distribution facilities in Charlotte and Lincolnton, North Carolina and Mauldin, South Carolina	8,233	1,860	12,852	—	1	1,860	12,853	14,713	2,184	Mar. 2002	40 yrs.
Warehouse and distribution facilities in Boe, Carpiquet, Mans, Vendin Le Vieil, Lieusaint, Lagnieu, Luneville and St. Germain de Puy, France	95,769	15,724	75,211	13,755	50,817	26,235	129,272	155,507	21,330	Mar. 2002	40 yrs.
Warehouse, distribution and office facilities in Davenport, Iowa and Bloomington, Minnesota	17,709	3,260	26,009	—	—	3,260	26,009	29,269	4,199	Jul. 2002	40 yrs.
Industrial facility in Gorinchem, Netherlands	6,760	2,374	3,864	—	2,531	3,383	5,386	8,769	871	Jul. 2002
Industrial facilities in Granite City, Illinois; Kendallville, Indiana and Clinton Township, Michigan	18,697	4,390	30,336	—	(1,022)	4,390	29,314	33,704	5,089	Aug. 2002	40 yrs.
Educational facility in Upper Saucon Township, Pennsylvania	12,324	3,200	15,415	1,475	—	3,200	16,890	20,090	2,307	Aug. 2002	40 yrs.
Retail facilities in Lombard, Illinois and Fairfax, Virginia (d)	15,061	13,226	18,248	—	(696)	13,226	17,552	30,778	1,089	Dec. 2006	33.6 yrs.
Retail facility in South Tulsa, Oklahoma (d)	4,721	1,649	3,425	—	—	1,649	3,425	5,074	238	Dec. 2006	30 yrs.
Retail and warehouse and distribution facilities in Johnstown and Whitehall, Pennsylvania (d)	4,474	2,115	15,945	—	(609)	2,115	15,336	17,451	1,055	Dec. 2006	30.3 yrs.
Warehouse and distribution facility in Dallas, Texas (d)	3,504	323	6,784	—	—	323	6,784	7,107	383	Dec. 2006	30.8 yrs.
Industrial facility in Shelburne, Vermont (d)	2,051	955	2,919	—	—	955	2,919	3,874	199	Dec. 2006	30.6 yrs.
Industrial facilities in Fort Dodge, Indiana and Oconomowoc, Wisconsin (d)	6,423	1,218	11,879	—	—	1,218	11,879	13,097	1,053	Dec. 2006	23.5 yrs.
CPA®:14 2008 10-K — 74

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Industrial facility in Aurora, Illinois (d)	9,213	2,730	10,391	—	—	2,730	10,391	13,121	702	Dec. 2006	30.8 yrs.
Industrial facility in Houston, Texas (d)	—	2,299	4,722	—	—	2,299	4,722	7,021	602	Dec. 2006	16.3 yrs.
Industrial, warehouse and distribution and office facilities in Waterloo, Wisconsin (d)	—	922	16,824	—	(642)	922	16,182	17,104	1,658	Dec. 2006	20.3 yrs.
Industrial and warehouse and distribution facilities in Westfield, Massachusetts (d)	6,553	1,106	9,952	—	—	1,106	9,952	11,058	599	Dec. 2006	34.7 yrs.
Industrial facility in Richmond, Missouri (d)	5,725	530	6,505	—	—	530	6,505	7,035	389	Dec. 2006	34.8 yrs.
Retail facilities in Bourne, Sandwich and Chelmsford, Massachusetts (d)	1,464	1,418	2,157	—	—	1,418	2,157	3,575	145	Dec. 2006	31.1 yrs.
Industrial facility in Carlsbad, California (d)	4,811	2,618	4,880	—	—	2,618	4,880	7,498	330	Dec. 2006	30.8 yrs.
Fitness and recreational facility in Houston, Texas (d)	3,830	1,613	3,398	—	—	1,613	3,398	5,011	239	Dec. 2006	29.7 yrs.
Theater in Hickory Creek, Texas (d)	3,878	3,138	6,752	—	—	3,138	6,752	9,890	414	Dec. 2006	34 yrs.
Educational facilities in Chandler, Arizona; Fleming Island, Florida; Ackworth, Georgia; Hauppauge and Patchogue, New York; Sugar Land, Texas; Hampton, Virginia and Silverdale, Washington (d)	6,062	4,312	9,963	—	(379)	4,313	9,583	13,896	677	Dec. 2006	29.6 yrs.
Industrial facility in Indianapolis, Indiana (d)	1,867	1,035	6,594	—	—	1,035	6,594	7,629	466	Dec. 2006	29.5 yrs.
Warehouse and distribution facilities in Greenville, South Carolina (d)	4,761	625	8,178	—	—	625	8,178	8,803	612	Dec. 2006	27.8 yrs.

	$746,277	$220,135	$880,669	$132,792	$42,179	$231,325	$1,044,450	$1,275,775	$188,739

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances (c)	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Industrial facilities in Dallas and Greenville, Texas	$12,253	$460	$20,427	$—	$(3,192)	$17,695	Nov. 1999
Multiplex theater facility in Midlothian, Virginia	9,038	—	10,819	854	1,194	12,867	Sep. 1999
Office facility in Scottsdale, Arizona	13,696	—	25,415	—	—	25,415	Sep. 2000
Warehouse and distribution facility in Elk Grove Village, Illinois	2,225	—	4,172	4	1	4,177	Oct. 2000
Multiplex motion picture theater in Pensacola, Florida	9,473	—	4,112	2,542	—	6,654	Dec. 2000
Industrial facility in Doncaster, United Kingdom	4,951	—	8,383	7	1,429	9,819	Jan.2001
Industrial and manufacturing facilities in Old Fort and Albemarie, North Carolina; Holmesville, Ohio and Springfield, Tennessee	7,249	2,961	24,474	20	(9,754)	17,701	Sep. 2001
Educational facility in Mooresville, North Carolina	5,632	1,600	9,276	130	(402)	10,604	Feb. 2002
Industrial facility in Ashburn Junction, Virginia (d)	—	4,683	15,116	—	—	19,799	Dec. 2006

	$64,517	$9,704	$122,194	$3,557	$(10,724)	$124,731

CPA®:14 2008 10-K — 75

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs, including legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, (iv) changes in foreign currency exchange rates and (v) adjustments in connection with purchasing certain minority interests.

(c)	Additional interest in this property acquired in the Merger on December 1, 2006.

(d)	Property acquired in the Merger on December 1, 2006.

(e)	Reconciliation of real estate and accumulated depreciation (see below):

	Reconciliation of Real Estate Subject to
	Operating Leases
	December 31,
	2008	2007	2006
Balance at beginning of year	$1,301,505	$1,291,598	$1,050,368
Additions	527	17,524	218,018
Dispositions	(16,799)	(30,088)	(25,295)
Foreign currency translation adjustment	(9,458)	22,471	17,753
Reclassification from equity investment	—	—	30,754

Balance at close of year	$1,275,775	$1,301,505	$1,291,598

	Reconciliation of Accumulated Depreciation
	December 31,
	2008	2007	2006
Balance at beginning of year	$162,374	$137,262	$106,731
Depreciation expense	29,527	29,085	27,458
Depreciation expense from discontinued operations	190	479	190
Dispositions	(2,073)	(6,950)	(2,933)
Foreign currency translation adjustment	(1,279)	2,498	1,732
Reclassification from equity investment	—	—	4,084

Balance at close of year	$188,739	$162,374	$137,262

At December 31, 2008, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for U.S. federal income tax purposes was $974.4 million.

CPA®:14 2008 10-K — 76

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2008 at a reasonable level of assurance.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

CPA®:14 2008 10-K — 77

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 14. Principal Accountant Fees and Services
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1) and (2) — Financial statements and schedules — see index to financial statements and schedule included in Item 8.
(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registration Statement Form S-11 (No. 333-31437) filed on July 16, 1997

3.2	Articles of Amendment	Incorporated by reference to Registration Statement Form S-11 (No. 333-76761) filed on November 16, 1999

3.3	Bylaws of Registrant	Incorporated by reference to Registration Statement Form S-11 (No. 333-31437) filed on July 16, 1997

4.1	Dividend Reinvestment and Share Purchase Plan	Exhibit 4.1 to Form S-3D filed on July 22, 2002

10.1	Agreement and Plan of Merger dated as of June 29, 2006 by and among Corporate Property Associates 14 Incorporated, Corporate Property Associates 12 Incorporated, CPA 14 Acquisition Inc., CPI Holdings Incorporated and CPA 12 Merger Sub Inc.	Incorporated by reference to Form 8-K/A filed on July 6, 2006

CPA®:14 2008 10-K — 78

Exhibit No.	Description	Method of Filing
10.2	Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Form 10-Q filed on November 14, 2007

10.3	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Form 10-Q filed on November 14, 2008

10.4	Asset Management Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Form 10-Q filed on November 14, 2008

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:14 2008 10-K — 79

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 3/26/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/26/2009

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer (Principal Executive Officer)	3/26/2009

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer (Principal Financial Officer)	3/26/2009

/s/ Thomas J. Ridings Jr. Thomas J. Ridings Jr.	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	3/26/2009

/s/ Marshall E. Blume Marshall E. Blume	Director	3/26/2009

/s/ James D. Price James D. Price	Director	3/26/2009

CPA®:14 2008 10-K — 80