Form 10-Q
period 2009-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2009-05-15
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 87,600,960 shares of common stock, $.001 par value, outstanding at May 11, 2009.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2008. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2008. There has been no significant change in our critical accounting estimates.
As used in this Report, the terms “we,” “us” and “our” include Corporate Property Associates 14 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:14 3/31/2009 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
		(NOTE)
Assets
Real estate, net	$1,047,783	$1,087,036
Net investment in direct financing leases	124,634	124,731
Equity investments in real estate	150,379	156,344
Assets held for sale	17,677	—
Cash and cash equivalents	119,208	125,746
Intangible assets, net	71,156	72,877
Other assets, net	63,943	70,696

Total assets	$1,594,780	$1,637,430

Liabilities and Equity
Liabilities:
Non-recourse debt	$794,156	$810,794
Accounts payable, accrued expenses and other liabilities	20,908	19,149
Prepaid and deferred rental income and security deposits	24,034	25,650
Due to affiliates	16,590	21,322
Distributions payable	17,277	17,315

Total liabilities	872,965	894,230

Commitments and contingencies
Equity:
CPA®:14 shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 94,050,992 and 93,654,012 shares issued, respectively	94	94
Additional paid-in capital	921,311	916,069
Distributions in excess of accumulated earnings	(138,387)	(127,093)
Accumulated other comprehensive (loss) income	(582)	4,427

	782,436	793,497
Less, treasury stock at cost, 6,617,545 and 5,804,003 shares, respectively	(76,798)	(66,845)

Total CPA®:14 shareholders’ equity	705,638	726,652
Noncontrolling interests	16,177	16,548

Total equity	721,815	743,200

Total liabilities and equity	$1,594,780	$1,637,430

Note: The consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date as adjusted (Note 2).
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 3/31/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2009	2008
Revenues
Rental income	$34,900	$35,572
Interest income from direct financing leases	3,727	3,808
Other operating income	1,048	1,532

	39,675	40,912

Operating Expenses
Depreciation and amortization	(7,831)	(8,248)
Property expenses	(12,327)	(8,393)
General and administrative	(1,631)	(2,006)

	(21,789)	(18,647)

Other Income and Expenses
Advisor settlement (Note 9)	—	10,868
Income from equity investments in real estate	3,248	3,265
Other interest income	353	1,280
Other income and expenses	(504)	768
Interest expense	(14,683)	(15,909)

	(11,586)	272

Income from continuing operations before income taxes	6,300	22,537
Provision for income taxes	(511)	(711)

Income from continuing operations	5,789	22,826

Discontinued Operations
Income from operations of discontinued properties	431	800
Gain on sale of real estate	402	—

Income from discontinued operations	833	800

Net Income	6,622	22,626
Less: Net income attributable to noncontrolling interests	(638)	(439)

Net Income Attributable to CPA®:14 Shareholders	$5,984	$22,187

Earnings Per Share
Income from continuing operations attributable to CPA®:14 shareholders	$0.06	$0.24
Income from discontinued operations attributable to CPA®:14 shareholders	0.01	0.01

Net income attributable to CPA®:14 shareholders	$0.07	$0.25

Weighted Average Shares Outstanding	87,960,425	88,020,378

Amounts Attributable to CPA®:14 Shareholders
Income from continuing operations, net of tax	$5,151	$21,387
Income from discontinued operations, net of tax	833	800

Net income	$5,984	$22,187

Distributions Declared Per Share	$0.1976	$0.1954

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 3/31/2009 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Net Income	$6,622	$22,626
Other Comprehensive Income
Foreign currency translation adjustment	(4,634)	3,933
Change in unrealized loss on marketable securities	(399)	(699)
Change in unrealized loss on derivative instruments	13	(376)

	(5,020)	2,858

Comprehensive income	1,602	25,484

Less: Net income attributable to noncontrolling interests	(638)	(439)
Add: Change in unrealized loss on marketable securities attributable to noncontrolling interests	11	—

Comprehensive Income Attributable to CPA®:14 Shareholders	$975	$25,045

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 3/31/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Cash Flows — Operating Activities
Net income	$6,622	$22,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	8,509	9,713
Straight-line rent adjustments	3,433	(321)
Income from equity investments in real estate in excess of distributions received	839	(204)
Issuance of shares to affiliate in satisfaction of fees due	2,888	3,032
Realized loss (gain) on foreign currency transactions and derivative instruments, net	29	(1,365)
Realized gain on sale of real estate	(402)	—
Unrealized loss on foreign currency transactions, derivative instruments and other, net	475	592
Receivable for advisor settlement	—	(10,868)
Change in other operating assets and liabilities, net	1,160	701

Net cash provided by operating activities	23,553	23,906

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	3,414	833
Capital expenditures	(91)	—
Proceeds from sale of real estate and securities	3,971	—
Payment of deferred acquisition fees to an affiliate	(3,638)	(3,846)

Net cash provided by (used in) investing activities	3,656	(3,013)

Cash Flows — Financing Activities
Distributions paid	(17,316)	(17,116)
Distributions paid to noncontrolling interests	(998)	(649)
Proceeds from mortgages	—	1,315
Prepayment of mortgage principal	(2,676)	(3,557)
Scheduled payments of mortgage principal	(4,530)	(4,350)
Deferred financing costs and mortgage deposits	(64)	(675)
Proceeds from stock issuance, net of costs	2,354	2,280
Purchase of treasury stock	(9,953)	(3,453)

Net cash used in financing activities	(33,183)	(26,205)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(564)	658

Net decrease in cash and cash equivalents	(6,538)	(4,654)
Cash and cash equivalents, beginning of period	125,746	122,503

Cash and cash equivalents, end of period	$119,208	$117,849

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:14 3/31/2009 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Business
Corporate Property Associates 14 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of March 31, 2009, our portfolio consisted of 315 properties leased to 89 tenants, and totaled approximately 29.5 million square feet (on a pro rata basis) with an occupancy rate of 98%. We are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as noncontrolling interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
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
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as an entity under FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting
CPA®:14 3/31/2009 10-Q — 6

Notes to Consolidated Financial Statements
because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
Information about International Geographic Areas
We own investments in the European Union. Revenues from such investments totaled $6.6 million and $8 million for the three months ended March 31, 2009 and 2008, respectively. These investments, which consisted of real estate, net, equity investments in real estate and net investment in direct financing leases, totaled $198 million and $214.5 million as of March 31, 2009 and December 31, 2008, respectively.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of several accounting pronouncements in the current period and the disposition or planned disposition of certain properties as discontinued operations for all periods presented (Note 12).
Adoption of New Accounting Pronouncements
SFAS 157
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008 (Note 7), with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position and results of operations.
SFAS 141R
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted SFAS 141R as required on January 1, 2009. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred due to the adoption of SFAS 141R, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, SFAS 141R is not expected to have a material impact on our consolidated financial statements. SFAS 141R had no impact on us during the three months ended March 31, 2009 as we did not make any investments during the period.
SFAS 160
SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which are recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. We adopted SFAS 160 as required on January 1, 2009 (Note 10).
SFAS 161
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. We adopted SFAS 161 as required on January 1, 2009 (Note 8).
FSP 142-3
FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the
CPA®:14 3/31/2009 10-Q — 7

Notes to Consolidated Financial Statements
useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP 142-3 as required on January 1, 2009. The adoption of FSP 142-3 did not have a material effect on our financial position and results of operations.
Recent Accounting Pronouncements
FSP 107-1
In April 2009, the FASB issued Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Statements” (“FSP 107-1”). FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends APB 18, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The disclosure requirements in FSP 107-1 are effective beginning in the second quarter of 2009.
FSP 157-4
In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased. FSP 157-4 is effective beginning in the second quarter of 2009. We are currently assessing the potential impact that the adoption of FSP 157-4 will have on our financial position and results of operations.
FSP 115-2 and 124-2
In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 & 124-2”). FSP 115-2 & 124-2 amends the other-than-temporary impairment guidance under existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 & 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 & 124-2 is effective beginning in the second quarter of 2009. We are currently assessing the potential impact that the adoption of FSP 115-2 & 124-2 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009, the advisor elected to receive 80% of its performance fees from us in restricted shares of our common stock, with the remaining 20% payable in cash. For 2008, the advisor elected to receive all of its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of March 31, 2009, the advisor owned 6,840,736 shares (7.8%) of our common stock.
In connection with structuring and negotiating investments and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate costs of investments acquired, of which 2% is deferred and payable in equal annual installments each January of the seven calendar years following the date a property was purchased, subject to satisfaction of the 7% performance criterion. Unpaid installments bear interest at an annual rate of 6%. In connection with our merger with Corporate Property Associates 12 Incorporated (“CPA®:12”) on December 1, 2006 (the “Merger”), we assumed deferred fees incurred by CPA®:12 totaling $2.7 million that bear interest at an annual rate of 7% and have scheduled installment payments through 2013. Unpaid deferred installments totaled $6.8 million and $10.5 million as of March 31, 2009 and December 31, 2008, respectively, and are included in Due to affiliates in the consolidated financial statements. Annual installments of $3.6 million and $3.8 million in deferred fees were paid in cash to the advisor in January 2009 and 2008, respectively.
CPA®:14 3/31/2009 10-Q — 8

Notes to Consolidated Financial Statements
During the three months ended March 31, 2008, we paid mortgage refinancing fees to the advisor of $0.7 million in connection with the refinancing of mortgages. No such mortgage refinancing fees were paid during the three months ended March 31, 2009.
Fees are also payable to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the Merger. Such fees, which are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event, totaled $5.1 million at both March 31, 2009 and December 31, 2008.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $0.6 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively, which are included in General and administrative expenses in the consolidated financial statements.
We own interests in entities ranging from 12% to 90%, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of that agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three-month periods ended March 31, 2009 and 2008, respectively. Based on current gross revenues, our current share of future annual minimum lease payments would be $0.6 million through 2016.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Land	$223,805	$231,325
Buildings	1,015,484	1,044,450
Less: Accumulated depreciation	(191,506)	(188,739)

	$1,047,783	$1,087,036

In connection with our acquisition of properties, we have recorded net lease intangibles of $80.5 million, which are being amortized over periods ranging from 9 to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $1.6 million for each of the three-month periods ended March 31, 2009 and 2008.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less and we exercise significant influence, and (ii) as tenants-in-common subject to common control. All of the underlying investments are owned with affiliates that have similar investment objectives to ours. Upon completion of the Merger in December 2006, we increased our existing ownership interests in three equity investments in real estate to more than 50%; however, we continue to account for these properties under the equity method of accounting under the provisions of EITF 04-05, as described in Note 2.
CPA®:14 3/31/2009 10-Q — 9

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values, inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges, as applicable, are presented below (dollars in thousands):

	Ownership
	Interest at	Carrying Value
Lessee	March 31, 2009	March 31, 2009	December 31, 2008
True Value Company	50%	$31,761	$31,916
Advanced Micro Devices, Inc. (a)	67%	28,889	29,579
Hellweg Die Profi-Baumarkte GmbH & Co. KG	32%	15,758	19,399
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	12,892	12,992
Best Buy Co., Inc.	37%	12,211	12,469
The Upper Deck Company	50%	11,569	11,673
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	10,821	10,898
Compucom Systems, Inc. (b)	67%	10,704	10,958
Del Monte Corporation	50%	7,922	8,135
ShopRite Supermarkets, Inc.	45%	6,700	6,696
Checkfree Holdings, Inc.	50%	1,602	1,653
Sicor, Inc. (c)	50%	94	493
Dick’s Sporting Goods, Inc. (d)	45%	(544)	(517)

		$150,379	$156,344

(a) In connection with a mortgage refinancing in 2008, we contributed $11.9 million to this venture to pay off an existing non-recourse mortgage loan.

(b)  In April 2009, this venture refinanced its existing non-recourse mortgage debt of $18.7 million, which was scheduled to mature in May 2009, for new financing of $22.6 million. The venture distributed the net proceeds of the financing to the venture partners.

(c) Decrease is primarily due to amortization of differences between the fair value of the investment at the date of acquisition of the venture and the carrying value of its net assets at that date.

(d)  In January 2007, this venture obtained non-recourse mortgage financing of $23 million and distributed the proceeds to the venture partners. Although we are not obligated to do so, based on the fair value of the property we expect to fund any deficits this venture may incur.

Combined summarized financial information of our interest in venture properties (for the entire entities, not our proportionate share) is presented below (in thousands):

		March 31, 2009	December 31, 2008
Assets		$1,659,762	$1,685,258
Liabilities		(969,586)	(1,007,937)

Partners’ and members’ equity		$690,176	$677,321

		Three months ended March 31,
		2009	2008
Revenue		$38,565	$41,661
Expenses		(20,976)	(22,938)

Net income		$17,589	$18,723

Income from equity investments in real estate (a)		$3,248	$3,265

(a)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges.
CPA®:14 3/31/2009 10-Q — 10

Notes to Consolidated Financial Statements
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch, Inc., had a fair value of $1.4 million and $1.6 million as of March 31, 2009 and December 31, 2008, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had a fair value of $9.5 million and $9.8 million at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, the total fair value of our interest of $10.9 million and $11.4 million, respectively, reflected an aggregate unrealized loss of $0.6 million and $0.3 million, respectively, and cumulative net amortization of $1.2 million and $1.1 million, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
One key variable in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the fair value of our interest at March 31, 2009 based on adverse changes in market interest rates of 1% and 2% is as follows (in thousands):

	Fair value as of	1% adverse	2% adverse
	March 31, 2009	change	change
Fair value of our interest in CCMT	$10,927	$10,643	$10,368
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 7. Fair Value Measurements
We account for financial and nonfinancial assets and liabilities in accordance with SFAS No. 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, respectively (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$106,326	$106,326	$—	$—
Marketable equity securities	13,494	155	—	13,339
Derivative assets	1,122	—	—	1,122

	$120,942	$106,481	$—	$14,461

Liabilities:
Derivative liabilities	$2,241	$—	$2,241	$—

CPA®:14 3/31/2009 10-Q — 11

Notes to Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$99,180	$99,180	$—	$—
Marketable securities	13,968	181	—	13,787
Derivative assets	1,601	—	—	1,601

	$114,749	$99,361	$—	$15,388

Liabilities:
Derivative liabilities	$2,256	$—	$2,256	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended March 31, 2009			Three months ended March 31, 2008
Beginning balance	$13,787	$1,601	$15,388	$16,408	$2,564	$18,972
Total gains or losses (realized and unrealized):
Included in earnings	—	(393)	(393)	(96)	(502)	(598)
Included in other comprehensive income	(374)	—	(374)	(641)	—	(641)
Amortization and accretion	(74)	—	(74)	(82)	—	(82)
Purchases, issuances, and settlements	—	(86)	(86)	—	—	—

Ending balance	$13,339	$1,122	$14,461	$15,589	$2,062	$17,651

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(479)	$(479)	$(96)	$(502)	$(598)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and expenses in the consolidated financial statements.
Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as marketable securities we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, principally in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
CPA®:14 3/31/2009 10-Q — 12

Notes to Consolidated Financial Statements
Use of Derivative Financial Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in Other comprehensive income and are subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. We seek to mitigate this risk by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. In connection with structuring lease transactions, lessees may also grant us common stock warrants that are considered to be derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
Our derivative instruments consisted of the following at March 31, 2009 and December 31, 2008, respectively (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
	Location	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	Other liabilities	$—	$—	$(2,241)	$(2,256)

Derivatives not designated as hedging instruments under SFAS 133
Stock warrants	Other assets	1,122	1,601	—	—

Total derivatives		$1,122	$1,601	$(2,241)	$(2,256)

The following tables present the impact of derivative instruments and their location within the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective Portion)
	Three months ended March 31,
Derivatives in SFAS 133 Cash Flow Hedging Relationships	2009	2008
Interest rate swaps (a)	$13	$(376)

Total	$13	$(376)

(a)	During the three months ended March 31, 2009 and 2008, no gains or losses were reclassified from Other comprehensive income into income related to either (i) ineffective portions of hedging relationships or (ii) amounts excluded from effectiveness testing. The amount for the three months ended March 31, 2009 includes our share of an unconsolidated venture’s unrealized loss on an interest rate cap.
CPA®:14 3/31/2009 10-Q — 13

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives not in SFAS 133 Cash		Three months ended March 31,
Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	2009	2008
Stock warrants	Other income and expenses	$(393)	$(502)

Total		$(393)	$(502)

See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using interest rate swaps is to limit our exposure to interest rate movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged.
The interest rate swap derivative financial instruments that we had outstanding at March 31, 2009 are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	March 31, 2009
1-Month LIBOR	“Pay-fixed” swap	$12,265	5.6%	3/2008	3/2018	$(1,336)
1-Month LIBOR	“Pay-fixed” swap	6,459	6.4%	7/2008	7/2018	(905)

						$(2,241)

Stock Warrants
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the Merger. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion.
Embedded Credit Derivatives
In connection with a German transaction in 2007, two unconsolidated ventures in which we have a total effective ownership interest of 32% obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. The lender of this financing entered into interest rate swap agreements on its own behalf through which the fixed interest rate components on the financing were converted into variable interest rate instruments. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swaps at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at March 31, 2009 and December 31, 2008, the embedded credit derivatives had a total fair value (not our proportionate share) of $2.6 million and $2.1 million, respectively. These derivatives generated a total unrealized gain (not our proportionate share) of $0.6 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. As of March 31, 2009, we estimate that an additional $0.6 million will be reclassified as an increase to interest expense during the next year.
We have agreements with certain of our derivative counterparties that contain a provision where, if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2009, the fair value of our derivatives was in a net liability position, of $2.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at March 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $2.5 million.
CPA®:14 3/31/2009 10-Q — 14

Notes to Consolidated Financial Statements
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that could cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. Except as described below, we believe our portfolio is reasonably well diversified.
The majority of our directly owned real estate properties and related loans are located in the U.S. Our directly owned real estate properties in France are leased to one tenant, Carrefour SAS, and accounted for 12% of current annualized lease revenue as of March 31, 2009. No other tenant accounted for more than 10% of current annualized lease revenue.
As of March 31, 2009, our directly owned real estate properties contain significant concentrations (10% or more of current annualized lease revenues) in the following asset types: industrial (31%), warehouse/distribution (29%) and office (21%); and in the following tenant industries: retail (25%), electronics (14%) and automotive (11%).
The deterioration in the credit and real estate financing markets that began in the second half of 2007 and continued and substantially worsened during 2008 and into the first quarter of 2009 could affect companies in any industry in the future. Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. We currently have five tenants in automotive related industries. These five tenants accounted for lease revenues of $4.1 million and $4 million for the three months ended March 31, 2009 and 2008, respectively, and had an aggregate carrying value of $104.7 million and $105.4 million as of March 31, 2009 and December 31, 2008, respectively. In December 2008, one of these tenants, which contributed $1 million, or 2.6%, of our lease revenue for the three months ended March 31, 2009, filed for bankruptcy. This tenant has not indicated whether it will affirm or disaffirm its lease with us.
Three current tenants are operating under bankruptcy protection, including the automotive tenant described above. These tenants accounted for lease revenues of $1.7 million and $2 million for the three months ended March 31, 2009 and 2008, respectively, and had an aggregate carrying value of $51.9 million and $52.3 million at March 31, 2009 and December 31, 2008, respectively. One of these tenants has informed us that it will not renew its lease with us when the lease expires on December 31, 2009.
To date, the conditions in the automotive industry and bankruptcy filings by our tenants have not resulted in a material adverse impact on our results of operations. However, it is possible that additional tenants, both in the automotive industry and in other industries, may file for bankruptcy and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our financial position and results of operations.
Note 9. Advisor Settlement
In March 2008, the advisor entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the settlement, we recognized income of $10.9 million, including interest, from the advisor. We received payment of this amount from the advisor in April 2008. The settlement is reflected as Advisor settlement in our Consolidated Statements of Income and as Receivable for advisor settlement in our Consolidated Statements of Cash Flows. For additional information about the SEC investigation and the settlement, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 26, 2009.
CPA®:14 3/31/2009 10-Q — 15

Notes to Consolidated Financial Statements
Note 10. Noncontrolling Interests
On January 1, 2009, we adopted SFAS No. 160 as required. SFAS 160 establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which have been recharacterized as noncontrolling interests, and, if applicable, the deconsolidation of a subsidiary. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2009.
A reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests is presented below (in thousands):

		CPA®:14	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2008	$780,993	$762,960	$18,033
Shares issued	21,298	21,298	—
Net income	47,201	45,164	2,037
Distributions	(72,572)	(69,050)	(3,522)
Change in other comprehensive income (loss)	(13,647)	(13,647)	—
Shares repurchased	(20,073)	(20,073)	—

Balance at January 1, 2009	743,200	726,652	16,548

Shares issued	5,242	5,242	—
Net income	6,622	5,984	638
Distributions	(18,276)	(17,278)	(998)
Change in other comprehensive income	(5,020)	(5,009)	(11)
Shares repurchased	(9,953)	(9,953)	—

Balance at March 31, 2009	$721,815	$705,638	$16,177

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
We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” At March 31, 2009, we had unrecognized tax benefits of $0.1 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, we had approximately $0.01 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2002 — 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
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
CPA®:14 3/31/2009 10-Q — 16

Notes to Consolidated Financial Statements
In March 2009, we entered into an agreement to sell a property for approximately $27.5 million. We completed this sale in May 2009 (Note 13).
In February 2009, we sold a property for $3.9 million, net of selling costs, and recognized a gain on the sale of $0.4 million, excluding impairment charges recognized in prior years totaling $2.9 million. In connection with the sale, we defeased the existing non-recourse mortgage loan of $2.7 million.
In June and December 2008, we sold two properties for a total of $14.9 million, net of selling costs, and recognized a net gain on the sale of $0.5 million. In connection with the sale of one of these properties, we prepaid the existing non-recourse mortgage loan of $6.5 million and incurred prepayment penalties of $0.3 million. Revenues and expenses of these properties are included in the results of discontinued operations presented below for the three months ended March 31, 2008.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended March 31,
	2009	2008
Revenues	$602	$1,125
Expenses	(171)	(325)
Gain on sale of real estate	402	—

Income from discontinued operations	$833	$800

Note 13. Subsequent Events
In April 2009, a venture in which we have a 67% interest and which we account for under the equity method of accounting refinanced an existing non-recourse mortgage loan of $18.7 million that was scheduled to mature in May 2009 for a new $22.6 million non-recourse mortgage loan. The new financing has a ten-year term and bears interest at a variable rate, which has been effectively converted to a fixed rate of 5.9% per annum through the use of an interest rate swap.
In May 2009, we sold a domestic property to a third party for approximately $27.5 million. This property was encumbered by non-recourse mortgage debt of approximately $12 million. Concurrent with the closing of this sale, we used a portion of the sale proceeds to defease non-recourse mortgage debt totaling approximately $15 million on two unrelated domestic properties. We then substituted the then-unencumbered properties as collateral for the existing $12 million loan.
CPA®:14 3/31/2009 10-Q — 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Business Overview
We are a REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of March 31, 2009, our portfolio consisted of 315 properties leased to 89 tenants, and totaled approximately 29.5 million square feet (on a pro rata basis) with an occupancy rate of 98%. We are managed by WPC and its subsidiaries.
Highlights
Highlights during the first quarter of 2009
•	Sold a property for $3.9 million, net of costs, and recognized a net gain on the sale of $0.4 million, excluding impairment charges recognized in prior years totaling $2.9 million. In connection with the sale, we defeased an existing non-recourse mortgage loan of $2.7 million. We also entered into an agreement to sell a property for $27.5 million. This sale was completed in May 2009.

•	Two tenants filed for bankruptcy. These tenants contributed $1.4 million, or 4%, of aggregate lease revenues for the three months ended March 31, 2009. One of these tenants rejected its lease with us, and in April 2009 we entered into a direct lease agreement with the existing subtenant at the property. The second tenant has not indicated whether it will affirm or reject its lease.

•	Our quarterly cash distribution increased to $0.1976 per share for the first quarter of 2009, or $0.79 per share on an annualized basis.
Financial Highlights
(In thousands)

	Three months ended March 31,
	2009	2008
Total revenues	$39,675	$40,912
Net income attributable to CPA®:14 shareholders (a)	5,984	22,187
Cash flow from operating activities	23,553	23,906

(a)	Net income attributable to CPA®:14 shareholders for the prior year period included income of $10.9 million related to the advisor’s SEC Settlement.
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
CPA®:14 3/31/2009 10-Q — 18

Current Developments and Trends
Our current business plan is principally focused on managing our existing portfolio of properties. Our initial offering documents stated our intention to consider liquidity events for investors generally commencing eight years following the investment of substantially all of the net proceeds from that offering, which occurred in 2000. As a result, during the first quarter of 2008, the advisor began actively considering liquidity alternatives on our behalf and discussed with our board of directors a number of alternatives, including a possible merger with another CPA® REIT, selling our assets, either on a portfolio basis or individually, or listing our shares on a stock exchange. However, in light of evolving market conditions during 2008, as further described below, the advisor recommended, and our board agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable. As a result, we are unable to predict when a liquidity event will occur.
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened throughout 2008 and into the first quarter of 2009, resulting in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through March 31, 2009 have been difficulty in obtaining financing needed to meet debt obligations coming due and increased levels of financial distress for our tenants, with several recently having filed for bankruptcy protection, and higher levels of redemption requests by shareholders than in the past. The level of market volatility necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view of current trends is presented below:
Financing Conditions
The real estate financing markets continued to deteriorate during 2009, and we believe they are worse at the date of this Report than at any point during 2008. Current market conditions make it increasingly difficult to finance investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. At present, financing for larger transactions and for certain property types is not available. These conditions may also affect our ability to sell assets.
The deterioration in the real estate financing markets has also made refinancing debt extremely difficult. All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have invested in that property. Balloon payments on our consolidated investments totaling $49.1 million (inclusive of noncontrolling interest of $2.2 million) will be due during the remainder of 2009. In addition, we have balloon payments totaling $66.7 million due in 2010 and $255.8 million (inclusive of noncontrolling interest of $29.3 million) due in 2011. While we will look to refinance the majority of the scheduled balloon payments, we believe that we have sufficient cash resources to make these payments, if necessary.
Net Asset Values
Over the last several years, commercial real estate values rose significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result of market conditions worsening during 2009, we are seeing asset values decline across all asset types and also currently expect individual tenant credits to deteriorate. In addition, falling asset values combined with difficult financing conditions will make it more difficult for us in situations where we need to re-lease or sell properties. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
We generally calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. As a result of market conditions worsening during 2008, our estimated net asset value per share as of December 31, 2008 decreased to $13.00, a 7.1% decline from our April 30, 2008 estimated net asset value per share of $14.00, which was calculated in connection with the consideration during 2008 of potential liquidity events, and a 10.3% decline from our December 31, 2007 estimated net asset value per share of $14.50. We generally would not expect to update our estimated net asset value on an interim basis unless we were to undertake an extraordinary corporate transaction. However, there can be no assurance that, if we were to calculate our estimated net asset value at March 31, 2009, it would not be less than $13.00 per share, particularly given current market volatility.
Corporate Defaults
We expect that corporate defaults are likely to increase during the remainder of 2009, which will require more intensive management of the assets we own. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease, both in general and upon filing for bankruptcy. In addition, we have attempted to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where
CPA®:14 3/31/2009 10-Q — 19

defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the leased asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. In a bankruptcy proceeding, it is also possible that a net lease transaction could be recharacterized as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, although we might have rights as a secured lender, and those rights would not include the right to compel the tenant to timely perform its obligations under the lease, which could result in a loss of our lease income.
During the three months ended March 31, 2009, two tenants that previously generated annualized lease revenues of $7.8 million rejected their leases with us in bankruptcy court. We entered into a direct lease with an existing subtenant at one of these properties at an annual rent of approximately $3.5 million; however, we are obligated to pay real estate taxes and certain maintenance expenses in connection with this lease. The second property is currently vacant.
We have three current tenants that are operating under bankruptcy protection. Two of these tenants have not indicated whether they will affirm or reject their leases with us in bankruptcy court, while the third tenant has informed us that it will not renew its lease with us when the lease expires on December 31, 2009. These tenants contributed $1.7 million, or 4%, of lease revenues for the three months ended March 31, 2009.
We also have five tenants in automotive related industries (manufacturing, parts, services, etc.) that contributed $4.1 million, or 11%, of lease revenues for the three months ended March 31, 2009 and accounted for $104.7 million, or 9%, of aggregate carrying value at March 31, 2009. One of these tenants is currently operating under bankruptcy protection. Three other automotive tenants emerged from bankruptcy during 2006 and 2007. Two of these tenants affirmed their leases with us, and the third tenant affirmed the leases for four of its six leased properties and repurchased the remaining two from us.
To date, the conditions in the automotive industry and bankruptcy filings by our tenants have not resulted in a material adverse impact on our results of operations. However, it is possible that additional tenants, both in the automotive industry and in other industries, may file for bankruptcy and may disaffirm their leases as part of their bankruptcy reorganization plans.
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
We also closely monitor rent delinquencies as a precursor to a potential default. We continued to see a small increase in rent delinquencies during 2009 and have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect that there may be additional corporate defaults during the remainder of 2009.
The net results of these trends may have an adverse impact on our results of operations, including but not limited to, future impairment charges.
Redemptions
As compared to prior years, we are experiencing higher levels of requests for share redemptions, which consume cash. At present, however, we are not experiencing conditions that have affected our ability to continue to fulfill investor redemption requests.
Consumer Price Index (“CPI”)
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. While inflation rates in the U.S. and the Euro zone have generally increased in recent history, these rates are currently declining rapidly, which we expect will result in a lower level of rent increases in our portfolio in the future.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the final weeks of the first quarter of 2009, the average rate for the U.S. dollar in relation to the Euro during the first quarter of 2009 strengthened by approximately 13% in comparison to the first quarter of 2008, resulting in a negative impact on our results of operations for Euro-denominated investments. Significant deterioration in the value of the Euro is
CPA®:14 3/31/2009 10-Q — 20

likely to have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 15% and 17% of our annualized lease revenues for the three months ended March 31, 2009 and 2008, respectively.
Results of Operations
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Rental income	$34,900	$35,572
Interest income from direct financing leases	3,727	3,808

	$38,627	$39,380

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Three months ended March 31,
Lessee	2009	2008
Carrefour France, SAS (a)	$4,469	$4,867
Petsmart, Inc. (b)	2,076	1,988
Federal Express Corporation (b)	1,755	1,735
Dick’s Sporting Goods, Inc.	1,735	1,723
Atrium Companies, Inc.	1,316	1,290
Tower Automotive, Inc.	1,132	1,037
Caremark Rx, Inc.	1,075	1,075
Perkin Elmer, Inc. (a)	1,067	1,222
Katun Corporation (a)	1,061	1,108
Special Devices, Inc. (c)	1,021	1,034
Metaldyne Company LLC	996	958
Nortel Networks Inc. (c)	974	1,500
McLane Company Food Service Inc.	905	890
Amerix Corp.(d)	810	732
Builders FirstSource, Inc. (b)	679	660
Gerber Scientific, Inc.	667	641
Gibson Guitar Corp. (b)	658	670
Collins & Aikman Corporation	642	615
Waddington North America, Inc.	620	627
Other (a) (b)	14,969	15,008

	$38,627	$39,380

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	These revenues are generated in consolidated ventures, generally with affiliates, and include lease revenues applicable to noncontrolling interests totaling $2 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively.

(c)	Tenant is operating under bankruptcy protection. Nortel Networks has disaffirmed its lease with us. In April 2009, we entered into a direct lease agreement with the existing subtenant at the property that will generate annual lease revenues of $3.5 million and expires in 2016. Special Devices has not indicated whether it will affirm or disaffirm its lease.

(d)	Increase is due to CPI-based (or equivalent) rent increases.
CPA®:14 3/31/2009 10-Q — 21

We recognize income from equity investments in real estate, of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership
	Interest at	Three months ended March 31,
Lessee	March 31, 2009	2009	2008
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$8,389	$9,349
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	12%	7,136	7,136
True Value Company	50%	3,556	3,800
Advanced Micro Devices, Inc.	67%	2,483	2,795
LifeTime Fitness, Inc.	56%	2,267	2,293
CheckFree Holdings, Inc.	50%	1,253	1,207
Compucom Systems, Inc.	67%	1,137	1,137
Best Buy Co., Inc.	37%	908	1,137
Del Monte Corporation	50%	882	739
Sicor, Inc.	50%	836	836
The Upper Deck Company	50%	798	798
Dick’s Sporting Goods, Inc.	45%	784	784
ShopRite Supermarkets, Inc.	45%	620	615
Town Sports International Holdings, Inc.	56%	266	269

		$31,315	$32,895

(a)	In addition to lease revenues, the venture also earned interest income of $6.3 million and $7 million on a note receivable for the three months ended March 31, 2009 and 2008, respectively. Amounts are subject to fluctuations in foreign currency exchange rates.
Lease Revenues
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
For the three months ended March 31, 2009 as compared to the same period in 2008, lease revenues decreased by $0.7 million, primarily due to the negative impact of fluctuations in foreign currency exchange rates of $0.8 million and a $0.7 million reduction in lease revenues caused by tenants in bankruptcy. These decreases were partially offset by scheduled rent increases at several properties totaling $0.8 million.
Property Expenses
For the three months ended March 31, 2009 as compared to the same period in 2008, property expenses increased by $3.9 million, primarily due to an increase in uncollected rent expense of $4.3 million. We wrote off estimated unrecoverable receivables related to straight-line rent receivables totaling $3.9 million, primarily for Nortel Networks Inc., which filed for bankruptcy in January 2009 and disaffirmed its lease with us. In April 2009, we entered into a direct lease agreement with the existing subtenant at the former Nortel Networks property that will generate annual lease revenues of approximately $3.5 million and expires in 2016. We also recognized additional uncollected rent expense of $0.4 million due to an overall increase in tenants who are experiencing difficulty. This increase in uncollected rent expense was partially offset by a decrease of $0.6 million in asset management and performance fees payable to the advisor, as our annual valuation at December 31, 2008 declined in comparison with the previous year’s valuation, as described in Net Asset Values above.
General and Administrative
For the three months ended March 31, 2009 as compared to the same period in 2008, general and administrative expenses decreased by $0.4 million, primarily due to a decrease in our share of personnel expenses allocated by the advisor.
Advisor Settlement
During the three months ended March 31, 2008, we recognized income of $10.9 million in connection with the advisor’s settlement with the SEC (Note 9). We received payment of this amount from the advisor in April 2008.
CPA®:14 3/31/2009 10-Q — 22

Other Interest Income
For the three months ended March 31, 2009 as compared to the same period in 2008, interest income decreased by $0.9 million, primarily due to lower rates of return earned on cash balances due to current market conditions.
Other Income and Expenses
Other income and expenses generally consists of gains and losses on foreign currency transactions and derivative instruments. We have foreign investments in the European Union and as such are subject to the effects of exchange rate movements, particularly in the Euro. We are a net receiver of the Euro and therefore benefit from a weaker U.S. dollar relative to it. We recognize realized and unrealized foreign currency translation gains and losses upon the repatriation of cash from our foreign investments and due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries, respectively. In addition, from time to time, we may obtain equity enhancements in connection with transactions that may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. These stock warrants are readily convertible to cash or provide for net settlement upon conversion, and as such, we recognize unrealized gains or losses in earnings on these common stock warrants. In addition, if the warrants become exercisable and the value of the stock exceeds the exercise price of the warrant, we may exercise the warrants to obtain additional returns for our investors. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three months ended March 31, 2009 as compared to the same period in 2008, other income and expenses decreased by $1.3 million. Realized gains on foreign currency transactions decreased by $1.5 million, primarily due to the strengthening of the U.S. dollar in the current year period as compared to the prior year period and a reduction in the total amount of cash repatriated from foreign subsidiaries. This decrease was partially offset by a decrease in unrealized losses on stock warrants.
Interest Expense
For the three months ended March 31, 2009 as compared to the same period in 2008, interest expense decreased by $1.2 million, primarily as a result of making scheduled mortgage principal payments and paying our annual installment of deferred acquisition fees, both of which reduce the balances on which interest is incurred. In addition, interest expense also decreased due to the impact of fluctuations in foreign currency exchange rates.
Discontinued Operations
For the three months ended March 31, 2009, we recognized income from discontinued operations of $0.8 million, primarily due to a gain on the sale of a property of $0.4 million and income from the operations of discontinued properties of $0.4 million. For the three months ended March 31, 2008, we recognized income from the operations of discontinued properties of $0.8 million.
Net Income Attributable to CPA®:14 Shareholders
For the three months ended March 31, 2009 as compared to the same period in 2008, the resulting net income attributable to CPA®:14 shareholders decreased by $16.2 million.
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
Although our cash flows may fluctuate period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2008. Our sources and uses of cash during the period are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. For the three months ended March 31, 2009, we used cash flows from operating activities of $23.6 million to fund distributions to shareholders of $17.3 million, make scheduled mortgage principal payments of $4.5 million and pay distributions to noncontrolling interests of $1 million. For 2009, the advisor has elected to receive 80% of its performance fees from us in our restricted stock, with the remaining 20% payable in cash. As a result, we paid performance fees of $2.9 million through the issuance of restricted stock rather than in cash. In 2008, the advisor elected to receive all of its performance fees in our restricted stock. The change in 2009 will have a negative impact on our cash flow for the remainder of the year as compared to the prior year.
CPA®:14 3/31/2009 10-Q — 23

Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During the three months ended March 31, 2009, we received proceeds of $3.9 million from the sale of a domestic property. We also received distributions from our equity investments in real estate in excess of cumulative income of $3.4 million, including $2.2 million of cash that was repatriated from a German investment. In January 2009, we paid our annual installment of deferred acquisition fees, which totaled $3.6 million.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and noncontrolling interests, we used $2.7 million to defease a non-recourse mortgage loan in connection with the sale of a property. We also received $2.4 million as a result of issuing shares through our dividend reinvestment and share purchase plan and used $10 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We currently limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. We have recently experienced higher levels of redemption requests as compared to prior years. As of March 31, 2009, redemptions totaled approximately 2.3% of shares outstanding. In addition, our ability to effect redemptions is subject to our having available cash to do so. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, requesting shares will be redeemed on a pro rata basis, subject in all cases to the discretion of our board of directors. Requests not fulfilled in a quarter and not revoked by the shareholder will automatically be carried forward to the next quarter, unless our board of directors determines otherwise, and will receive priority over requests made in the relevant quarter.
CPA®:14 3/31/2009 10-Q — 24

Summary of Financing
The table below summarizes our long-term debt as of March 31, 2009 and 2008, respectively (dollars in thousands):

	March 31,
	2009	2008
Balance
Fixed rate	$681,924	$722,691
Variable rate (a)	112,232	130,490

Total	$794,156	$853,181

Percent of total debt
Fixed rate	86%	85%
Variable rate (a)	14%	15%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	7.4%	7.3%
Variable rate (a)	6.2%	6.2%

(a)	Variable rate debt at March 31, 2009 included (i) $18.7 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $88.7 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term. No interest rate resets or expirations of interest rate swaps are scheduled to occur in the next twelve months.
Cash Resources
As of March 31, 2009, our cash resources consisted of cash and cash equivalents totaling $119.2 million. Of this amount, $9.5 million, at then-current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also have unleveraged properties that had an aggregate carrying value of $58.6 million at March 31, 2009; however, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances. We intend to fund quarterly distributions primarily from the cash generated by our operating activities.
Cash Requirements
During the next twelve months, cash requirements will include making scheduled mortgage principal payments and paying distributions to shareholders and noncontrolling interests, as well as other normal recurring operating expenses. Balloon payments on our consolidated investments totaling $66.5 million will be due during the next twelve months, consisting of $7.2 million in the third quarter of 2009 (inclusive of noncontrolling interest of $2.2 million), $41.8 million in the fourth quarter of 2009 and $17.5 million during the first quarter of 2010. We are currently seeking to refinance certain of these loans and have existing cash resources that can be used to make these payments. We expect to maintain cash balances sufficient to meet working capital needs.
CPA®:14 3/31/2009 10-Q — 25

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of March 31, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$794,156	$93,907	$397,165	$95,712	$207,372
Deferred acquisition fees — Principal	6,829	2,645	2,544	880	760
Interest on borrowings and deferred acquisition fees (a)	207,165	55,240	79,510	28,617	43,798
Subordinated disposition fees (b)	5,050	—	5,050	—	—
Operating and other lease commitments (c)	4,087	512	1,061	1,106	1,408

	$1,017,287	$152,304	$485,330	$126,315	$253,338

(a)	Interest on variable rate debt obligations was calculated using the applicable variable interest rates and balances outstanding as of March 31, 2009.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. In the first quarter of 2008, we asked our advisor to begin reviewing possible liquidity alternatives for us; however, due to deteriorating market conditions during the year, the advisor recommended, and our board of directors agreed, that further consideration of a liquidity event be postponed until market conditions become more stable. As a result, we are unable to predict when a liquidity event will occur.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $32.3 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the above table related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2009. As of March 31, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We acquired two related investments in 2007 that are accounted for under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The remaining ownership of these entities is held by our advisor and certain of our affiliates. The primary purpose of these investments was to ultimately acquire an interest in the underlying properties and as such was structured to effectively transfer the economics of ownership to us and our affiliates while still monetizing the sales value by transferring the legal ownership in the underlying properties over time. We acquired an interest in a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. Concurrently, we also acquired an interest in a second venture (the “lending venture”) that made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 32%. In connection with the acquisition, the property venture agreed to an option agreement that gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price equal to the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase.
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at March 31, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.2 million, with our share approximating $0.7 million. In addition, our maximum exposure to loss on these ventures was approximately $16.5 million (inclusive of both our existing investment and the amount to fund our future commitment).
CPA®:14 3/31/2009 10-Q — 26

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) and our ownership interest in the ventures at March 31, 2009 are presented below (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	March 31, 2009	Total Assets	Party Debt	Maturity Date
Compucom Systems, Inc. (a)	67%	$31,861	$18,578	4/2009
ShopRite Supermarkets, Inc.	45%	14,364	9,698	7/2010
The Upper Deck Company	50%	26,561	10,811	2/2011
Del Monte Corporation	50%	14,866	10,595	8/2011
Advanced Micro Devices, Inc.	67%	88,917	42,714	1/2012
Best Buy Co., Inc.	37%	79,387	25,207	2/2012
True Value Company	50%	134,668	70,121	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	305,235	167,220	5/2014
Checkfree Holdings, Inc.	50%	34,953	29,751	6/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	117,550	84,513	12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	32%	454,857	374,625	4/2017
Sicor, Inc. (c)	50%	16,894	35,350	7/2017
Dick’s Sporting Goods, Inc.	50%	28,735	22,415	1/2022

		$1,348,848	$901,598

(a)	In April 2009, this venture refinanced its existing non-recourse mortgage debt for new financing of $22.6 million that matures in March 2019 (see Subsequent Events below).

(b)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $310.9 million at March 31, 2009.

(c)	In June 2007, this venture refinanced its existing non-recourse mortgage debt for new financing of $35.4 million based on the appraised value of the underlying real estate of the venture.
Subsequent Events
In April 2009, a venture that leases property to Compucom Systems, Inc., in which have a 67% interest and which we account for under the equity method, refinanced an existing non-recourse mortgage loan of $18.7 million that was scheduled to mature in May 2009 for a new $22.6 million non-recourse mortgage loan. The new financing has a ten-year term and bears interest at a variable rate, which has been effectively converted to a fixed rate of 5.9% per annum through the use of an interest rate swap.
In May 2009, we sold a domestic property to a third party for approximately $27.5 million. This property was encumbered by non-recourse mortgage debt of approximately $12 million. Concurrent with the closing of this sale, we used a portion of the sale proceeds to defease non-recourse mortgage debt totaling approximately $15 million on two unrelated domestic properties. We then substituted the then-unencumbered properties as collateral for the existing $12 million loan.
CPA®:14 3/31/2009 10-Q — 27

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. At March 31, 2009, we have two interest rate swaps with a combined fair value liability of $2.2 million.
In connection with a German transaction in 2007, two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized gain (not our proportionate share) of $0.6 million during the three months ended March 31, 2009. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in the Merger. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of March 31, 2009, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At March 31, 2009, our total interest in CCMT had a fair value of $10.9 million, a reduction of $0.5 million from the fair value as of December 31, 2008. The decrease was primarily due to the continued weakness in the credit markets during the first quarter of 2009.
At March 31, 2009, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at March 31, 2009 ranged from 5.5% to 9.4%. The annual interest rates on our variable rate debt at March 31, 2009 ranged from 5.2% to 6.5%. Our debt obligations are more fully described in
CPA®:14 3/31/2009 10-Q — 28

“Financial Condition” above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2009 (in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$56,012	$79,613	$265,022	$155,510	$3,214	$122,553	$681,924	$675,086
Variable rate debt	$3,593	$5,057	$5,285	$5,319	$5,754	$87,224	$112,232	$109,940
The fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the fair value of such debt by an aggregate increase of $24.2 million or an aggregate decrease of $23.1 million, respectively. Annual interest expense on our unhedged variable rate debt that does not currently bear interest at fixed rates would increase or decrease by less than $0.1 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the fixed interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements, particularly in the Euro, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are currently a net receiver of the Euro (we receive more cash than we pay out), and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to it. We recognized net realized foreign currency translation losses of $0.1 million for the three months ended March 31, 2009. Net unrealized foreign currency translation gains were de minimis for the three months March 31, 2009. Such gains and losses are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. For the three months ended March 31, 2009, Carrefour France SAS, which leases properties in France, contributed 12% of lease revenues. The leverage on the non-recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of March 31, 2009, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $1.1 million.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2009 at a reasonable level of assurance.
CPA®:14 3/31/2009 10-Q — 29

Changes in Internal Control over Financial Reporting
During the first quarter of 2009, the advisor implemented an Enterprise Resource Planning suite of integrated operational and financial applications (the “ERP System”). The implementation of this ERP System has affected our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Other than the implementation of the ERP System, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2009, we issued 228,795 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $13.00 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2009:
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
January	35,085	$12.30	N/A	N/A
February	—	—	N/A	N/A
March	778,457	12.30	N/A	N/A

Total	813,542

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
CPA®:14 3/31/2009 10-Q — 30

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 5/15/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 5/15/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:14 3/31/2009 10-Q — 31