Form 10-Q
period 2009-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2009-08-14
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-25771
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	13-3951476 (I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York (Address of principal executive offices)	10020 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 86,969,654 shares of common stock, $.001 par value, outstanding at August 10, 2009.

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

CPA®:14 6/30/2009 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
		(NOTE)
Assets
Real estate, net	$1,064,886	$1,087,036
Net investment in direct financing leases	114,953	124,731
Equity investments in real estate	148,394	156,344
Cash and cash equivalents	113,218	125,746
Intangible assets, net	69,687	72,877
Other assets, net	72,222	70,696

Total assets	$1,583,360	$1,637,430

Liabilities and Equity
Liabilities:
Non-recourse debt	$784,834	$810,794
Accounts payable, accrued expenses and other liabilities	19,126	19,149
Prepaid and deferred rental income and security deposits	24,760	25,650
Due to affiliates	15,529	21,322
Distributions payable	17,195	17,315

Total liabilities	861,444	894,230

Commitments and contingencies
Equity:
CPA®:14 shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 94,394,495 and 93,654,012 shares issued, respectively	94	94
Additional paid-in capital	925,675	916,069
Distributions in excess of accumulated earnings	(136,998)	(127,093)
Accumulated other comprehensive income	5,781	4,427

	794,552	793,497
Less, treasury stock at cost, 7,593,461 and 5,804,003 shares, respectively	(88,727)	(66,845)

Total CPA®:14 shareholders’ equity	705,825	726,652
Noncontrolling interests	16,091	16,548

Total equity	721,916	743,200

Total liabilities and equity	$1,583,360	$1,637,430

Note: The consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date as adjusted (Note 2).
The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 6/30/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Rental income	$36,760	$36,461	$71,660	$72,033
Interest income from direct financing leases	3,513	3,841	7,240	7,649
Other operating income	1,424	830	2,472	2,362

	41,697	41,132	81,372	82,044

Operating Expenses
Depreciation and amortization	(8,012)	(8,263)	(15,843)	(16,511)
Property expenses	(9,377)	(7,825)	(21,704)	(16,218)
General and administrative	(1,712)	(3,139)	(3,343)	(5,145)

	(19,101)	(19,227)	(40,890)	(37,874)

Other Income and Expenses
Advisor settlement (Note 9)	—	—	—	10,868
Income from equity investments in real estate	3,856	2,862	7,104	6,127
Other interest income	428	1,143	781	2,423
Other income and expenses	378	394	(126)	1,162
Interest expense	(15,401)	(15,885)	(30,084)	(31,794)

	(10,739)	(11,486)	(22,325)	(11,214)

Income from continuing operations before income taxes	11,857	10,419	18,157	32,956
Provision for income taxes	(1,059)	(827)	(1,570)	(1,538)

Income from continuing operations	10,798	9,592	16,587	31,418

Discontinued Operations
Income from operations of discontinued properties	205	851	636	1,651
Gain on sale of real estate	8,209	159	8,611	159

Income from discontinued operations	8,414	1,010	9,247	1,810

Net Income	19,212	10,602	25,834	33,228
Less: Net income attributable to noncontrolling interests	(628)	(378)	(1,266)	(817)

Net Income Attributable to CPA®:14 Shareholders	$18,584	$10,224	$24,568	$32,411

Earnings Per Share
Income from continuing operations attributable to CPA®:14 shareholders	$0.12	$0.11	$0.17	$0.35
Income from discontinued operations attributable to CPA®:14 shareholders	0.09	0.01	0.11	0.02

Net income attributable to CPA®:14 shareholders	$0.21	$0.12	$0.28	$0.37

Weighted Average Shares Outstanding	87,485,222	88,191,615	87,721,704	88,105,996

Amounts Attributable to CPA®:14 Shareholders
Income from continuing operations, net of tax	$10,170	$9,214	$15,321	$30,601
Income from discontinued operations, net of tax	8,414	1,010	9,247	1,810

Net income	$18,584	$10,224	$24,568	$32,411

Distributions Declared Per Share	$0.1981	$0.1959	$0.3957	$0.3913

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 6/30/2009 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Income	$19,212	$10,602	$25,834	$33,228
Other Comprehensive Income
Foreign currency translation adjustment	4,564	(183)	(70)	3,750
Change in unrealized gain (loss) on marketable securities	454	(376)	55	(1,075)
Change in unrealized gain on derivative instruments	1,370	553	1,383	177

	6,388	(6)	1,368	2,852

Comprehensive income	25,600	10,596	27,202	36,080

Less: Net income attributable to noncontrolling interests	(628)	(378)	(1,266)	(817)
(Less): Change in unrealized gain on marketable securities attributable to noncontrolling interests	(25)	—	(14)	—

Comprehensive Income Attributable to CPA®:14 Shareholders	$24,947	$10,218	$25,922	$35,263

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 6/30/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2009	2008
Cash Flows — Operating Activities
Net income	$25,834	$33,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	17,122	19,418
Straight-line rent adjustments	3,317	(1,237)
Income from equity investments in real estate in excess of distributions received	1,185	981
Issuance of shares to affiliate in satisfaction of fees due	5,008	6,158
Realized gain on sale of real estate	(8,611)	(159)
Realized loss (gain) on foreign currency transactions, derivative instruments and other, net	25	(2,231)
Unrealized loss on foreign currency transactions, derivative instruments and other, net	101	351
Reversal of unrealized gain on derivatives	—	708
Change in other operating assets and liabilities, net	(3,517)	(68)

Net cash provided by operating activities	40,464	57,149

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	7,206	2,400
Capital expenditures	(2,622)	(6)
Proceeds from sale of real estate and securities	26,247	7,136
Payment of deferred acquisition fees to an affiliate	(3,638)	(3,846)

Net cash provided by investing activities	27,193	5,684

Cash Flows — Financing Activities
Distributions paid	(34,593)	(34,301)
Distributions paid to noncontrolling interests	(1,737)	(1,560)
Proceeds from mortgages	5,000	3,215
Prepayment of mortgage principal	(22,219)	(5,339)
Scheduled payments of mortgage principal	(8,945)	(8,798)
Deferred financing costs and mortgage deposits	(578)	(774)
Proceeds from stock issuance, net of costs	4,598	4,550
Purchase of treasury stock	(21,882)	(8,070)

Net cash used in financing activities	(80,356)	(51,077)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	171	1,185

Net (decrease) increase in cash and cash equivalents	(12,528)	12,941
Cash and cash equivalents, beginning of period	125,746	122,503

Cash and cash equivalents, end of period	$113,218	$135,444

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:14 6/30/2009 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Business
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of June 30, 2009, our portfolio consisted of our full or partial ownership interest in 314 properties, substantially all of which are net leased to 88 tenants, and totaled approximately 29 million square feet (on a pro rata basis) with an occupancy rate of 97%. We were formed in 1997 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not VIEs under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting. We hold ownership interests in certain limited liability companies and limited partnerships that exceed 50% and through which we exercise significant influence. Because our venture partners, which are affiliates, are the managing members or general partners in the limited liability companies or limited partnerships and no unaffiliated parties have substantive kick-out or participation rights, the venture partners are required to consolidate the investments under the provisions of EITF 04-05 and, therefore, we account for these investments under the equity method of accounting.
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as an entity under FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility on our part to generate a positive return on our investment.

CPA®:14 6/30/2009 10-Q — 6

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We own investments in the European Union. Revenues from such investments totaled $7.4 million and $7.7 million for the three months ended June 30, 2009 and 2008, respectively, and $14.0 million and $15.7 million for the six months ended June 30, 2009 and 2008, respectively. Long-lived assets of these investments, which consisted of real estate, net, equity investments in real estate and net investments in direct financing leases, totaled $210.1 million and $214.5 million as of June 30, 2009 and December 31, 2008, respectively.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of new accounting pronouncements during the six months ended June 30, 2009 (Note 10), as well as the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (Note 12).
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
During the three and six months ended June 30, 2009, we completed a domestic investment for $2.5 million that was deemed to be a real estate acquisition and, as such, capitalized acquisition fees of $0.1 million in connection with this investment. We did not make any investments that were deemed to be business combinations during the six months ended June 30, 2009.
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

CPA®:14 6/30/2009 10-Q — 7

Notes to Consolidated Financial Statements
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
FSP 107-1
FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Statements” (“FSP 107-1”), amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends APB 18, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP 107-1 as required in the second quarter of 2009 (Note 7).
FSP 157-4
FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased. We adopted FSP 157-4 as required in the second quarter of 2009. The adoption of FSP 157-4 did not have a material effect on our financial position and results of operations.
FSP 115-2 and 124-2
FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 & 124-2”), amends the other-than-temporary impairment guidance under existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 & 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted FSP 115-2 & 124-2 as required in the second quarter of 2009. The adoption of FSP 115-2 & 124-2 did not have a material effect on our financial position and results of operations.
SFAS 165
SFAS No. 165, “Subsequent Events” (“SFAS 165”), establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events. We adopted SFAS 165 as required in the second quarter of 2009 for events occurring after June 30, 2009. The adoption of SFAS 165 did not have a material effect on our financial position and results of operations.
Recent Accounting Pronouncements (not required to be adopted as of June 30, 2009)
SFAS 166
SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by, among other things, eliminating the concept of a qualifying special-purpose entity; limiting the circumstances where the transfer of a portion of a financial asset will qualify as a sale even if all other derecognition criteria are met; clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; and expanding the disclosures surrounding transfers of financial assets. SFAS 166 is effective for our 2010 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 166 will have on our financial position and results of operations.
SFAS 167
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), amends FIN 46R and changes the consolidation guidance applicable to a VIE. SFAS 167 eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and establishes a qualitative analysis that will include, among other things, consideration of whether the reporting entity has the power to direct matters that most significantly impact the activities of the VIE, as well as whether the reporting entity has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 also requires reassessments of whether the reporting entity is the primary beneficiary of a VIE on an ongoing basis, rather than only when specific events occur, and requires enhanced disclosures about the reporting entity’s involvement with a VIE. SFAS 167 is effective for our 2010 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 167 will have on our financial position and results of operations.

CPA®:14 6/30/2009 10-Q — 8

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009, the advisor elected to receive 80% of its performance fees from us in restricted shares of our common stock, with the remaining 20% payable in cash. For 2008, the advisor elected to receive all of its performance fees in restricted shares of our common stock. We incurred base asset management fees of $2.7 million and $3.0 million for the three months ended June 30, 2009 and 2008, respectively, and $5.5 million and $6.1 million for the six months ended June 30, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of June 30, 2009, the advisor owned 7,008,023 shares (8%) of our common stock.
In connection with structuring and negotiating investments and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January of the seven calendar years following the date a property was purchased, subject to satisfaction of the 7% performance criterion. Unpaid installments bear interest at an annual rate of 6%. In connection with our merger with Corporate Property Associates 12 Incorporated (“CPA®:12”) on December 1, 2006 (the “Merger”), we assumed deferred fees incurred by CPA®:12 totaling $2.7 million that bear interest at an annual rate of 7% and have scheduled installment payments through 2013. During the three and six months ended June 30, 2009, we incurred current and deferred acquisition fees, each of which were less than $0.1 million. No such fees were incurred during the three and six months ended June 30, 2008. Unpaid deferred installments totaled $6.9 million and $10.5 million as of June 30, 2009 and December 31, 2008, respectively, and are included in Due to affiliates in the consolidated financial statements. Annual installments of $3.6 million and $3.8 million in deferred fees were paid in cash to the advisor in January 2009 and 2008, respectively. We also pay the advisor mortgage refinancing fees in connection with the refinancing of mortgages. Such fees totaled $0.2 million for the three months ended June 30, 2009 and $0.2 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively. No such mortgage refinancing fees were paid during the three months ended June 30, 2008.
Fees are also payable to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the Merger. Such fees, which are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event, totaled $5.7 million and $5.1 million at June 30, 2009 and December 31, 2008, respectively.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $0.6 million for each of the three month periods ended June 30, 2009 and 2008 and $1.2 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively, which are included in General and administrative expenses in the consolidated financial statements.
We own interests in entities ranging from 12% to 90%, including jointly-controlled tenant-in-common interests in properties, with the remaining interests held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 5).

CPA®:14 6/30/2009 10-Q — 9

Notes to Consolidated Financial Statements
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement among the participants in that entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three month periods ended June 30, 2009 and 2008 and $0.3 million for each of the six month periods ended June 30, 2009 and 2008. Based on gross revenues through June 30, 2009, our current share of future minimum lease payments would be $0.6 million annually through 2016.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Land	$225,676	$231,325
Buildings	1,039,715	1,044,450
Less: Accumulated depreciation	(200,505)	(188,739)

	$1,064,886	$1,087,036

In connection with our acquisition of properties, we have recorded net lease intangibles of $80.6 million, which are being amortized over periods ranging from nine to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $1.6 million for each of the three month periods ended June 30, 2009 and 2008 and $3.1 million for each of the six month periods ended June 30, 2009 and 2008.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, (ii) tenants-in-common subject to common control (Note 2) and (iii) partnerships and limited liability companies in which our ownership interests exceed 50% but which we account for under the equity method of accounting pursuant to the provisions of EITF 04-05, as described in Note 2. All of the underlying investments are owned with affiliates that have similar objectives to ours.
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, inclusive of amortization of differences between the estimated fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges, as applicable (dollars in thousands):

	Ownership
	Interest at	Carrying Value at
Lessee	June 30, 2009	June 30, 2009	December 31, 2008
True Value Company	50%	$31,664	$31,916
Advanced Micro Devices, Inc. (a)	67%	28,821	29,579
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	32%	17,105	19,399
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	12%	12,798	12,992
The Upper Deck Company	50%	11,946	11,673
Best Buy Co., Inc.	37%	11,636	12,469
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	10,591	10,898
Compucom Systems, Inc. (c)	67%	8,778	10,958
Del Monte Corporation	50%	7,667	8,135
ShopRite Supermarkets, Inc.	45%	6,705	6,696
Checkfree Holdings, Inc.	50%	1,534	1,653
Sicor, Inc. (d)	50%	(275)	493
Dick’s Sporting Goods, Inc. (e)	45%	(576)	(517)

		$148,394	$156,344

CPA®:14 6/30/2009 10-Q — 10

Notes to Consolidated Financial Statements

(a)	In connection with a mortgage refinancing in 2008, we contributed $11.9 million to this venture to pay off an existing non-recourse mortgage loan.

(b)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	In April 2009, this venture refinanced its existing non-recourse mortgage debt of $18.7 million, which was scheduled to mature in May 2009, for new non-recourse financing of $22.6 million. The venture distributed the net proceeds of the financing to the venture partners.

(d)	Decrease is primarily due to amortization of differences between the fair value of the investment at the date of acquisition of the venture and the carrying value of its net assets at that date.

(e)	In January 2007, this venture obtained non-recourse mortgage financing of $23.0 million and distributed the proceeds to the venture partners.
The following table presents combined summarized financial information of our venture properties (for the entire ventures, not our proportionate share) (in thousands):

	June 30, 2009	December 31, 2008
Assets	$1,722,748	$1,685,258
Liabilities	(999,000)	(1,007,937)

Partners’ and members’ equity	$723,748	$677,321

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$40,114	$40,739	$78,952	$82,452
Expenses	(21,468)	(23,933)	(42,444)	(46,912)

Net income	$18,646	$16,806	$36,508	$35,540

We recognized income from these equity investments in real estate of $3.9 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively, and $7.1 million and $6.1 million for the six months ended June 30, 2009 and 2008, respectively. These amounts represent our share of the income of these ventures, inclusive of the amortization of differences between the estimated fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges.
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch, Inc., had an estimated fair value of $1.1 million and $1.6 million as of June 30, 2009 and December 31, 2008, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had an estimated fair value of $10.1 million and $9.8 million at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the total estimated fair value of our interest was $11.2 million and $11.4 million, respectively, and reflected an aggregate unrealized loss of $0.2 million and $0.3 million, respectively, and a cumulative net amortization of $1.3 million and $1.1 million, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
One key variable in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the following table presents a sensitivity analysis of the fair value of our interest at June 30, 2009 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	June 30, 2009	change	change
Fair value of our interest in CCMT	$11,248	$10,968	$10,696
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

CPA®:14 6/30/2009 10-Q — 11

Notes to Consolidated Financial Statements
Note 7. Fair Value Measurements
We account for financial and nonfinancial assets and liabilities in accordance with SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$104,681	$104,681	$—	$—
Marketable equity securities	13,876	217	—	13,659
Derivative assets	1,395	—	—	1,395

	$119,952	$104,898	$—	$15,054

Liabilities:
Derivative liabilities	$(1,205)	$—	$(1,205)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$99,180	$99,180	$—	$—
Marketable securities	13,968	181	—	13,787
Derivative assets	1,601	—	—	1,601

	$114,749	$99,361	$—	$15,388

Liabilities:
Derivative liabilities	$(2,256)	$—	$(2,256)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

CPA®:14 6/30/2009 10-Q — 12

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended June 30, 2009			Three months ended June 30, 2008
Beginning balance	$13,339	$1,122	$14,461	$15,589	$2,062	$17,651
Total gains or losses (realized and unrealized):
Included in earnings	—	344	344	—	247	247
Included in other comprehensive income	392	—	392	(414)	—	(414)
Amortization and accretion	(72)	—	(72)	(41)	—	(41)
Purchases, issuances, and settlements	—	(71)	(71)	—	(708)	(708)

Ending balance	$13,659	$1,395	$15,054	$15,134	$1,601	$16,735

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$314	$314	$—	$(461)	$(461)

		Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Six months ended June 30, 2009			Six months ended June 30, 2008
Beginning balance	$13,787	$1,601	$15,388	$16,408	$2,564	$18,972
Total gains or losses (realized and unrealized):
Included in earnings	—	(49)	(49)	(96)	(255)	(351)
Included in other comprehensive income	18	—	18	(1,055)	—	(1,055)
Amortization and accretion	(146)	—	(146)	(123)	—	(123)
Purchases, issuances, and settlements	—	(157)	(157)	—	(708)	(708)

Ending balance	$13,659	$1,395	$15,054	$15,134	$1,601	$16,735

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(165)	$(165)	$(96)	$(963)	$(1,059)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and expenses in the consolidated financial statements.
Our non-recourse debt had a carrying value of $784.8 million and $810.8 million and an estimated fair value of $781.1 million and $791.3 million at June 30, 2009 and December 31, 2008, respectively. Our marketable securities, including our interest in CCMT, had a cost basis of $14.1 million and $14.2 million and an estimated fair value of $13.7 million and $13.8 million at June 30, 2009 and December 31, 2008, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at June 30, 2009 and December 31, 2008.

CPA®:14 6/30/2009 10-Q — 13

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
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
Use of Derivative Financial Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or any firm commitment are considered fair value hedges. For fair value hedges, changes in the estimated fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in Other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the estimated fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and in connection with structuring lease transactions, lessees may also grant us common stock warrants that are considered to be derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
The following table sets forth our derivative instruments at June 30, 2009 and December 31, 2008 (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	Other liabilities	$—	$—	$(1,205)	$(2,256)

Derivatives not designated as hedging instruments under SFAS 133
Stock warrants	Other assets	1,395	1,601	—	—

Total derivatives		$1,395	$1,601	$(1,205)	$(2,256)

CPA®:14 6/30/2009 10-Q — 14

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments and their location within the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
Derivatives in SFAS 133 Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate swaps (a)	$1,370	$553	$1,383	$177

Total	$1,370	$553	$1,383	$177

(a)	During the three and six months ended June 30, 2009 and 2008, no gains or losses were reclassified from OCI into income related to either (i) ineffective portions of hedging relationships or (ii) amounts excluded from effectiveness testing. The amounts for the three and six months ended June 30, 2009 include our share of unrealized gains and losses recognized by certain unconsolidated ventures.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives not in SFAS 133 Cash	Location of Gain (Loss)	Three months ended June 30,		Six months ended June 30,
Flow Hedging Relationships	Recognized in Income	2009	2008	2009	2008

Stock warrants	Other income and expenses	$344	$247	$(49)	$(255)

Total		$344	$247	$(49)	$(255)

See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and may enter into interest rate swap agreements with counterparties. Interest rate swap agreements, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using interest rate swaps is to limit our exposure to interest rate movements.
The interest rate swap derivative financial instruments that we had outstanding at June 30, 2009 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	June 30, 2009
1-Month LIBOR	“Pay-fixed” swap	$12,201	5.6%	3/2008	3/2018	$(677)
1-Month LIBOR	“Pay-fixed” swap	6,431	6.4%	7/2008	7/2018	(528)

						$(1,205)

Stock Warrants
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions or were acquired through the Merger. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion.
Embedded Credit Derivatives
In connection with a German transaction in 2007, two unconsolidated ventures in which we have a total effective ownership interest of 32% obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. The lender of this financing entered into interest rate swap agreements on its own behalf through which the fixed interest rate components on the financing were converted into variable interest rate instruments. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swaps at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at June 30, 2009 and December 31, 2008, the embedded credit derivatives had an estimated total fair value (not our proportionate share) of $3.2 million and $2.1 million, respectively. These derivatives generated a total unrealized gain (not our proportionate share) of $0.5 million for the three months ended June 30, 2009, a total unrealized loss (not our proportionate share) of $0.2 million for the three months ended June 30, 2008, and a total unrealized gain (not our proportionate share) $1.1 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.

CPA®:14 6/30/2009 10-Q — 15

Notes to Consolidated Financial Statements
Other
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. As of June 30, 2009, we estimate that an additional $0.7 million will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain a provision whereby, if we either default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations. As of June 30, 2009, the estimated fair value of our derivatives was in a net liability position of $1.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at June 30, 2009, we could have been required to settle our obligations under these agreements at their termination value of $1.3 million.
Portfolio Concentration Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that could cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages below are based on our consolidated ownership and not on our actual ownership percentage in such investments.
As of June 30, 2009, the majority of our directly owned real estate properties and related loans were located in the U.S (83%) with the remainder primarily leased to one tenant located in France, Carrefour France, S.A. No other tenant accounted for more than 10% of current annualized lease revenue. As of June 30, 2009, our directly owned real estate properties contained concentrations in the following asset types: industrial (32%), warehouse/distribution (32%), office (19%) and retail (10%); and in the following tenant industries: retail (27%), electronics (11%) and automotive (11%).
At June 30, 2009, three of our tenants were operating under bankruptcy protection. These three tenants accounted for $2.4 million of lease revenues for each of the three month periods ended June 30, 2009 and 2008 and $4.8 million and $4.7 million of lease revenues for the six months ended June 30, 2009 and 2008, respectively, with an aggregate carrying value of $60.9 million and $61.7 million at June 30, 2009 and December 31, 2008, respectively. Substantially all of these amounts are attributable to two automotive tenants described below. One of the automotive tenants emerged from bankruptcy in August 2009, at which time we entered into two new leases with this tenant. One lease is scheduled to expire in January 2010 and will generate lease revenues of $1.8 million, while the second lease is scheduled to expire in June 2021 and will generate annual lease revenues of $1.0 million. The remaining two tenants have not indicated whether they will affirm or disaffirm their leases with us. In addition, a fourth tenant emerged from bankruptcy protection in April 2009 and informed us that it will not renew its lease with us when the lease expires in December 2009. This lease accounted for $0.4 million and $0.6 million of lease revenues for the three months ended June 30, 2009 and 2008, respectively, and $0.7 and $1.2 million of lease revenues for the six months ended June 30, 2009 and 2008, respectively.
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. As of June 30, 2009, we had five tenants in automotive related industries, including a tenant that filed for bankruptcy in May 2009 and a tenant that emerged from bankruptcy in August 2009 (see above). These five tenants accounted for lease revenues totaling $4.2 million and $4.1 million for the three months ended June 30, 2009 and 2008, respectively, and $8.3 million and $8.0 million for the six months ended June 30, 2009 and 2008, respectively, with an aggregate carrying value of $104.2 million and $105.4 million as of June 30, 2009 and December 31, 2008, respectively.
Note 9. Advisor Settlement
In March 2008, the advisor entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the settlement, we recognized income of $10.9 million, including interest, from the advisor. We received payment of this amount from the advisor in April 2008. The settlement is reflected as Advisor settlement in our Consolidated Statements of Income. For additional information about the SEC investigation and the settlement, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 26, 2009.

CPA®:14 6/30/2009 10-Q — 16

Notes to Consolidated Financial Statements
Note 10. Noncontrolling Interests
On January 1, 2009, we adopted SFAS 160 as required. SFAS 160 establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which have been recharacterized as noncontrolling interests, and, if applicable, the deconsolidation of a subsidiary. There were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2009.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:14	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2008	$780,993	$762,960	$18,033
Shares issued	21,298	21,298	—
Net income	47,201	45,164	2,037
Distributions	(72,572)	(69,050)	(3,522)
Change in other comprehensive loss	(13,647)	(13,647)	—
Shares repurchased	(20,073)	(20,073)	—

Balance at January 1, 2009	743,200	726,652	16,548

Shares issued	9,606	9,606	—
Net income	25,834	24,568	1,266
Distributions	(36,210)	(34,473)	(1,737)
Change in other comprehensive income	1,368	1,354	14
Shares repurchased	(21,882)	(21,882)	—

Balance at June 30, 2009	$721,916	$705,825	$16,091

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
We conduct business in the various states and municipalities within the U.S. and the European Union, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes.
We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” At June 30, 2009, we had unrecognized tax benefits of $0.1 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2002 — 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

CPA®:14 6/30/2009 10-Q — 17

Notes to Consolidated Financial Statements
Note 12. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the relevant criteria have been met in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale and current and prior period results of operations are classified as discontinued operations.
In May 2009, we sold a domestic property to a third party for $22.3 million, net of selling costs, and recognized a gain on the sale of $8.2 million. This property was encumbered by non-recourse mortgage debt of $12.2 million. Concurrent with the closing of this sale, we used a portion of the sale proceeds to defease non-recourse mortgage debt totaling $15.0 million on two unrelated domestic properties and incurred defeasance charges totaling $0.4 million. We then substituted the then-unencumbered properties as collateral for the existing $12.2 million loan. The terms of the existing loan remain unchanged.
In February 2009, we sold a property for $3.9 million, net of selling costs, and recognized a gain on the sale of $0.4 million, excluding impairment charges recognized in prior years totaling $2.9 million. In connection with the sale, we defeased the existing non-recourse mortgage loan of $2.7 million.
In June and December 2008, we sold two properties for a total of $14.9 million, net of selling costs, and recognized a net gain on the sale of $0.5 million. In connection with the sale of one of these properties, we prepaid the existing non-recourse mortgage loan of $6.5 million and incurred prepayment penalties of $0.3 million. Revenues and expenses of these properties are included in the results of discontinued operations presented below for the three and six months ended June 30, 2008.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$218	$1,211	$820	$2,336
Expenses	(13)	(360)	(184)	(685)
Gain on sale of real estate	8,209	159	8,611	159

Income from discontinued operations	$8,414	$1,010	$9,247	$1,810

Note 13. Subsequent Events
In July 2009, we prepaid an existing non-recourse mortgage loan of $13.7 million, which covered two domestic properties and was scheduled to mature in September 2009. Concurrent with the prepayment, we obtained new non-recourse financing of $9.3 million, which is scheduled to mature in July 2014, on one of these properties. In addition, in August 2009 we refinanced a maturing non-recourse mortgage loan of $7.7 million with new non-recourse mortgage financing of $8.5 million that is scheduled to mature in August 2014.
In July 2009, a venture in which we have a 67% interest, and which we account for under the equity method of accounting, amended certain terms of its existing non-recourse mortgage loan that would otherwise have resulted in the lender withholding certain cash amounts from the venture as a result of a downgrade in the tenant’s credit. In connection with the amendment, the venture made a partial prepayment of $8.0 million on the loan, which has an outstanding balance of $34.1 million following the prepayment and is scheduled to mature in January 2012.
In July 2009, our board of directors approved the renewal of our advisory agreement with the advisor for the term beginning on October 1, 2009 and ending on September 30, 2010.
We have considered subsequent events through August 14, 2009, the date the financial statements were issued.

CPA®:14 6/30/2009 10-Q — 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Business Overview
We are a REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of June 30, 2009, our portfolio consisted of our full or partial ownership interest in 314 properties, substantially all of which are net leased to 88 tenants, and totaled approximately 29 million square feet (on a pro rata basis) with an occupancy rate of 97%. We were formed in 1997 and are managed by WPC and its subsidiaries.
Financial Highlights
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenues	$41,697	$41,132	$81,372	$82,044
Net income attributable to CPA®:14 shareholders (a)	18,584	10,224	24,568	32,411
Cash flow from operating activities (b)			40,464	57,149

(a)	Net income attributable to CPA®:14 shareholders for the three and six months ended June 30, 2009 included a gain of $8.2 million recognized in connection with the sale of a property. For the six months ended June 30, 2009, we incurred uncollected rent expense of $6.0 million in connection with properties whose tenants are in bankruptcy, compared with $0.7 million for the same period in 2008. In addition, during the six months ended June 30, 2008, we recognized income of $10.9 million related to the advisor’s SEC Settlement (Note 9).

(b)	Cash flow from operating activities for the six months ended June 30, 2009 was impacted by increases in rent delinquencies and property carrying costs. For the comparable prior year period, cash flow from operating activities included the receipt of $10.9 million related to the advisor’s SEC Settlement.
Our quarterly cash distribution increased to $0.1981 per share for the second quarter of 2009, or $0.79 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing equity in our real estate.
Current Trends
As of the date of this Report, we are focused on managing our existing portfolio of properties. In our initial offering documents, we stated our intention to consider liquidity events for investors generally commencing eight years following the investment of substantially all of the net proceeds from that offering, which occurred in 2000. As a result, during the first quarter of 2008, the advisor began actively considering liquidity alternatives on our behalf and discussed with our board of directors a number of alternatives, including a possible merger with another CPA® REIT, selling our assets, either on a portfolio basis or individually, or listing our shares on a stock exchange. However, in light of deteriorating market conditions during 2008, the advisor recommended, and our board agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable. As a result, we are unable to predict when a liquidity event will occur.

CPA®:14 6/30/2009 10-Q — 19

The deterioration in the credit and real estate financing markets that began in the second half of 2007 and accelerated during 2008 has resulted in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. As of the date of this Report, one of the major effects of the economic crisis on our business has been to increase levels of financial distress for our tenants, with several tenants recently filing for bankruptcy protection. The level of market volatility necessarily renders any discussion of current trends that affect our business highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial economic trends on our business, and our response to those trends, is presented below.
Financing Conditions
Real estate financing markets deteriorated significantly during 2008. Current market conditions have continued to make it relatively more difficult for us to refinance maturing debt and obtain financing on unencumbered properties, both domestically and internationally. In addition, financing for larger transactions and for certain property types generally remains unavailable.
During the six months ended June 30, 2009, we were able to refinance maturing debt in most instances on generally attractive terms given current market conditions. In April 2009, a venture in which we have a 67% interest and which we account for under the equity method of accounting refinanced maturing non-recourse mortgage debt of $18.7 million with new non-recourse financing of $22.6 million that is scheduled to mature in 2019. In May 2009, we refinanced a maturing non-recourse mortgage loan of $4.5 million with new non-recourse financing of $5.0 million that is scheduled to mature in 2034. Also in May 2009, we sold a domestic property for $22.3 million, net of selling costs, and recognized a gain on the sale of $8.2 million. This property was encumbered by non-recourse mortgage debt of $12.2 million that is scheduled to mature in 2018. Concurrent with the closing of the sale, we used a portion of the sale proceeds to defease non-recourse mortgage debt totaling $15.0 million on two unrelated domestic properties that was scheduled to mature in September 2009. This defeasance transaction relieved the two properties of their mortgage obligations, and we substituted them as collateral for the existing $12.2 million loan. The terms of the existing loan remain unchanged.
We have balloon payments totaling $15.9 million on our consolidated investments that will be due during the remainder of 2009. We also have balloon payments of $66.7 million due during 2010 and $255.8 million due during 2011 (inclusive of amounts payable by noncontrolling interests totaling $29.3 million). In addition, our share of balloon payments due in 2010 and 2011 on certain of our unconsolidated ventures is $4.2 million and $9.8 million, respectively. We are actively seeking to refinance this debt but believe we have sufficient cash resources to make these payments, if necessary. Our property level debt is non-recourse, which means that if we default on a mortgage loan obligation, our exposure is generally limited to our equity invested in that property.
Corporate Defaults
We expect that many of our tenants will continue to experience financial stress until general economic conditions improve. We expect these conditions to continue in the near term and cannot predict when they will recover. Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
We have experienced increased levels of corporate defaults recently, and we anticipate that there may be additional corporate defaults at least during the remainder of 2009. Three of our tenants, including two tenants in the automotive industry, were operating under bankruptcy protection as of June 30, 2009 (Note 8). These three tenants accounted for $4.8 million of lease revenues for the six months ended June 30, 2009. One of these tenants emerged from bankruptcy in August 2009, at which time we entered into two new leases with the tenant, while the other two tenants have not indicated whether they will affirm or disaffirm their leases with us. A fourth tenant emerged from bankruptcy in April 2009 and has informed us that it will not renew its lease with us when the lease expires on December 31, 2009.
In addition to the tenants operating under bankruptcy protection at June 30, 2009, during the six months ended June 30, 2009 two tenants disaffirmed their leases with us in bankruptcy court and the properties are vacant as of the date of this Report. For the year ended December 31, 2008, these two tenants accounted for $7.7 million of total lease revenues, of which $5.9 million related to Nortel Networks, Inc. In January 2009, Nortel Networks filed for bankruptcy and subsequently disaffirmed its lease with us. In April 2009, we entered into a direct lease agreement with the existing subtenant at the property. However, this tenant defaulted on its rental obligation in May 2009, and we are seeking to re-lease the property. As a result of the tenant’s noncompliance with the terms of its lease, in August 2009 we suspended debt service on the mortgage loan at the former Nortel Networks property, which had an outstanding balance of $27.6 million at June 30, 2009. During the time that the Nortel Networks property and the second vacant property remain substantially unoccupied, we anticipate that we will incur significant carrying costs, including but not limited to debt service payments on the existing non-recourse mortgage loan on the second property, which had an outstanding balance of $9.2 million at June 30, 2009.

CPA®:14 6/30/2009 10-Q — 20

To mitigate these risks, we believe we have invested in assets that are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with management and review of financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt, and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Net Asset Values
As a result of market conditions worsening during 2008, asset values declined across all asset types, and our estimated net asset valuation as of December 31, 2008 declined as well. Our estimated net asset value per share as of December 31, 2008 decreased to $13.00, a 7.1% decline from our April 30, 2008 estimated net asset value per share of $14.00, which was calculated in connection with the consideration during 2008 of potential liquidity alternatives, and a 10.3% decline from our December 31, 2007 estimated net asset value per share of $14.50. Our estimated net asset valuation is based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among other variables. We generally do not control these variables and, as such, cannot predict whether current trends in some or all of these variables will continue in the future.
Redemptions
We have experienced higher levels of share redemptions during 2008 and 2009, which consume cash. However, as of the date of this Report we have not experienced conditions that have affected our ability to continue to fulfill investor redemption requests.
Lease Expirations
Less than 2% of our leases are scheduled to expire during the remainder of 2009 and in 2010. At June 30, 2009, our leases have a weighted average remaining term of 9 years. Based on annualized contractual lease revenue, 14% of our leases are scheduled to expire in 2011. We actively manage our portfolio and work with tenants generally beginning three years prior to lease expiration. In certain cases, we obtain lease renewals from our tenants. However, tenants may exercise purchase options rather than renew their lease, while in other cases we may seek replacement tenants or sell the property.
Other Factors
Our leases generally have rent adjustments based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and the six months ended June 30, 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. Current fluctuations in inflation rates in the U.S. and the Euro zone will impact rent increases in coming years.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the second quarter of 2009, the average rate for the U.S. dollar in relation to the Euro strengthened by approximately 13% during both the second quarter of 2009 and the six months ended June 30, 2009 in comparison to the same periods in 2008, resulting in a negative impact on our results of operations for Euro-denominated investments in the current year periods. Investments denominated in the Euro accounted for approximately 17% of our annualized lease revenues for both the six months ended June 30, 2009 and 2008.

CPA®:14 6/30/2009 10-Q — 21

Results of Operations
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Six months ended June 30,
	2009	2008
Rental income	$71,660	$72,033
Interest income from direct financing leases	7,240	7,649

	$78,900	$79,682

During the six months ended June 30, 2009 and 2008, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Six months ended June 30,
Lessee	2009	2008
Carrefour France, S.A. (a)	$9,401	$10,058
PETsMART, Inc. (b)	4,130	4,042
Federal Express Corporation (b)	3,509	3,471
Dick’s Sporting Goods, Inc.	3,469	3,619
Atrium Companies, Inc.	2,624	2,572
Tower Automotive, Inc.	2,302	2,165
Katun Corporation (a)	2,179	2,253
Perkin Elmer, Inc. (a)	2,167	2,484
Caremark Rx, Inc.	2,150	2,150
Special Devices, Inc. (c)	2,080	2,080
Metaldyne Company LLC (c)	1,982	1,906
McLane Company Food Service Inc.	1,865	1,865
Amerix Corp.(d)	1,620	1,464
Builders FirstSource, Inc. (b)	1,355	1,329
Gibson Guitar Corp. (b)	1,345	1,342
Gerber Scientific, Inc.	1,334	1,283
Collins & Aikman Corporation	1,276	1,223
Waddington North America, Inc.	1,268	1,268
Other (a) (b)	32,844	33,108

	$78,900	$79,682

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2009 strengthened by approximately 13% in comparison to the same period in 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	These revenues are generated in consolidated ventures, generally with affiliates, and include lease revenues applicable to noncontrolling interests totaling $3.4 million and $3.2 million for the six months ended June 30, 2009 and 2008, respectively.

(c)	Tenant was operating under bankruptcy protection at June 30, 2009. Special Devices entered into two new leases with us upon emerging from bankruptcy in August 2009. One lease is scheduled to expire in January 2010 and will generate lease revenue of $1.8 million, while the second lease is scheduled to expire in June 2021 and will generate annual lease revenues of $1.0 million. Metaldyne continues to operate under bankruptcy protection and has not indicated whether it will affirm or disaffirm its lease.

(d)	Increase was due to CPI-based (or equivalent) rent increases.

CPA®:14 6/30/2009 10-Q — 22

We recognize income from equity investments in real estate, of which lease revenues are a significant component. During the six months ended June 30, 2009 and 2008, net lease revenues from these ventures (for the entire venture, not our proportionate share) were (dollars in thousands):

	Ownership
	Interest at	Six months ended June 30,
Lessee	June 30, 2009	2009	2008
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$17,140	$19,275
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	12%	14,258	14,193
True Value Company	50%	7,213	7,421
Advanced Micro Devices, Inc.	67%	5,588	5,588
LifeTime Fitness, Inc.	56%	4,611	4,644
Compucom Systems, Inc.	67%	2,510	2,392
CheckFree Holdings, Inc.	50%	2,477	2,415
Best Buy Co., Inc.	37%	2,272	2,157
Del Monte Corporation (b)	50%	1,763	1,478
Sicor, Inc.	50%	1,671	1,671
The Upper Deck Company	50%	1,597	1,597
Dick’s Sporting Goods, Inc.	45%	1,561	1,561
ShopRite Supermarkets, Inc.	45%	1,238	1,226
Town Sports International Holdings, Inc.	56%	543	543

		$64,442	$66,161

(a)	In addition to lease revenues, the venture also earned interest income of $12.9 million and $14.5 million on a note receivable for the six months ended June 30, 2009 and 2008, respectively. Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase was due to CPI-based rent increase.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, lease revenues decreased by less than $0.1 million and $0.8 million, respectively. Lease revenues were lower in the current year periods primarily from restructuring leases in connection with tenants operating under bankruptcy which resulted in decreases in lease revenues of $0.8 million and $1.5 million, respectively, while the negative impact of fluctuations in foreign currency exchange rates resulted in decreases in lease revenues of $0.7 million and $1.5 million, respectively. These reductions were substantially offset by scheduled rent increases at several properties totaling $1.2 million and $1.9 million, respectively.
Property Expenses
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, property expenses increased by $1.6 million and $5.5 million, respectively, primarily due to increases in costs related to current and former tenants who have filed for bankruptcy of $1.4 million and $6.1 million, respectively, and increases in reimbursable tenant costs of $0.7 million and $0.8 million, respectively. As a result of tenants’ bankruptcy proceedings, uncollected rent expense increased by $1.0 million and $5.3 million for the comparable three and six month periods, respectively, while professional fees and property carrying costs increased by $0.4 million and $0.8 million, respectively. Included in uncollected rent expense for the six months ended June 30, 2009 is a charge of $3.9 million to write off estimated unrecoverable receivables related to straight-line rent receivables, primarily for Nortel Networks Inc., which filed for bankruptcy in January 2009 and disaffirmed its lease with us. In April 2009, we entered into a direct lease agreement with the existing subtenant at the former Nortel Networks property; however, the tenant defaulted on its rental obligation in May 2009. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income. These increases were partially offset by decreases of $0.6 million and $1.2 million, respectively, in asset management and performance fees payable to the advisor primarily due to a decline in our annual estimated net asset valuation at December 31, 2008 in comparison with the previous year’s valuation, as described in Net Asset Values and Redemptions above.

CPA®:14 6/30/2009 10-Q — 23

General and Administrative
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, general and administrative expenses decreased by $1.4 million and $1.8 million, respectively, in each case primarily due to $1.5 million of costs incurred in connection with considering potential liquidity alternatives. In addition, for the six month period ended June 30, 2009 compared to the same period in 2008, our share of personnel expenses allocated by the advisor decreased by $0.3 million.
Advisor Settlement
During the six months ended June 30, 2008, we recognized income of $10.9 million in connection with the advisor’s settlement with the SEC (Note 9).
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For both the three and six months ended June 30, 2009 as compared to the same periods in 2008, income from equity investments in real estate increased by $1.0 million, primarily due to reductions in interest expense at several ventures as a result of refinancing non-recourse mortgage loans during 2008 and 2009.
Other Interest Income
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, interest income decreased by $0.7 million and $1.6 million, respectively, primarily due to lower rates of return earned on cash balances reflecting current market conditions.
Other Income and Expenses
Other income and expenses generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt that is not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany debt that is long-term in nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). When intercompany debt that is short-term in nature or accrued interest on intercompany debt is remeasured, we recognize a gain or loss on foreign currency transactions in earnings. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three months ended June 30, 2009 as compared to the same period in 2008, other income and expenses decreased by less than $0.1 million.
For the six months ended June 30, 2009 as compared to the same period in 2008, other income and expenses decreased by $1.3 million, primarily due to a decrease in realized gains on foreign currency transactions as a result of the strengthening of the U.S. dollar in the current year period as compared to the prior year period, as well as a reduction in the total amount of cash repatriated from foreign subsidiaries.
Interest Expense
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, interest expense decreased by $0.5 million and $1.7 million, respectively, primarily due to the impact of fluctuations in foreign currency exchange rates as well as reductions in interest expense as a result of repaying or refinancing debt during 2008 and the six months ended June 30, 2009. Interest expense also decreased as a result of making scheduled mortgage principal payments and paying our annual installment of deferred acquisition fees, both of which reduce the balances on which interest is incurred.
Discontinued Operations
For both the three and six months ended June 30, 2009 as compared to the same periods in 2008, income from discontinued operations increased by $7.4 million, primarily due to a gain of $8.2 million recognized in connection with the sale of a property in May 2009.
Net Income Attributable to CPA®:14 Shareholders
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, the resulting net income attributable to CPA®:14 shareholders increased by $8.4 million and decreased by $7.8 million, respectively.

CPA®:14 6/30/2009 10-Q — 24

Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Although our cash flows may fluctuate period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2008. Our sources and uses of cash during the period are described below.
Operating Activities
During the six months ended June 30, 2009, we used cash flows from operating activities of $40.5 million to fund distributions to shareholders of $34.6 million. We also made scheduled mortgage principal installments of $8.9 million and paid distributions to noncontrolling interests of $1.7 million. Cash distributions received from our equity investments in real estate in excess of cumulative income (see Investing Activities below) were also used to fund these payments.
In 2009, our cash flows from operating activities were negatively affected by increased rent delinquencies and property carrying costs related to tenants operating under bankruptcy. In addition, for 2009, the advisor has elected to receive 20% of its performance fee from us in cash with the remaining 80% in our restricted stock while in 2008 the advisor had elected to receive all performance fees from us in our restricted stock. This change by the advisor had a negative impact on our cash flow of approximately $1.2 million in the current year period. In the six months ended June 30, 2008, our cash flows from operating activities benefited from the receipt of $10.9 million from the advisor in connection with its SEC Settlement. These settlement proceeds were used to fund a portion of the distribution that was paid to unaffiliated shareholders in April 2008.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During the six months ended June 30, 2009, we received aggregate proceeds of $26.2 million from the sale of two domestic properties. We used $15.0 million of the sales proceeds from one of these properties (which had been encumbered by a $12.2 million non-recourse mortgage loan) to defease non-recourse mortgage debt on two unrelated domestic properties. We then substituted the then-unencumbered properties as collateral for the pre-existing $12.2 million loan. We also received distributions from our equity investments in real estate in excess of cumulative income of $7.2 million, including $2.2 million of cash that was repatriated from a German investment and $1.9 million representing our share of net proceeds from a venture’s mortgage refinancing. Capital expenditures, which totaled $2.6 million, primarily consisted of $2.5 million to acquire an expansion constructed by a tenant at an existing property. In January 2009, we paid our annual installment of deferred acquisition fees, which totaled $3.6 million.
Financing Activities
In addition to making scheduled mortgage principal payments and paying distributions to shareholders and noncontrolling interests, we used $22.2 million to defease or prepay several mortgage loans, all of which were non-recourse obligations. We defeased debt totaling $15.0 million on two properties (see Investing Activities above); refinanced a mortgage loan of $4.5 million that was scheduled to mature in July 2009 for new non-recourse mortgage financing of $5.0 million; and used $2.7 million to defease a mortgage loan in connection with the sale of a property. We also received $4.6 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $21.9 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. We have recently experienced higher levels of redemption requests as compared to prior years. As of June 30, 2009, redemptions totaled approximately 3.1% of shares outstanding. In addition, our ability to effect redemptions is subject to our having available cash to do so. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, shares will be redeemed on a pro rata basis, subject in all cases to the discretion of our board of directors. Requests not fulfilled in a quarter and not revoked by the shareholder will automatically be carried forward to the next quarter, unless our board of directors determines otherwise, and will receive priority over requests made in the relevant quarter.

CPA®:14 6/30/2009 10-Q — 25

Summary of Financing
The table below summarizes our non-recourse long-term debt as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Balance
Fixed rate	$667,425	$691,263
Variable rate (a)	117,409	119,531

Total	$784,834	$810,794

Percent of total debt
Fixed rate	85%	85%
Variable rate (a)	15%	15%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	7.3%	7.4%
Variable rate (a)	6.2%	6.2%

(a)	Variable rate debt at June 30, 2009 included (i) $18.6 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $93.2 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term. The interest rate for one of these loans, which has an outstanding balance of $8.1 million at June 30, 2009, is scheduled to reset to a variable rate in April 2010.
Cash Resources
As of June 30, 2009, our cash resources consisted of cash and cash equivalents totaling $113.2 million. Of this amount, $3.5 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $58.2 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
As of the date of this Report, we have two tenants that are operating under bankruptcy protection and that accounted for $2.7 million of lease revenues for the six months ended June 30, 2009. In addition, we have two properties that are vacant following the former tenants’ termination of their leases with us in bankruptcy court and for which we anticipate that we will incur significant carrying costs until we are able to re-lease or sell them. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be further impacted.
Cash Requirements
During the next twelve months, we expect that cash requirements will include paying distributions to shareholders and partners who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, as well as other normal recurring operating expenses. Balloon payments on our consolidated investments totaling $59.3 million will be due during the next twelve months, consisting of $29.6 million in the third quarter of 2009, inclusive of noncontrolling interest of $2.2 million, a portion of which we refinanced in July 2009 (see Subsequent Events below); $17.5 million during the first quarter of 2010; and $12.2 million in the second quarter of 2010. We are actively seeking to refinance certain of these loans and have existing cash resources that can be used to make these payments.

CPA®:14 6/30/2009 10-Q — 26

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of June 30, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$784,834	$74,878	$433,374	$59,592	$216,990
Deferred acquisition fees — Principal	6,880	2,645	2,557	893	785
Interest on borrowings and deferred acquisition fees (a)	201,699	53,798	73,408	28,736	45,757
Subordinated disposition fees (b)	5,722	—	5,722	—	—
Operating and other lease commitments (c)	4,186	545	1,129	1,170	1,342

	$1,003,321	$131,866	$516,190	$90,391	$264,874

(a)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of June 30, 2009.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. In the first quarter of 2008, we asked our advisor to begin considering possible liquidity alternatives for us; however, due to deteriorating market conditions during 2008, the advisor recommended, and our board of directors agreed, that further consideration of a liquidity event be postponed until market conditions become more stable. As a result, we are unable to predict when a liquidity event will occur.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $34.2 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2009. As of June 30, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at June 30, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.4 million, with our share approximating $0.8 million. In addition, our maximum exposure to loss on these ventures was approximately $17.9 million (inclusive of both our existing investment and the amount to fund our future commitment).

CPA®:14 6/30/2009 10-Q — 27

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) and our ownership interest in the ventures at June 30, 2009 are presented below (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	June 30, 2009	Total Assets	Party Debt	Maturity Date
ShopRite Supermarkets, Inc.	45%	$14,738	$9,628	7/2010
The Upper Deck Company	50%	26,992	10,678	2/2011
Del Monte Corporation	50%	16,218	10,528	8/2011
Advanced Micro Devices, Inc.	67%	90,910	42,285	1/2012
Best Buy Co., Inc.	37%	80,164	25,049	2/2012
True Value Company	50%	136,134	69,811	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	12%	314,097	166,282	5/2014
Checkfree Holdings, Inc.	50%	35,395	29,670	6/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	118,031	84,102	12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	478,755	397,454	4/2017
Sicor, Inc. (b)	50%	17,302	35,350	7/2017
Compucom Systems, Inc. (c)	67%	34,399	22,493	3/2019
Dick’s Sporting Goods, Inc.	50%	28,925	22,339	1/2022

		$1,392,060	$925,669

(a)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $330.7 million at June 30, 2009. Dollar amounts shown are based on the exchange rate of the Euro as of June 30, 2009.

(b)	In 2007, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture.

(c)	In April 2009, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $22.6 million that matures in March 2019.
Subsequent Events
In July 2009, we prepaid an existing non-recourse mortgage loan of $13.7 million, which covered two domestic properties and was scheduled to mature in September 2009. Concurrent with the prepayment, we obtained new non-recourse financing of $9.3 million, which is scheduled to mature in July 2014, on one of these properties. In addition, in August 2009 we refinanced a maturing non-recourse mortgage loan of $7.7 million with new non-recourse mortgage financing of $8.5 million that is scheduled to mature in August 2014.
In July 2009, a venture in which we have a 67% interest, and which we account for under the equity method of accounting, amended certain terms of its existing non-recourse mortgage loan that would otherwise have resulted in the lender withholding certain cash amounts from the venture as a result of a downgrade in the tenant’s credit. In connection with the amendment, the venture made a partial prepayment of $8.0 million on the loan, which has an outstanding balance of $34.1 million following the prepayment and is scheduled to mature in January 2012.
In July 2009, our board of directors approved the renewal of our advisory agreement with the advisor for the term beginning on October 1, 2009 and ending on September 30, 2010.

CPA®:14 6/30/2009 10-Q — 28

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
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS 133.
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
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and given the current economic crisis, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in the Merger. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of June 30, 2009, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2009, we estimate that our total interest in CCMT had a fair value of $11.2 million, a reduction of $0.2 million from the fair value as of December 31, 2008.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. As of June 30, 2009, we estimate that the net fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements was a liability of $1.2 million (Note 8).
In connection with a German transaction in 2007, two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized gain (not our proportionate share) of $1.1 million during the six months ended June 30, 2009. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.

CPA®:14 6/30/2009 10-Q — 29

At June 30, 2009, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during the term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at June 30, 2009 ranged from 5.5% to 9.4%. The annual interest rates on our variable rate debt at June 30, 2009 ranged from 5.2% to 6.5%. Our debt obligations are more fully described in “Financial Condition” above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$33,357	$79,786	$265,214	$155,701	$3,411	$129,956	$667,425	$666,727
Variable rate debt	$2,565	$5,364	$5,607	$5,641	$6,104	$92,128	$117,409	$115,457
The estimated fair value of our fixed rate debt and our variable rate debt that bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements at June 30, 2009 is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt by an aggregate increase of $23.2 million or an aggregate decrease of $22.0 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at June 30, 2009 would increase or decrease by less than $0.1 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a significant portion of the debt classified as variable rate bears interest at fixed rates at June 30, 2009 but has interest rate reset features that will change the fixed interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result we are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of the Euro (we receive more cash than we pay out), and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the six months ended June 30, 2009, we recognized both net realized foreign currency translation gains and net unrealized foreign currency translation losses of $0.1 million. These gains and losses are included in the consolidated financial statements and are primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the six months ended June 30, 2009, Carrefour France, S.A., which leases properties in France, contributed 12% of lease revenues. The leverage on the non-recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of June 30, 2009, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.4 million.

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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:14 6/30/2009 10-Q — 30

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2009, we issued 170,923 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $13.00 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2009:
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
April	3,143	$12.24	N/A	N/A
May	—	—	N/A	N/A
June	972,773	12.24	N/A	N/A

Total	975,916

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 4.	Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders was held on June 10, 2009, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected to serve until the next annual meeting of shareholders:

Name of Director	Shares Voting For	Shares Withheld
Wm. Polk Carey	47,030,470	679,356
Marshall E. Blume	47,023,148	686,678
James D. Price	47,032,413	677,413
Effective June 25, 2009, Richard J. Pinola, age 63, was appointed to our board of directors. Mr. Pinola is an independent director who is also an independent director of our affiliates, Corporate Property Associates 15 Incorporated and Corporate Property Associates 16 – Global Incorporated. Mr. Pinola previously served as an independent director of our board from July 2006 to April 2008.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
3.2	Amended and Restated Bylaws	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:14 6/30/2009 10-Q — 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 8/14/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 8/14/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:14 6/30/2009 10-Q — 32

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.2	Amended and Restated Bylaws	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith