Form 10-Q
period 2009-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2009-11-13
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 85,974,381 shares of common stock, $.001 par value, outstanding at November 9, 2009.

Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 26, 2009 (the “2008 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2008 Annual Report. There has been no significant change in our critical accounting estimates.
CPA®:14 9/30/2009 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
Assets
Investments in real estate:
Real estate, at cost	$1,288,040	$1,275,775
Accumulated depreciation	(211,872)	(188,739)

Net investment in properties	1,076,168	1,087,036
Net investment in direct financing leases	114,975	124,731
Equity investments in real estate	153,586	156,344

Net investments in real estate	1,344,729	1,368,111
Cash and cash equivalents	95,303	125,746
Intangible assets, net	67,994	72,877
Other assets, net	78,295	70,696

Total assets	$1,586,321	$1,637,430

Liabilities and Equity
Liabilities:
Non-recourse debt	$811,902	$810,794
Accounts payable, accrued expenses and other liabilities	23,422	19,149
Prepaid and deferred rental income and security deposits	31,331	25,650
Due to affiliates	16,005	21,322
Distributions payable	17,043	17,315

Total liabilities	899,703	894,230

Commitments and contingencies
Equity:
CPA®:14 shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 94,731,383 and 93,654,012 shares issued, respectively	95	94
Additional paid-in capital	929,957	916,069
Distributions in excess of accumulated earnings	(166,173)	(127,093)
Accumulated other comprehensive income	9,185	4,427

	773,064	793,497
Less, treasury stock at cost, 8,915,862 and 5,804,003 shares, respectively	(104,959)	(66,845)

Total CPA®:14 shareholders’ equity	668,105	726,652
Noncontrolling interests	18,513	16,548

Total equity	686,618	743,200

Total liabilities and equity	$1,586,321	$1,637,430

See Notes to Consolidated Financial Statements
CPA®:14 9/30/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Rental income	$38,723	$35,803	$110,383	$107,836
Interest income from direct financing leases	3,550	3,849	10,790	11,498
Other operating income	2,461	95	4,933	2,457

	44,734	39,747	126,106	121,791

Operating Expenses
Depreciation and amortization	(11,533)	(8,092)	(27,376)	(24,603)
Property expenses	(10,038)	(6,693)	(31,742)	(22,911)
General and administrative	(1,593)	(1,411)	(4,936)	(6,556)
Impairment charges	(20,879)	(1,029)	(20,879)	(1,029)

	(44,043)	(17,225)	(84,933)	(55,099)

Other Income and Expense
Advisor settlement (Note 9)	—	—	—	10,868
Income from equity investments in real estate	3,878	1,541	10,982	7,668
Other interest income	419	1,116	1,200	3,539
Other income and (expenses)	376	629	250	1,791
Interest expense	(16,607)	(15,598)	(46,691)	(47,392)

	(11,934)	(12,312)	(34,259)	(23,526)

(Loss) income from continuing operations before income taxes	(11,243)	10,210	6,914	43,166
Provision for income taxes	(942)	(579)	(2,512)	(2,117)

(Loss) income from continuing operations	(12,185)	9,631	4,402	41,049

Discontinued Operations
Income from operations of discontinued properties	146	558	782	2,209
Gain on sale of real estate	—	—	8,611	159

Income from discontinued operations	146	558	9,393	2,368

Net (Loss) Income	(12,039)	10,189	13,795	43,417
Less: Net income attributable to noncontrolling interests	(94)	(576)	(1,360)	(1,393)

Net (Loss) Income Attributable to CPA®:14 Shareholders	$(12,133)	$9,613	$12,435	$42,024

Earnings Per Share
(Loss) income from continuing operations attributable to CPA®:14 shareholders	$(0.14)	$0.10	$0.03	$0.45
Income from discontinued operations attributable to CPA®:14 shareholders	—	0.01	0.11	0.03

Net (loss) income attributable to CPA®:14 shareholders	$(0.14)	$0.11	$0.14	$0.48

Weighted Average Shares Outstanding	86,893,294	88,211,026	87,442,533	88,141,817

Amounts Attributable to CPA®:14 Shareholders
(Loss) income from continuing operations, net of tax	$(12,279)	$9,055	$3,042	$39,656
Income from discontinued operations, net of tax	146	558	9,393	2,368

Net (loss) income	$(12,133)	$9,613	$12,435	$42,024

Distributions Declared Per Share	$0.1986	$0.1964	$0.5943	$0.5877

See Notes to Consolidated Financial Statements
CPA®:14 9/30/2009 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (Loss) Income	$(12,039)	$10,189	$13,795	$43,417
Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	2,295	(7,780)	2,225	(4,030)
Change in unrealized gain (loss) on marketable securities	770	(508)	825	(1,583)
Change in unrealized gain (loss) on derivative instruments	348	(374)	1,731	(197)

	3,413	(8,662)	4,781	(5,810)

Comprehensive (loss) income	(8,626)	1,527	18,576	37,607

Amounts Attributable to Noncontrolling Interests:
Net income	(94)	(576)	(1,360)	(1,393)
Change in unrealized gain on marketable securities	(9)	—	(23)	—

Comprehensive income attributable to noncontrolling interests	(103)	(576)	(1,383)	(1,393)

Comprehensive (Loss) Income Attributable to CPA®:14 Shareholders	$(8,729)	$951	$17,193	$36,214

See Notes to Consolidated Financial Statements
CPA®:14 9/30/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2009	2008
Cash Flows — Operating Activities
Net income	$13,795	$43,417
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	28,399	28,695
Straight-line rent adjustments	1,908	(1,626)
Income from equity investments in real estate in excess of distributions received	350	2,584
Issuance of shares to affiliate in satisfaction of fees due	7,108	9,175
Realized gain on foreign currency transactions, derivative instruments and other, net	(154)	(1,618)
Realized gain on sale of real estate	(8,611)	(698)
Unrealized (gain) loss on foreign currency transactions, derivative instruments and other, net	(96)	354
Realized gain on sale of securities	—	(708)
Reversal of unrealized gain on derivatives	—	708
Impairment charges	20,879	1,029
Change in other operating assets and liabilities, net	987	2,989

Net cash provided by operating activities	64,565	84,301

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	9,652	4,884
Contributions to equity investments	(5,344)	—
Capital expenditures	(2,855)	—
Proceeds from sale of real estate and securities	26,247	7,211
Increase in cash due to consolidation of a venture	309	—
Payment of deferred acquisition fees to an affiliate	(3,638)	(3,846)

Net cash provided by investing activities	24,371	8,249

Cash Flows — Financing Activities
Distributions paid	(51,787)	(51,540)
Distributions paid to noncontrolling interests	(1,197)	(2,737)
Proceeds from mortgages	27,750	9,740
Prepayment of mortgage principal	(22,219)	(14,212)
Scheduled payments of mortgage principal	(40,301)	(13,035)
Deferred financing costs and mortgage deposits	(760)	(1,130)
Proceeds from stock issuance, net of costs	6,781	6,840
Purchase of treasury stock	(38,114)	(11,153)

Net cash used in financing activities	(119,847)	(77,227)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	468	(492)

Net (decrease) increase in cash and cash equivalents	(30,443)	14,831
Cash and cash equivalents, beginning of period	125,746	122,503

Cash and cash equivalents, end of period	$95,303	$137,334

See Notes to Consolidated Financial Statements
CPA®:14 9/30/2009 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Business
Corporate Property Associates 14 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-actively traded real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of September 30, 2009, our portfolio was comprised of our full or partial ownership interests in 314 properties, substantially all of which were triple-net leased to 87 tenants, and totaled approximately 29 million square feet (on a pro rata basis) with an occupancy rate of 96%. We were formed in 1997 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, which are included in our 2008 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of certain new accounting pronouncements during the nine months ended September 30, 2009 (Note 10).
In May 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We evaluated subsequent events through November 13, 2009, the date on which we filed this Report with the SEC.
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. Under current authoritative guidance, we have determined that we are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity (“VIE”). We hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance.
Information about International Geographic Areas
As of September 30, 2009, our international investments were comprised of investments in the European Union. Revenues from these investments totaled $8.8 million and $7.1 million for the three months ended September 30, 2009 and 2008, respectively, and $22.8 million for both the nine months ended September 30, 2009 and 2008. Our net investments in real estate for these investments totaled $215.0 million and $214.5 million as of September 30, 2009 and December 31, 2008, respectively.
CPA®:14 9/30/2009 10-Q — 6

Notes to Consolidated Financial Statements
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for us beginning January 1, 2010. We are currently in the process of evaluating the impact that the adoption of this guidance will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. Under the terms of this agreement, which was amended and renewed effective October 1, 2009, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Asset Management and Performance Fees
Under the advisory agreement, we pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative annual rate of cash flow from operations of 7%. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For both 2009 and 2008, the advisor elected to receive its asset management fees in cash. For 2009, the advisor elected to receive 80% of its performance fees from us in restricted shares of our common stock, with the remaining 20% payable in cash. For 2008, the advisor elected to receive all of its performance fees in restricted shares of our common stock. We incurred base asset management fees of $2.7 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively, and $8.2 million and $9.1 million for the nine months ended September 30, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of September 30, 2009, the advisor owned 7,169,344 shares (8%) of our common stock.
Transaction Fees
Under the advisory agreement, we also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the seven calendar years following the date a property was purchased, subject to satisfying the 7% performance criterion. Interest on unpaid installments is 6% per year. In connection with our merger with Corporate Property Associates 12 Incorporated (“CPA®:12”) on December 1, 2006 (the “Merger”), we assumed deferred fees incurred by CPA®:12 totaling $2.7 million, with an annual interest rate of 7% per year and have scheduled installment payments through 2013. During the nine months ended September 30, 2009, we incurred both current and deferred acquisition fees, each of which were less than $0.1 million. We did not incur any current or deferred acquisition fees during the three months ended September 30, 2009 or the three and nine months ended September 30, 2008. Unpaid installments of deferred acquisition fees totaled $6.9 million and $10.5 million as of September 30, 2009 and December 31, 2008, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $3.6 million and $3.8 million in cash to the advisor in January 2009 and 2008, respectively. We also pay the advisor mortgage refinancing fees, which totaled less than $0.1 million for the three months ended September 30, 2009 and $0.2 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively. No such mortgage refinancing fees were paid during the three months ended September 30, 2008.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the Merger. These fees, which are subordinated to the performance criterion, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $5.7 million and $5.1 million at September 30, 2009 and December 31, 2008, respectively.
CPA®:14 9/30/2009 10-Q — 7

Notes to Consolidated Financial Statements
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.6 million for each of the three months ended September 30, 2009 and 2008 and $1.8 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively, which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. Under the terms of an agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended September 30, 2009 and 2008 and $0.5 million for each of the nine months ended September 30, 2009 and 2008. Based on gross revenues through September 30, 2009, our current share of future minimum lease payments under this agreement would be $0.6 million annually through 2016.
We own interests in entities ranging from 12% to 90%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 5).
Note 4. Real Estate
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Land	$232,326	$231,325
Buildings	1,055,714	1,044,450
Less: Accumulated depreciation	(211,872)	(188,739)

	$1,076,168	$1,087,036

Impairment Charges
We assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. If this amount is less than the carrying value, the property is considered to be impaired, and we then measure the loss as the excess of the carrying value of the property over the estimated fair value of the property, which is primarily determined using market information from outside sources such as recent comparable sales or broker quotes. If relevant market information is not available, we then perform a future net cash flow analysis discounted for inherent risk associated with each asset.
In the third quarter of 2009, we incurred impairment charges totaling $20.9 million, which are reflected in both the three and nine months ended September 30, 2009. We recognized an impairment charge of $16.9 million on a property previously leased to Nortel Networks Inc. to reduce its carrying value to its estimated fair value based on a discounted cash flow analysis. Nortel Networks filed for bankruptcy and disaffirmed its lease with us in the first quarter of 2009. During the second quarter of 2009, we entered into a direct lease with the existing subtenant at the former Nortel Networks property; however, the new tenant has defaulted on its rental obligation. We also recognized an impairment charge of $4.0 million on a property leased to Metaldyne Company to reduce its carrying value to its estimated fair value based on third party broker quotes. Metaldyne is operating under bankruptcy protection and its lease expires in April 2010.
During the third quarter of 2008, we incurred an impairment charge of $1.0 million on a domestic property to reduce the property’s carrying value to its estimated fair value, which is reflected in both the three and nine months ended September 30, 2008.
CPA®:14 9/30/2009 10-Q — 8

Notes to Consolidated Financial Statements
Acquisition Costs
The FASB has revised its guidance for business combinations. The revised guidance establishes principles and requirements for how the acquirer in a business combination must recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the entity acquired, and goodwill acquired in a business combination. Additionally, the revised guidance requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted the revised guidance as required on January 1, 2009. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, the revised guidance is not expected to have a material impact on our consolidated financial statements. During the nine months ended September 30, 2009, we completed a domestic investment for $2.5 million that was deemed to be a real estate asset acquisition and, as such, capitalized acquisition fees of $0.1 million in connection with this investment. We did not make any investments that were deemed to be business combinations during the nine months ended September 30, 2009.
Tenant Matters
We have six tenants that operated under bankruptcy during some or all of 2009. During the three and nine months ended September 30, 2009, uncollected rent expense increased by $2.2 million and $7.5 million as compared to the same prior year periods, related to such tenants. During the nine months ended September 30, 2009, three of these tenants disaffirmed their leases with us in bankruptcy court, and the properties are vacant as of September 30, 2009. These three tenants previously accounted for $4.3 million, or 2.3%, of aggregate annualized lease revenues. As a result of these corporate defaults, during the third quarter of 2009 we suspended debt service on three non-recourse mortgage loans regarding these properties, which had an aggregate outstanding balance of $40.8 million at September 30, 2009.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $86.5 million, which are being amortized over periods ranging from nine to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $5.5 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $8.6 million and $4.7 million for the nine months ended September 30, 2009 and 2008, respectively.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 67% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control (Note 2). All of the underlying investments are generally owned with affiliates that have similar investment objectives to ours. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions plus fundings).
CPA®:14 9/30/2009 10-Q — 9

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest at	Carrying Value
Lessee	September 30, 2009	September 30, 2009	December 31, 2008
True Value Company	50%	$31,564	$31,916
Advanced Micro Devices, Inc. (a)	67%	33,876	29,579
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	32%	16,981	19,399
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	12,736	12,992
Best Buy Co., Inc.	37%	11,652	12,469
The Upper Deck Company	50%	12,336	11,673
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	10,583	10,898
Compucom Systems, Inc. (c)	67%	8,834	10,958
Del Monte Corporation	50%	7,444	8,135
ShopRite Supermarkets, Inc.	45%	6,712	6,696
Checkfree Holdings, Inc.	50%	1,471	1,653
Amylin Pharmaceuticals, Inc. (formerly Sicor, Inc.) (d)	50%	—	493
Dick’s Sporting Goods, Inc. (e)	45%	(603)	(517)

		$153,586	$156,344

(a)	In 2008, we contributed $11.9 million to this venture to refinance its then existing $59.8 million non-recourse mortgage loan for new non-recourse financing of $43.0 million. In July 2009, the venture restructured its existing debt and made an $8.0 million partial paydown of the loan, reducing the balance to $33.9 million as of September 30, 2009.

(b)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	In April 2009, this venture refinanced its existing non-recourse mortgage debt of $18.7 million, which was scheduled to mature in May 2009, for new non-recourse financing of $22.6 million. The venture distributed the net proceeds of the financing to the venture partners.

(d)	In 2007, this venture completed the refinancing of an existing $2.5 million non-recourse mortgage with new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture. As a result of the refinancing, we became the general partner of the venture. In the third quarter of 2009, we recorded an adjustment to record the venture under the consolidation method as we have control over the venture.

(e)	In 2007, this venture obtained non-recourse mortgage financing of $23.0 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2009	December 31, 2008
Assets	$1,724,266	$1,685,258
Liabilities	(959,074)	(1,007,937)

Partners’/members’ equity	$765,192	$677,321

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$37,008	$36,660	$113,751	$119,112
Expenses	(23,760)	(23,870)	(65,081)	(70,782)

Net income	$13,248	$12,790	$48,670	$48,330

We recognized income from these equity investments in real estate of $3.9 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively, and $11.0 million and $7.7 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts represent our share of the income of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
CPA®:14 9/30/2009 10-Q — 10

Notes to Consolidated Financial Statements
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of Accumulated other comprehensive income as part of shareholders’ equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch, Inc., had an estimated fair value of $1.0 million and $1.6 million as of September 30, 2009 and December 31, 2008, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had an estimated fair value of $10.9 million and $9.8 million at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the total estimated fair value of our interest was $11.9 million and $11.4 million, respectively, and reflected an aggregate unrealized gain of $0.5 million and an aggregate unrealized loss of $0.3 million, respectively, and a cumulative net amortization of $1.3 million and $1.1 million, respectively. We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT.
One key variable in determining the fair value of the subordinated interest is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at September 30, 2009 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	September 30, 2009	change	change
Fair value of our interest in CCMT	$11,936	$11,653	$11,377
The above sensitivity analysis is hypothetical, and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
In April 2009, the FASB amended the existing guidance related to other-than-temporary impairments for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted the new guidance as required in the second quarter of 2009. The adoption of the new guidance did not have a material effect on our financial position and results of operations.
Note 7. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, which we adopted as required in the second quarter of 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
CPA®:14 9/30/2009 10-Q — 11

Notes to Consolidated Financial Statements
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$88,680	$88,680	$—	$—
Marketable securities	14,585	238	—	14,347
Derivative assets	1,626	—	—	1,626

	$104,891	$88,918	$—	$15,973

Liabilities:
Derivative liabilities	$(1,478)	$—	$(1,478)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$99,180	$99,180	$—	$—
Marketable securities	13,968	181	—	13,787
Derivative assets	1,601	—	—	1,601

	$114,749	$99,361	$—	$15,388

Liabilities:
Derivative liabilities	$(2,256)	$—	$(2,256)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

		Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended September 30, 2009			Three months ended September 30, 2008
Beginning balance	$13,659	$1,395	$15,054	$15,134	$1,601	$16,735
Total gains or losses (realized and unrealized):
Included in earnings	—	231	231	—	—	—
Included in other comprehensive income	749	—	749	(398)	—	(398)
Amortization and accretion	(61)	—	(61)	(119)	—	(119)
Purchases, issuances, and settlements	—	—	—	—	—	—

Ending balance	$14,347	$1,626	$15,973	$14,617	$1,601	$16,218

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$231	$231	$—	$—	$—

CPA®:14 9/30/2009 10-Q — 12

Notes to Consolidated Financial Statements

		Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Nine months ended September 30, 2009			Nine months ended September 30, 2008
Beginning balance	$13,787	$1,601	$15,388	$16,408	$2,564	$18,972
Total gains or losses (realized and unrealized):
Included in earnings	—	182	182	(96)	(255)	(351)
Included in other comprehensive income	767	—	767	(1,453)	—	(1,453)
Amortization and accretion	(207)	—	(207)	(242)	—	(242)
Purchases, issuances, and settlements	—	(157)	(157)	—	(708)	(708)

Ending balance	$14,347	$1,626	$15,973	$14,617	$1,601	$16,218

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$66	$66	$(96)	$(963)	$(1,059)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
At September 30, 2009, we performed our quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Based on this valuation, during the nine months ended September 30, 2009 we recorded impairment charges totaling $20.9 million as described in Note 4, calculated based on market conditions and assumptions at September 30, 2009. Actual results may differ materially if market conditions or the underlying assumptions change.
In April 2009, the FASB amended the existing guidance for disclosing the fair value of financial instruments to require disclosing the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The new guidance also amended the existing guidance for interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. The disclosures required by this guidance as of September 30, 2009 and December 31, 2008 are presented below (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$811,902	$774,859	$810,794	$791,337
Marketable securities (a)	14,000	14,585	14,208	13,968

(a)	Carrying value represents historical cost for marketable securities.
The estimated fair value of our debt instruments was determined using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2009 and December 31, 2008.
Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our marketable securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
CPA®:14 9/30/2009 10-Q — 13

Notes to Consolidated Financial Statements
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
Use of Derivative Financial Instruments
In March 2008, the FASB amended the existing guidance for accounting for derivative instruments and hedging activities to require additional disclosures that are intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. The enhanced disclosure requirements primarily surround the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. The required additional disclosures are presented below.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in Other comprehensive income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The following table sets forth our derivative instruments at September 30, 2009 and December 31, 2008 (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest rate swap	Other liabilities	$—	$—	$(626)	$(2,256)

Derivatives not designated as hedging instruments
Stock warrants	Other assets	1,626	1,601	—	—
Interest rate swap	Other liabilities	—	—	(852)	—

Total derivatives		$1,626	$1,601	$(1,478)	$(2,256)

CPA®:14 9/30/2009 10-Q — 14

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments on, and their location within, the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate swaps	$578	$(374)	$1,629	$(197)
During the three and nine months ended September 30, 2009 and 2008, no gains or losses were reclassified from OCI into income related to either (i) ineffective portions of hedging relationships or (ii) amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives not in Cash	Location of Gain (Loss)	Three months ended September 30,		Nine months ended September 30,
Flow Hedging Relationships	Recognized in Income	2009	2008	2009	2008
Stock warrants	Other income and (expenses)	$231	$—	$182	$(255)
Interest rate swap (a)	Interest expense	(852)	—	(852)	—

Total		$(621)	$—	$(670)	$(255)

(a)	During the third quarter of 2009, we determined that an interest rate swap was no longer designated as a hedging instrument due to the sale of the property and the payoff of the underlying mortgage loan in May 2009. As a result, the change in fair value of the swap was recorded in interest expense.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements with counterparties. Interest rate swaps, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.
The interest rate swap derivative instrument that we had outstanding at September 30, 2009 that was designated as a cash flow hedge and is summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	September 30, 2009
1-Month LIBOR	“Pay-fixed” swap	6,402	6.4%	7/2008	7/2018	$(626)
The interest rate swap derivative instrument that we had outstanding at September 30, 2009 that was not designated as a hedge is summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	September 30, 2009
1-Month LIBOR	“Pay-fixed” swap	$12,139	5.6%	3/2008	3/2018	$(852)
CPA®:14 9/30/2009 10-Q — 15

Notes to Consolidated Financial Statements
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion.
Embedded Credit Derivatives
In connection with a German transaction in 2007, two unconsolidated ventures in which we have a total effective ownership interest of 32% obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. The lender of this financing entered into interest rate swap agreements on its own behalf through which the fixed interest rate components on the financing were converted into variable interest rate instruments. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swaps at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at September 30, 2009 and December 31, 2008, and including the effect of foreign currency translation, the embedded credit derivatives had an estimated total fair value of $2.0 million and $2.1 million, respectively. For the three months ended September 30, 2009 and 2008, these derivatives generated total unrealized losses of $1.3 million and $4.2 million, respectively. For the nine months ended September 30, 2009 and 2008, these derivatives generated total unrealized losses of $0.2 million and $3.0 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. As of September 30, 2009, we estimate that an additional $0.7 million will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in us being declared in default on our derivative obligations if we either default or are capable of being declared in default on any of our indebtedness. As of September 30, 2009, we have not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $1.5 million as of September 30, 2009, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at September 30, 2009, we could have been required to settle our obligations under these agreements at their termination value of $1.6 million.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages below are based on our consolidated ownership and not on our actual ownership percentage in these investments.
At September 30, 2009, the majority of our directly owned real estate properties were located in the U.S. (79%) with the remainder primarily leased to one tenant located in France, Carrefour France, SAS (14%). No other tenant accounted for more than 10% of current annualized lease revenue. As of September 30, 2009, our directly owned real estate properties contained concentrations in the following asset types: industrial (32%), warehouse/distribution (31%), office (19%) and retail (10%); and in the following tenant industries: retail (28%), electronics (12%) and automotive (11%).
At September 30, 2009, a tenant in the automotive industry, Metaldyne Company, LLC, was operating under bankruptcy protection. This tenant accounted for $1.0 million of lease revenues for each of the three month periods ended September 30, 2009 and 2008 and $3.0 million and $2.9 million of lease revenues for the nine months ended September 30, 2009 and 2008, respectively, with an aggregate carrying value of $20.1 million and $24.6 million at September 30, 2009 and December 31, 2008, respectively. A former tenant, which had been operating under bankruptcy protection, disaffirmed their lease with us effective September 30, 2009. This lease accounted for $0.4 million of lease revenues for each of the three months ended September 30, 2009 and 2008 and $1.1 million of lease revenues for each of the nine months ended September 30, 2009 and 2008. A second automotive tenant, Special Devices, Inc., emerged from bankruptcy in August 2009, at which time we entered into two new leases with this tenant. One lease is scheduled to expire in January 2010 and will generate total lease revenues of $1.8 million, while the second lease is scheduled to expire in June 2021 and will generate annual lease revenues of $1.0 million. In addition, another tenant emerged from bankruptcy protection in April 2009 and informed us that it will not renew its lease with us when the lease expires in December 2009. This lease accounted for $0.4 million of lease revenues for each of the three months ended September 30, 2009 and 2008 and $1.1 million and $1.6 million of lease revenues for the nine months ended September 30, 2009 and 2008, respectively.
CPA®:14 9/30/2009 10-Q — 16

Notes to Consolidated Financial Statements
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. As of September 30, 2009, we had five tenants in automotive related industries, including Metaldyne Company, which filed for bankruptcy in May 2009, and Special Devices, which emerged from bankruptcy in August 2009 (see above). These five tenants accounted for lease revenues totaling $3.2 million and $4.2 million for the three months ended September 30, 2009 and 2008, respectively, and $11.5 million and $12.2 million for the nine months ended September 30, 2009 and 2008, respectively, with an aggregate carrying value of $103.6 million and $105.3 million as of September 30, 2009 and December 31, 2008, respectively.
Note 9. Advisor Settlement
In March 2008, the advisor entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the settlement, we recognized income of $10.9 million, including interest, from the advisor. We received payment of this amount from the advisor in April 2008. The settlement is reflected as Advisor settlement in our Consolidated Statements of Income. For additional information about the SEC investigation and the settlement, please refer to our 2008 Annual Report.
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. In December 2007, the FASB amended the existing authoritative guidance for accounting for noncontrolling interests in consolidated financial statements, which we adopted as required on January 1, 2009. The new guidance establishes and expands accounting and reporting standards for noncontrolling interests and, if applicable, for the deconsolidation of a subsidiary.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:14	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2008	$780,993	$762,960	$18,033
Shares issued	21,298	21,298	—
Net income	47,201	45,164	2,037
Distributions	(72,572)	(69,050)	(3,522)
Change in other comprehensive loss	(13,647)	(13,647)	—
Shares repurchased	(20,073)	(20,073)	—

Balance at January 1, 2009	743,200	726,652	16,548

Shares issued	13,889	13,889	—
Net income	13,795	12,435	1,360
Distributions	(52,712)	(51,515)	(1,197)
Consolidation of a venture	1,779	—	1,779
Change in other comprehensive income	4,781	4,758	23
Shares repurchased	(38,114)	(38,114)	—

Balance at September 30, 2009	$686,618	$668,105	$18,513

Note 11. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
CPA®:14 9/30/2009 10-Q — 17

Notes to Consolidated Financial Statements
We conduct business in various states and municipalities within the U.S. and the European Union, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At September 30, 2009, we had unrecognized tax benefits of $0.1 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2002 — 2008 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 12. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, company insolvencies or lease rejections in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied if selling the property yields the highest value. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
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
In June and December 2008, we sold two properties for a total of $14.9 million, net of selling costs, and recognized a net gain on the sale of $0.5 million. In connection with the sale of one of these properties, we prepaid the existing non-recourse mortgage loan of $6.5 million and incurred prepayment penalties of $0.3 million. Revenues and expenses of these properties are included in the results of discontinued operations presented below for the three and nine months ended September 30, 2008.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$150	$910	$970	$3,246
Expenses	(4)	(352)	(188)	(1,037)
Gain on sale of real estate	—	—	8,611	159

Income from discontinued operations	$146	$558	$9,393	$2,368

CPA®:14 9/30/2009 10-Q — 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2008 Annual Report.
Business Overview
We are a publicly owned, non-actively traded REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of September 30, 2009, our portfolio was comprised of our full or partial ownership interest in 314 properties, substantially all of which were net leased to 87 tenants, and totaled approximately 29 million square feet (on a pro rata basis) with an occupancy rate of 96%. We were formed in 1997 and are managed by WPC and its subsidiaries.
Financial Highlights
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total revenues	$44,734	$39,747	$126,106	$121,791
Net (loss) income attributable to CPA®:14 shareholders (a)	(12,133)	9,613	12,435	42,024
Cash flow from operating activities (b)			64,565	84,301

(a)	The net loss of $12.1 million for the current year quarter and the significant reduction in net income for the comparable nine month periods was primarily due to impairment charges totaling $20.9 million recognized in the third quarter of 2009 and increases in uncollected rent expense of $2.2 million and $7.5 million for the three and nine months ended September 30, 2009 as compared to the same prior year periods. These decreases were partially offset by a gain on the sale of real estate of $8.6 million in the nine months ended September 30, 2009. In addition, net income for the prior year nine month period included income of $10.9 million related to the Advisor’s SEC settlement.

(b)	Cash flow from operating activities for the nine months ended September 30, 2009 was impacted negatively by increases in rent delinquencies and property carrying costs. For the comparable prior year period, cash flow from operating activities included the receipt of $10.9 million related to the advisor’s SEC Settlement.
Our quarterly cash distribution increased to $0.1986 per share for the third quarter of 2009, or $0.79 per share on an annualized basis.
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
CPA®:14 9/30/2009 10-Q — 19

As of the date of this Report, global economic and financial conditions remain challenging, and liquidity in the credit and real estate financing markets is scarce. Fewer financial institutions are offering financing, and the terms of the financing that is available are generally less advantageous for the borrower when compared to periods prior to the financial crisis. In addition, our tenants continue to experience increased levels of financial distress, with four tenants filing for bankruptcy protection or liquidating during the nine months ended September 30, 2009. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted and necessarily renders any discussion of current trends that affect our business segments highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Financing Conditions
Current real estate financing markets remain weak as of the date of this Report, and refinancing maturing debt and obtaining financing on unencumbered properties, both domestically and internationally, remains more difficult than in periods prior to the current economic crisis. This weak financing environment has resulted in lenders generally offering shorter maturities, often subject to variable interest rates. We generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing. During the nine months ended September 30, 2009, we obtained non-recourse mortgage financing totaling $27.8 million in order to refinance maturing debt, with a weighted average annual interest rate and term of up to 6.7% and 9.8 years, respectively. In addition, a venture in which we have a 67% interest refinanced maturing debt with new non-recourse mortgage financing of $22.6 million with a fixed annual interest rate and term of 5.9% and 10 years, respectively.
We have no balloon payments due during the remainder of 2009. We have balloon payments totaling $66.7 million on our consolidated investments that will be due during 2010 and $255.8 million that will be due during 2011, inclusive of amounts payable by noncontrolling interests totaling $29.3 million. In addition, our share of balloon payments due in 2010 and 2011 on our unconsolidated ventures is $4.2 million and $9.8 million, respectively. We are actively seeking to refinance this debt but believe we have sufficient financing alternatives and/or cash resources to make these payments, if necessary. Our property level debt is generally non-recourse, which means that if we or the ventures in which we own investments default on a mortgage loan obligation, our exposure is limited to our equity invested in that property.
Corporate Defaults
Due to the current weak economic environment, we expect that some of our tenants will continue to experience financial stress and that some will become financially distressed. Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges. Based on tenant activity during the nine months ended September 30, 2009, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that our lease revenue will decrease by approximately 5.5% on an annualized basis. However, this amount may increase or decrease based on additional tenant activities and changes in economic conditions, both of which are outside of our control. If the North American and European economic zones continue to experience the improving economic conditions that they have experienced very recently, we would expect to see an improvement in the general business conditions for our tenants, which should result in less stress for them financially. However, if economic conditions deteriorate, it is likely that our tenants’ financial condition will deteriorate as well.
At September 30, 2009, we had one tenant operating under bankruptcy protection, Metaldyne Company, which accounted for 2.2% of our aggregate 2009 annualized lease revenues. During the nine months ended September 30, 2009, we incurred impairment charges totaling $20.9 million comprised of an impairment charge of $16.9 million related to the former Nortel Networks property and $4.0 million related to Metaldyne (Note 4). Impairment charges do not necessarily reflect the true economic loss caused by the default of a tenant, which may be greater or less than the impairment amount. In addition, during the nine months ended September 30, 2009, three tenants disaffirmed their leases with us in bankruptcy court, and as a result the properties are vacant as of the date of this Report. These three tenants previously accounted for $4.3 million, or 2.3%, of aggregate 2009 annualized lease revenues. During the time that these properties remain unoccupied, we anticipate that we will incur significant carrying costs. As a result of these corporate defaults, during the third quarter of 2009 we suspended debt service on three non-recourse mortgage loans regarding these properties, which had an aggregate outstanding balance of $40.8 million at September 30, 2009 (Note 8).
During the nine months ended September 30, 2009, two tenants that had been operating under bankruptcy protection affirmed and amended their leases with us upon emerging from bankruptcy. We do not anticipate that these lease restructurings will have a material impact on our financial condition or results of operations.
CPA®:14 9/30/2009 10-Q — 20

To mitigate these risks, we have invested in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Net Asset Values
As a result of market conditions worsening during 2008, asset values declined across all asset types, and our estimated net asset valuation as of December 31, 2008 declined as well. Our estimated net asset value per share as of December 31, 2008 decreased to $13.00, a 7.1% decline from our April 30, 2008 estimated net asset value per share of $14.00, which was calculated as a basis for consideration of potential liquidity alternatives during 2008, and a 10.3% decline from our December 31, 2007 estimated net asset value per share of $14.50. Our estimated net asset valuation, which is generally calculated on an annual basis, is based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates. We do not control these variables and, as such, cannot predict how these variables will change in the future.
Redemptions
We have experienced higher levels of share redemptions during 2008 and 2009, which consume cash. In general, our redemption plan provides that redemptions are limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from our previous fiscal year and is also limited to 5% of outstanding shares on a rolling basis. With the redemption requests for the third quarter of 2009 fulfilled, we were nearing the 5% limitation. In light of this limitation and our desire to preserve capital and liquidity, in September 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, which was the deadline for all redemptions taking place in the third quarter of 2009, with limited exceptions in cases of death or disability. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. See Financial Condition — Financing Activities below.
Lease Expirations
Less than 4% of our leases are scheduled to expire during the remainder of 2009 and in 2010. At September 30, 2009, our leases had a weighted average remaining term of 7 years. Based on annualized contractual lease revenue, 13% of our leases are scheduled to expire in 2011. We actively manage our portfolio and begin discussing options with tenants generally three years in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants. However, tenants may exercise purchase options rather than renew their leases, while in other cases we may seek replacement tenants or sell the property. We currently expect that most of our leases due to expire in the remainder of 2009 and 2010 will be renewed by our tenants, on what we believe are generally competitive terms given current market conditions. We expect that the leases will be mostly renewed with the existing tenants, which will allow us to avoid downtime, paying operating costs and paying for tenant improvements in most cases. On the other hand, we expect that a majority of the leases that are being renewed during the remainder of 2009 and 2010 will be at rents that are below the tenants’ existing contractual rent.
Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and the nine months ended September 30, 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. Current inflation rates in the U.S. and the Euro zone, which are historically low, will impact rent increases in coming years.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the third quarter of 2009, the average rate for the U.S. dollar in relation to the Euro strengthened by approximately 5% and 10%, respectively, during the three and nine months ended September 30, 2009 in comparison to the same periods in 2008, resulting in a negative impact on our results of operations for Euro-denominated investments in the current year periods. Investments denominated in the Euro accounted for approximately 18% and 16% of our annualized lease revenues for the nine months ended September 30, 2009 and 2008, respectively.
CPA®:14 9/30/2009 10-Q — 21

Results of Operations
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Rental income	$110,383	$107,836
Interest income from direct financing leases	10,790	11,498

	$121,173	$119,334

During the nine months ended September 30, 2009 and 2008, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Nine months ended September 30,
Lessee	2009	2008
Carrefour France, SAS (a)	$15,714	$15,100
Petsmart, Inc. (b)	6,206	6,118
Federal Express Corporation (b)	5,270	5,213
Dick’s Sporting Goods, Inc.	5,204	5,347
Atrium Companies, Inc.	3,940	3,862
Tower Automotive, Inc.	3,472	3,336
Perkin Elmer, Inc. (a)	3,334	3,713
Katun Corporation (a)	3,318	3,384
Caremark Rx, Inc.	3,225	3,225
Metaldyne Company LLC (c)	2,978	2,892
McLane Company Food Service Inc.	2,799	2,785
Amylin Pharmaceuticals, Inc. (formerly Sicor, Inc.) (b)(d)	2,549	—
Amerix Corp.(e)	2,431	2,196
Special Devices, Inc. (f)	2,078	3,139
Builders FirstSource, Inc. (b)	2,035	2,009
Gibson Guitar Corp. (b)	2,035	2,000
Gerber Scientific, Inc.	2,001	1,924
Collins & Aikman Corporation	1,917	1,839
Waddington North America, Inc.	1,902	1,902
Other (a) (b)	48,765	49,350

	$121,173	$119,334

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2009 strengthened by approximately 10% in comparison to the same period in 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $6.8 million and $5.4 million for the nine months ended September 30, 2009 and 2008, respectively.

(c)	Metaldyne continues to operate under bankruptcy protection and as of the date of this Report has not indicated whether it will affirm or disaffirm its lease with us. During the third quarter of 2009, we recognized a $4.0 million impairment charge related to Metaldyne.

(d)	As of September 30, 2009, we consolidated this venture. (Note 5)

(e)	Increase was due to CPI-based (or equivalent) rent increases.

(f)	Special Devices terminated its existing lease and entered into two new leases with us upon emerging from bankruptcy in August 2009. One lease is scheduled to expire in January 2010 and will generate total lease revenues of $1.8 million, while the second lease is scheduled to expire in June 2021 and will generate annual lease revenues of $1.0 million.
CPA®:14 9/30/2009 10-Q — 22

We recognize income from equity investments in real estate, of which lease revenues are a significant component. During the nine months ended September 30, 2009 and 2008, net lease revenues from these ventures are presented below. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2009	2009	2008
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$26,362	$28,845
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	12%	22,379	21,329
True Value Company	50%	10,871	11,077
Advanced Micro Devices, Inc.	67%	7,449	7,449
LifeTime Fitness, Inc.	56%	6,954	6,954
CheckFree Holdings, Inc.	50%	3,714	3,609
Best Buy Co., Inc.	37%	3,414	3,287
Compucom Systems, Inc.	67%	3,402	3,647
Del Monte Corporation (b)	50%	2,645	2,360
The Upper Deck Company	50%	2,395	2,395
Dick’s Sporting Goods, Inc.	45%	2,347	2,347
ShopRite Supermarkets, Inc.	45%	1,858	1,841
Town Sports International Holdings, Inc.	56%	815	815
Amylin Pharmaceuticals, Inc. (formerly Sicor, Inc.) (c)	50%	—	2,507

		$94,605	$98,462

(a)	In addition to lease revenues, the venture also earned interest income of $19.9 million and $21.7 million on a note receivable for the nine months ended September 30, 2009 and 2008, respectively. Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase was due to CPI-based rent increase.

(c)	As of September 30, 2009, we consolidated this venture (Note 5).
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies. In certain cases, although we recognize lease revenues in connection with our tenants’ obligation to pay rent, we may also increase our uncollected rent expense if tenants are experiencing financial distress and have not paid the rent to us that they owe, as described in Property expenses below.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, lease revenues increased by $2.6 million and $1.8 million, respectively, primarily due to scheduled rent increases at several properties totaling $2.5 million and $4.4 million, respectively. An adjustment we made in the third quarter of 2009 to record a venture under the consolidation method that was previously accounted for under the equity method (Note 5) resulted in an increase of $2.5 million to lease revenues in both current year periods. These increases were partially offset by decreases in lease revenues of $2.3 million and $3.8 million, respectively, as a result of tenants’ lease restructurings and lease rejections in bankruptcy court, as well as decreases of $0.4 million and $1.8 million, respectively, as a result of the negative impact of fluctuations in foreign currency exchange rates.
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
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, other operating income increased by $2.4 million and $2.5 million, respectively. Upon emerging from bankruptcy in the third quarter of 2009, Special Devices terminated its existing lease with us and entered into two new leases expiring in January 2010 and June 2021. In connection with the restructuring, Special Devices forgave our existing $4.6 million note payable to it effective January 2010. As a result of the loan forgiveness, we recognized income of $1.2 million, which is reflected in both the three and nine months ended September 2009, and expect to recognize an additional $1.9 million in the fourth quarter of 2009. The remaining income will be recognized between 2010 and 2021 when the second lease expires. In addition, reimbursable tenant costs for both comparable periods.
CPA®:14 9/30/2009 10-Q — 23

Depreciation and Amortization
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, depreciation and amortization increased by $3.4 million and $2.8 million, respectively, primarily due to depreciation and amortization of $1.9 million from a venture that was previously accounted for under the equity method (Note 5), as well as increase of $1.6 million in the amortization of lease-related intangible assets as the result of restructuring several leases. For the nine months ended September 30, 2009, these increases were partially offset by a decrease in depreciation of $0.7 million related to a property that was fully depreciated during the first six months of 2009.
Property Expenses
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, property expenses increased by $3.3 million and $8.8 million, respectively, primarily due to increases in costs related to current and former tenants who have filed for bankruptcy of $2.9 million and $9.1 million, respectively, and increases in reimbursable tenant costs of $0.7 million and $1.5 million, respectively. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income. As a result of tenants’ bankruptcy proceedings, uncollected rent expense increased by $2.2 million and $7.5 million in the comparable three and nine month periods, respectively, while professional fees and property carrying costs increased by $0.7 million and $1.6 million, respectively. Included in uncollected rent expense for the nine months ended September 30, 2009 is a charge of $3.9 million to write off estimated unrecoverable straight-line rent receivables, primarily for Nortel Networks Inc., which filed for bankruptcy in January 2009 and disaffirmed its lease with us. In April 2009, we entered into a direct lease agreement with the existing subtenant at the former Nortel Networks property; however, the tenant defaulted on its rental obligation in May 2009. These increases were partially offset by decreases of $0.5 million and $1.7 million, respectively, in asset management and performance fees payable to the advisor, primarily due to a decline in our annual estimated net asset valuation at December 31, 2008 in comparison with the previous year’s valuations, as described in Net Asset Values above.
General and Administrative
For the nine months ended September 30, 2009 as compared to the same period in 2008, general and administrative expenses decreased by $1.6 million, primarily due to $1.4 million of costs incurred in connection with exploring potential liquidity alternatives during 2008.
Impairment Charges
In the third quarter of 2009, we recognized impairment charges totaling $20.9 million, which are reflected in both the three and nine months ended September 30, 2009. We recognized an impairment charge of $16.9 million on a property previously leased to Nortel Networks Inc. to reduce its carrying value to its estimated fair value based on a discounted cash flow analysis. Nortel Networks filed for bankruptcy and disaffirmed its lease with us in the first quarter of 2009. We also recognized an impairment charge of $4.0 million on a property leased to Metaldyne Company to reduce its carrying value to its estimated fair value based on third party broker quotes. Metaldyne is operating under bankruptcy protection, and its lease expires in April 2010.
For the three and nine months ended September 30, 2008, we incurred an impairment charge of $1.0 million on a domestic property to reduce the property’s carrying value to its estimated fair value.
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
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, income from equity investments in real estate increased by $2.3 million and $3.3 million, respectively, primarily due to reductions in interest expense of $0.5 million and $1.7 million, respectively, as a result of several ventures refinancing their mortgage loans during 2008 and 2009, as well as an increase in unrealized gains on embedded credit derivatives of $0.8 million in both current year periods.
CPA®:14 9/30/2009 10-Q — 24

Other Interest Income
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, interest income decreased by $0.7 million and $2.3 million, respectively, primarily due to lower average cash balances and lower rates of return earned on cash balances as a result of current market conditions.
Other Income and Expenses
Other income and expenses generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the nine months ended September 30, 2009 as compared to the same period in 2008, net other income decreased by $1.5 million, primarily due to a decrease in realized gains on foreign currency transactions.
Interest Expense
For the three months ended September 30, 2009 as compared to the same period in 2008, interest expense increased by $1.0 million, primarily due to interest expense of $1.7 million from a venture that had previously been accounted for under the equity method but is now consolidated (Note 5) and $0.9 million from the write-off of an interest rate swap that was not designated as a hedging instrument at September 30, 2009 (Note 8). These increases were partially offset by reductions of $0.6 million as a result of repaying or refinancing debt and of $0.4 million as a result of making scheduled mortgage principal payments and paying our annual installment of deferred acquisition fees, both of which reduce the balances on which interest is incurred. In addition, interest expense decreased by $0.4 million as a result of Special Devices’ forgiveness of a note payable by us in connection with its lease restructuring.
For the nine months ended September 30, 2009 as compared to the same period in 2008, interest expense decreased by $0.7 million. Interest expense declined by $1.1 million due to making scheduled mortgage principal payments; $0.9 million from repaying or refinancing debt; $0.8 million from the impact of fluctuations in foreign currency exchange rates; and $0.4 million as a result of the loan forgiveness by Special Devices. These decreases were partially offset by the additional $1.7 million of interest expense from a venture that had previously been accounted for under the equity method and the $0.9 million write-off of an interest rate swap as described above.
Discontinued Operations
For the nine months ended September 30, 2009 as compared to the same period in 2008, income from discontinued operations increased by $7.0 million, primarily due to a gain of $8.5 million recognized in connection with the sale of a property in May 2009.
Net Income Attributable to CPA®:14 Shareholders
For the three and nine months ended September 30, 2009, the resulting net loss/income attributable to CPA®:14 shareholders was a net loss of $12.1 million and net income of $12.4 million, respectively, compared to net income of $9.6 million and $42.0 million for the three and nine months ended September 30, 2008, respectively.
CPA®:14 9/30/2009 10-Q — 25

Financial Condition
Sources and Uses of Cash During the Period
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities — During the nine months ended September 30, 2009, we used cash flows from operating activities of $64.6 million to fund distributions to shareholders of $51.8 million. We also made scheduled mortgage principal installments of $40.3 million and paid distributions to noncontrolling interests of $1.2 million. Cash distributions received from our equity investments in real estate in excess of cumulative equity income (see Investing Activities below) were also used to fund these payments.
In 2009, our cash flows from operating activities were negatively affected by increased rent delinquencies and property carrying costs related to tenants operating under bankruptcy protection. In addition, for 2009, the advisor has elected to receive 20% of its performance fee from us in cash with the remaining 80% in our restricted stock while in 2008 the advisor had elected to receive all of its performance fees from us in our restricted stock. This change by the advisor had a negative impact on our cash flow of approximately $2.1 million in the current year period. In the nine months ended September 30, 2008, our cash flows from operating activities benefited from the receipt of $10.9 million from the advisor in connection with its SEC Settlement. These settlement proceeds were used to fund a portion of the distribution that was paid to unaffiliated shareholders in April 2008.
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During the nine months ended September 30, 2009, we received aggregate proceeds of $26.2 million from the sale of two domestic properties. We used $15.0 million of the sales proceeds from one of these properties, which had been encumbered by a $12.2 million non-recourse mortgage loan, to defease non-recourse mortgage debt on two unrelated domestic properties. We then substituted the then-unencumbered properties as collateral for the pre-existing $12.2 million loan. We also received distributions from our equity investments in real estate in excess of cumulative equity income of $9.7 million, including $2.2 million of cash that was repatriated from a German investment and $1.9 million representing our share of net proceeds from a venture’s mortgage refinancing. In addition, we contributed $5.3 million to an equity investment to partially paydown its existing mortgage balance in connection with the ventures’ restructuring of its non-recourse mortgage debt. Capital expenditures, which totaled $2.9 million, primarily consisted of $2.5 million to acquire an expansion constructed by a tenant at an existing property. In January 2009, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $3.6 million.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and noncontrolling interests, we used $49.3 million to defease or prepay several mortgage loans, all of which were non-recourse obligations. We defeased debt totaling $15.0 million on two properties (see Investing Activities above); refinanced mortgage loans totaling $31.6 million, which had scheduled maturity dates ranging from July 2009 to September 2009, for new non-recourse mortgage financing of $27.8 million; and used $2.7 million to defease a mortgage loan in connection with the sale of a property. We also received $6.8 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $38.1 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so (see Current Trends above). We have recently experienced higher levels of redemption requests as compared to prior years, and as of the third quarter of 2009, redemptions totaled approximately 5% of total shares outstanding. In light of this 5% limitation and our desire to preserve capital and liquidity, in September 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, which was the deadline for all redemptions taking place in the third quarter of 2009. We may make limited exceptions to the suspension of the program in cases of death or qualifying disability. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We currently expect that our board will re-evaluate the status of the redemption plan in the first quarter of 2010. However, we can not give any assurances as to the timing of any further actions by the board with regard to the redemption plan.
CPA®:14 9/30/2009 10-Q — 26

Summary of Financing
The table below summarizes our non-recourse long-term debt as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Balance
Fixed rate	$687,433	$691,263
Variable rate (a)	124,469	119,531

Total	$811,902	$810,794

Percent of total debt
Fixed rate	85%	85%
Variable rate (a)	15%	15%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	7.2%	7.4%
Variable rate (a)	6.2%	6.2%

(a)	Variable rate debt at September 30, 2009 included (i) $18.5 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $100.6 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term. The interest rate for one of these loans, which had an outstanding balance of $8.3 million at September 30, 2009, is scheduled to reset to a variable rate in April 2010.
Cash Resources
As of September 30, 2009, our cash resources consisted of cash and cash equivalents totaling $95.3 million. Of this amount, $4.1 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $42.9 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
As of the date of this Report, we have one tenant, Metaldyne Company, operating under bankruptcy protection, which accounted for $3.0 million of lease revenues for the nine months ended September 30, 2009. In addition, we have three properties that are vacant following the former tenants’ termination of their leases with us in bankruptcy court. During the time that these properties remain unoccupied, we anticipate that we will incur significant carrying costs. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be further impacted.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to shareholders and partners who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, as well as other normal recurring operating expenses. Balloon payments on our consolidated investments totaling $41.4 million will be due during the next twelve months, consisting of $17.5 million during the first quarter of 2010, $12.2 million in the second quarter of 2010, and $11.6 million in the third quarter of 2010. We are actively seeking to refinance certain of these loans and have existing cash resources that can be used to make these payments.
CPA®:14 9/30/2009 10-Q — 27

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of September 30, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$811,902	$60,674	$456,429	$42,428	$252,371
Deferred acquisition fees — Principal	6,880	2,645	2,557	893	785
Interest on borrowings and deferred acquisition fees (a)	214,981	56,258	72,938	35,294	50,491
Subordinated disposition fees (b)	5,722	—	5,722	—	—
Operating and other lease commitments (c)	4,186	545	1,129	1,170	1,342

	$1,043,671	$120,122	$538,775	$79,785	$304,989

(a)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of September 30, 2009.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. In the first quarter of 2008, we asked our advisor to begin considering possible liquidity alternatives for us; however, due to deteriorating market conditions during 2008, the advisor recommended, and our board of directors agreed, that further consideration of a liquidity event be postponed until market conditions become more stable. As a result, we are unable to predict when a liquidity event will occur.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $35.4 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2009. As of September 30, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
CPA®:14 9/30/2009 10-Q — 28

Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at September 30, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.4 million, with our share approximating $0.8 million. In addition, our maximum exposure to loss on these ventures was approximately $17.8 million (inclusive of both our existing investment and the amount to fund our future commitment).
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2009 are presented below. Summarized financial information provided represents the total amount attributable to the venture and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third
Lessee	September 30, 2009	Total Assets	Party Debt	Maturity Date
ShopRite Supermarkets, Inc.	45%	$15,113	$9,556	7/2010
The Upper Deck Company	50%	27,428	10,542	2/2011
Del Monte Corporation	50%	16,768	10,460	8/2011
Advanced Micro Devices, Inc.(a)	67%	83,501	33,886	1/2012
Best Buy Co., Inc.	37%	81,479	24,887	2/2012
True Value Company	50%	137,609	69,496	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	311,364	165,327	5/2014
Checkfree Holdings, Inc.	50%	35,834	29,589	6/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	118,295	83,685	12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	32%	490,429	411,811	4/2017
Compucom Systems, Inc. (c)	67%	33,787	22,067	3/2019
Dick’s Sporting Goods, Inc.	50%	29,165	22,263	1/2022

		$1,380,772	$893,569

(a)	In July 2009, this venture restructured its existing non-recourse mortgage debt and made an $8.0 million partial paydown of the loan balance.

(b)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $343.5 million at September 30, 2009. Dollar amounts shown are based on the exchange rate of the Euro as of September 30, 2009.

(c)	In April 2009, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $22.6 million.
CPA®:14 9/30/2009 10-Q — 29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in the Merger. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of September 30, 2009, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At September 30, 2009, we estimate that our total interest in CCMT had a fair value of $11.9 million, an increase of $0.6 million from the fair value as of December 31, 2008.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. At September 30, 2009, we estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $1.5 million (Note 8).
In connection with a German transaction in 2007, two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated total unrealized income (amounts shown represent the total amount attributable to the ventures, not our proportionate share) of $0.2 million during each of the three and nine months ended September 30, 2009. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At September 30, 2009, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during the term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2009 ranged from 5.5% to 8.9%. The annual interest rates on our variable rate debt at September 30, 2009 ranged from 5.2% to 6.5%. Our debt obligations are more fully described in “Financial Condition” above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$3,362	$80,514	$265,276	$156,840	$4,563	$176,878	$687,433	$652,761
Variable rate debt	$1,348	$5,633	$5,890	$5,930	$6,415	$99,253	$124,469	$122,098
CPA®:14 9/30/2009 10-Q — 30

The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at September 30, 2009 by an aggregate increase of $24.1 million or an aggregate decrease of $22.9 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at September 30, 2009 would increase or decrease by $0.1 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a significant portion of the debt classified as variable rate bears interest at fixed rates at September 30, 2009 but has interest rate reset features that will change the fixed interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result we are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of the Euro (we receive more cash than we pay out), and therefore our foreign investments benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the Euro. For the nine months ended September 30, 2009, we recognized both net realized and net unrealized foreign currency translation losses of less than $0.1 million, respectively. These gains and losses are included in the consolidated financial statements and are primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the nine months ended September 30, 2009, Carrefour France, SAS, which leases properties in France, contributed 13.0% of lease revenues. The leverage on the non-recourse financing of the Carrefour investment is higher than the average leverage on our domestic real estate investments.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of September 30, 2009, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.6 million.

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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:14 9/30/2009 10-Q — 31

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2009, we issued 168,741 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $13.00 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2009:
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	1,322,402	$12.26	N/A	N/A

Total	1,322,402

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In November 1997, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. In September 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, which was the deadline for all redemptions taking place in the third quarter of 2009. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We currently expect that our board will re-evaluate the status of the redemption plan in the first quarter of 2010. However, we cannot give any assurances as to the timing of any further actions by the board with regard to the redemption plan. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.,	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 9/30/2009 10-Q — 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 11/13/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 11/13/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)
CPA®:14 9/30/2009 10-Q — 33