Form 10-K
period 2009-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2010-03-26
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 86,801,034 shares of common stock at June 30, 2009.
As of March 18, 2010, there were 86,445,396 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.
CPA®:14 2009 10-K — 1

PART I

Item 1.	Business.
(a) General Development of Business
Overview
Corporate Property Associates 14 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-actively traded real estate investment trust (“REIT”) that primarily invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:
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
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services, including personnel provided for the administration of our operations. The advisor also serves in this capacity currently for other REITs that it formed under the Corporate Property Associates brand: Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”, collectively, including us, the “CPA® REITs.”
We were formed as a Maryland corporation in June 1997. Between November 1997 and November 2001, we sold a total of 65,794,280 shares of common stock for a total of $657.9 million in gross offering proceeds. Through December 31, 2009, we have also issued 4,355,363 shares ($54.1 million) through our distribution reinvestment and stock purchase plan. These proceeds were used along with non-recourse mortgage debt to purchase our properties. We have repurchased 8,955,254 shares ($105.4 million) of our common stock under a redemption plan from inception through December 31, 2009. We suspended our redemption plan on September 1, 2009 (see Significant Developments during 2009 below).
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. The advisor employs 156 individuals who are available to perform services for us.
Significant Developments during 2009 include:
Impairment Charges — During 2009, we incurred impairment charges totaling $41.0 million to reduce the carrying value of certain of our real estate investments to their estimated fair value, of which $37.8 million related to properties whose tenants initiated bankruptcy proceedings.
Redemption Plan — In September 2009, as a result of redemptions nearing the 5% limitation under the terms of our redemption plan and our desire to preserve capital and liquidity, our board of directors suspended our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, with limited exceptions in cases of death or disability. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the plan.
CPA®:14 2009 10-K — 2

Net Asset Values — As a result of the overall continued weakness in the economy during 2009, our estimated net asset value per share as of December 31, 2009 decreased to $11.80, a 9.2% decline from our December 31, 2008 estimated net asset value per share of $13.00.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. Refer to the Segment Information footnote in the consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or developed or that will be developed within a reasonable time after acquisition.
Our objectives are to:
•	own a diversified portfolio of triple-net leased real estate;

•	fund distributions to shareholders; and

•	increase our equity in our real estate by making regular principal payments on mortgage loans for our properties.
We seek to achieve these objectives by investing in and holding commercial properties that are generally triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Our business plan is principally focused on managing our existing portfolio of properties, including those properties we acquired from Corporate Property Associates 12 Incorporated (“CPA®:12”) through a merger transaction in December 2006 (the “Merger”). This may include looking to selectively dispose of properties, obtaining new non-recourse mortgage financing on unencumbered assets or refinancing existing mortgage loans on properties if we can obtain such financing on attractive terms.
Our Portfolio
At December 31, 2009, our portfolio was comprised of our full or partial ownership interests in 314 properties, substantially all of which were triple-net leased to 88 tenants, and totaled approximately 29 million square feet (on a pro rata basis) with an occupancy rate of approximately 95%. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
United States
East	$38,687	25%	$4,036	8%
Midwest	32,712	21	8,352	17
South	28,628	19	11,200	23
West	27,023	18	13,115	27

Total U.S.	127,050	83	36,703	75

International
Europe (c)	26,816	17	12,291	25

Total	$153,866	100%	$48,994	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.
CPA®:14 2009 10-K — 3

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Reflects investments in Finland, France, Germany, and the Netherlands.
Property Diversification
Information regarding our property diversification at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
Industrial	$49,660	32%	$13,335	27%
Warehouse/distribution	46,829	30	8,655	18
Office	29,881	19	5,758	12
Retail	15,802	10	11,624	24
Other properties (c)	11,694	9	9,622	19

Total	$153,866	100%	$48,994	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Other properties include education and childcare and leisure; movie theaters; sports/fitness; and storage/trucking facilities, as well as undeveloped land.
Tenant Diversification
Information regarding our tenant diversification at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(c)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry(a)	Revenue(b)	Lease Revenue	Revenue(b)	Lease Revenue
Retail trade	$42,217	27%	$15,189	31%
Electronics	18,209	12	10,795	22
Automobile	16,529	11	—	—
Transportation — cargo	12,104	8	—	—
Construction and building	10,759	7	6,691	14
Leisure, amusement, entertainment	8,872	6	5,811	12
Beverages, food, and tobacco	7,282	5	1,763	4
Consumer non-durable goods	6,421	4	—	—
Business and commercial services	5,977	4	2,474	5
Chemicals, plastics, rubber, and glass	5,412	4	—	—
Machinery	4,491	3	—	—
Healthcare, education and childcare	4,472	3	—	—
Media: printing and publishing	2,286	1	1,597	3
Buildings and real estate	—	—	2,437	5
Other (d)	8,835	5	2,237	4

Total	$153,866	100%	$48,994	100%

(a)	Based on the Moody’s Investors Service, Inc. classification system and information provided by the tenant.

(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.
CPA®:14 2009 10-K — 4

(d)	Other includes revenue from tenants in our consolidated investments in the following industries: aerospace and defense (1%); consumer and durable goods (1%); forest products and paper (1%); hotels and gaming (1%); mining (1%) and banking (less than 1%). For our equity investments in real estate, other consists of revenue from tenants in the following industries: personal transportation (3%) and grocery (1%).
Lease Expirations
At December 31, 2009, lease expirations of our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
2010	$6,229	4%	$—	—%
2011	6,245	4	—	—
2012	722	—	—	—
2013	1,223	1	—	—
2014	2,400	2	1,312	3
2015	23,570	15	2,474	5
2016	8,056	5	1,763	4
2017	14,691	10	—	—
2018	2,810	2	8,972	18
2019	17,688	11	3,347	7
2020-2024	70,232	46	13,632	28
2025-2029	—	—	5,202	11
2030 and thereafter	—	—	12,292	24

Total	$153,866	100%	$48,994	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.
Asset Management
We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also utilizes third party asset managers for certain investments. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
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
Our intention is to consider alternatives for providing liquidity for our shareholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in 2000. On this basis, in the first quarter of 2008 we asked our advisor to begin reviewing possible liquidity alternatives for us. However, in light of deteriorating market conditions during 2008, the advisor recommended, and our board agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable. Although we believe we have recently seen an easing of the global economic and financial crisis that had severely curbed liquidity in the credit and real estate financing markets, we are unable to predict when a liquidity event will occur.
CPA®:14 2009 10-K — 5

While our board has not made any decisions as to what form any such event might take, we may provide liquidity for our shareholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated CPA® REITs and/or with the advisor) or another transaction approved by our board of directors. During the period that we are considering liquidity alternatives, we may choose to limit new investment activity, unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life, it is in our shareholders’ best interests for us to make new investments. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and tax effects on shareholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, including the Merger with CPA®:12, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. Substantially all of our mortgage loans were non-recourse and provided for monthly or quarterly installments, which include scheduled payments of principal. At December 31, 2009, 85% of our mortgage financing bore interest at fixed rates. At December 31, 2009, approximately 80% of our variable rate debt bore interest at fixed rates that are scheduled to reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
A majority of our financing requires us to make a lump-sum or “balloon” payment at maturity. Because of current conditions in the credit market, refinancing at present remains difficult, but we were able to obtain financing for substantially all of our maturing loans in 2009, despite the difficult environment. At December 31, 2009, scheduled balloon payments for the next five years were as follows (in thousands):

2010	$66,666	(a)(b)
2011	255,794	(a)(c)
2012	151,263	(a)(c)
2013	—	(a)
2014	15,076	(a)

(a)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $4.2 million in 2010, $9.8 million in 2011, $28.9 million in 2012, $32.4 million in 2013 and $16.7 million in 2014.

(b)	Of the amount shown, $5.4 million was paid in the first quarter of 2010.

(c)	Inclusive of amounts attributable to noncontrolling interests totaling $29.3 million in 2011 and $2.5 million in 2012.
CPA®:14 2009 10-K — 6

We are currently seeking to refinance certain of these loans due in 2010 and believe we have existing cash resources that can be used to make these payments, if necessary.
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
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or the credit profile has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often is a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and its investment committee, as described below. However, creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.
Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor generally seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied to increases in indices such as the CPI, or other similar indices in the jurisdiction in which the property is located, but may contain caps or other limitations either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or requires the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses
CPA®:14 2009 10-K — 7

arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an independent appraiser. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment, such as requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guarantee of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.
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
Investment Decisions —The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30 million or 5% of our estimated net asset value, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the REITs. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and the advisor) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

•	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.

•	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.

•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.
•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.
CPA®:14 2009 10-K — 8

•	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association promoting, developing and representing the European public real estate sector, with over twenty years of financial industry experience.

•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, deputy chairman of the Supervisory Board of Corealcredit Bank AG, deputy chairman of the Supervisory Board of MHB Bank AG, and vice chairman of the Supervisory Board of IKB Deutsche Industriebank AG. Former chief executive officer of Eurohypo AG.
Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. For 2009, Carrefour France, SAS represented 13.7% of our total lease revenue.
Competition
While historically we faced active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally, there was a decrease in such competition as a result of the recent deterioration in the credit and real estate financing markets. In general, we believe that our advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties to the extent we make future acquisitions. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable.
Environmental Matters
Our properties generally are or have been used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.
Transactions with Affiliates
We enter into transactions with our affiliates, including the other CPA® REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly owned ventures, direct purchases of assets, mergers or another type of transaction.
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
Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such equity interests are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property that the advisor believes will appreciate in value or increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities,” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”), which means that the securities have not been registered with the SEC and are subject to restrictions on sale or transfer. Under this rule, we may be prohibited from reselling the equity securities until we have fully paid for and held the securities for a period between six months to one year. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on many factors, including the success of its operations.
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
CPA®:14 2009 10-K — 9

We will not invest in real estate contracts of sale unless the contracts are in recordable form and are appropriately recorded in the applicable chain of title.
Cash resources will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code (the “Code”). Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (which must include a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an investment company. The advisor will continually review our investment activity, including monitoring the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act.
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
(d) Financial Information About Geographic Areas
See Our Portfolio above and the Segment Information footnote of the consolidated financial statements for financial information pertaining to our geographic operations.
(e) Available Information
All filings we make with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa14.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC.
We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

Item 1A.	Risk Factors.
Our business, results of operations, financial condition and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from our expectations as expressed in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot assure you that the factors described below list all risks that may become material to us at any later time.
The current financial and economic crisis has adversely affected, and may continue to adversely affect, our business.
Although we believe we are seeing an easing of the global economic and financial crisis that has severely curbed liquidity in the credit and real estate financing markets during recent periods, the full magnitude, effects and duration of the crisis cannot be predicted. To date, its primary effects on our business have been increased levels of financial distress, and higher levels of default in the payment of rent, by our tenants; bankruptcies; impairments in the value of our property investments; challenges in refinancing existing loans as they come due; and a suspension of our redemption plan. Depending on how long and how severe this crisis is, these trends could continue to worsen, which may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of distributions at current levels and to resume our redemption plan.
CPA®:14 2009 10-K — 10

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
Real estate investments generally lack liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we own, enter into, or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders. See Item 1 — Business — Our Portfolio for scheduled lease expirations.
We have recognized, and may in the future recognize, substantial impairment charges on our properties.
We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the unguaranteed residential value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 31%, 30% and 29% of total lease revenues in 2009, 2008 and 2007, respectively. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. As our tenants generally may not have a recognized credit rating, they may have a higher risk of lease defaults than if our tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
•	the loss of lease or interest payments;

•	an increase in the costs incurred to carry the property;

•	litigation;

•	a reduction in the value of our shares; and

•	a decrease in distributions to our shareholders.
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
CPA®:14 2009 10-K — 11

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
However, in circumstances where the bankruptcy laws of the U.S. are considered to be more favorable to debtors and to their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the U.S. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.
We and the other CPA® REITs managed by the advisor have had tenants file for bankruptcy protection and are involved in litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
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
Our distributions may exceed our adjusted cash flow from operating activities and our earnings in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by adjusted cash flow from operating activities. Adjusted cash flow from operating activities represents GAAP cash flow from operating activities, adjusted primarily to reflect timing differences between the period an expense is incurred and paid, to add cash distributions we receive from equity investments in real estate in excess of equity income and to subtract cash distributions we pay to our noncontrolling partners in real estate ventures that we consolidate. However, there can be no assurance that our adjusted cash flow from operating activities will be sufficient to cover our future distributions and we may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions. In addition, our distributions in 2009 exceeded, and future distributions may exceed, our GAAP earnings primarily because our GAAP earnings are affected by non-cash charges such as depreciation and impairments.
For U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our shareholders if they exceed our earnings and profits.
We do not fully control the management for our properties.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.
CPA®:14 2009 10-K — 12

Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
In some circumstances, we grant tenants a right to repurchase the property they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guaranty that the advisor will be able to successfully manage and achieve liquidity for us to the same extent that it has done so for prior programs.
The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial cash fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Circumstances under which a conflict could arise between us and the advisor include:
•	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us, which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;
•	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;
•	acquisitions of single properties or portfolios of properties from affiliates, including WPC or the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;
•	competition with certain affiliates for property acquisitions, which may cause the advisor and its affiliates to direct properties suitable for us to other related entities;
•	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;
•	disposition, incentive and termination fees, which are based on the sale price of properties or the terms of a liquidity transaction, may cause a conflict between the advisor’s desire to sell a property or engage in a liquidity transaction and our interests.
We delegate our management functions to the advisor.
We delegate our management functions to the advisor, for which it earns fees pursuant to an advisory agreement. Although at least a majority of our board of directors must be independent, because the advisor earns fees from us and has an ownership interest in us, we have limited independence from the advisor.
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
CPA®:14 2009 10-K — 13

Our estimated annual net asset value is based in part on information that the advisor provides to a third party.
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
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. Although we attempt to do so, we are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives.
Our use of debt to finance investments could adversely affect our cash flow and distributions to shareholders.
Most of our investments have been made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. However, if we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate provisions that can cause a loan default and over which we have no control, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business, so if real estate values decline or a tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders, to be reduced.
A majority of our financing also requires us to make a lump-sum or balloon payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or sell the related property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Because of the current conditions in the credit market, refinancing is at present very difficult. See Item 1 —Business — Our Portfolio — Financing Strategies.
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
CPA®:14 2009 10-K — 14

The Internal Revenue Service (“IRS”) may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
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
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our bylaws, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
In addition, our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may have adverse consequences on the total return to our shareholders.
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
CPA®:14 2009 10-K — 15

International investments involve additional risks.
We have invested in properties located outside the U.S. At December 31, 2009, our directly owned real estate properties located outside of the U.S. represented 17% of current annualized lease revenue. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
•	Changing governmental rules and policies;
•	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;
•	Expropriation;
•	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;
•	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including tax requirements and land use, zoning and environmental laws, as well as changes in such laws;

•	Adverse market conditions caused by changes in national or local economic or political conditions;

•	Changes in relative interest rates;

•	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	Restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts; and

•	Changes in real estate and other tax rates and other operating expenses in particular countries.
In addition, the lack of publicly available information in accordance with GAAP could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.
Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to our properties. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.
Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our primary currency exposure is to the Euro. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses. To the extent foreign currency exchange rates are in line with 2008 and 2009 levels, they will have a minimal impact on our financial conditions and results of operations. However, significant shifts in the value of the Euro could have a material impact on our future results. For example, in the first two months of 2010, the dollar has strengthened significantly relative to the Euro.
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
CPA®:14 2009 10-K — 16

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In March 2009, the FASB issued a discussion paper providing its preliminary views that the scope of the proposed new standard should be based on the scope of the existing standards. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
Our net tangible book value may be adversely affected if we are required to adopt certain fair value accounting provisions.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued accounting guidance that addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, this guidance includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, the effective date of this guidance was indefinitely delayed, and adoption of the guidance was prohibited for any entity that had not previously adopted it. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations if we were required to adopt it.
While we maintain an exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of this guidance. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.
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
CPA®:14 2009 10-K — 17

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
There is no active public trading market for our shares. Our articles of incorporation also prohibit the ownership of more than 9.8% of our stock by one person or affiliated group, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan has been suspended. Even if our redemption plan is reactivated, it will continue to include numerous restrictions that limit your ability to sell your shares to us, and our board of directors will continue to have the authority to further amend, suspend or terminate the plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
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
Shareholders’ equity may be diluted
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into our common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to our directors or to WPC and its affiliates for payment of fees in lieu of cash, then shareholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.

Item 1B.	Unresolved Staff Comments.
None.
CPA®:14 2009 10-K — 18

Item 2.	Properties.
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has its primary international investment offices in London and Amsterdam. The advisor also has office space domestically in Dallas, Texas and San Francisco, California and internationally in Shanghai.
See Item 1, Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3.	Legal Proceedings.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Removed and Reserved.
CPA®:14 2009 10-K — 19

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Unlisted Shares and Distributions
There is no active public trading market for our shares. At March 18, 2010, there were 28,317 holders of record of our shares.
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years ended December 31,
	2009	2008
First quarter	$0.1976	$0.1954
Second quarter	0.1981	0.1959
Third quarter	0.1986	0.1964
Fourth quarter	0.1991	0.1971

	$0.7934	$0.7848

Unregistered Sales of Equity Securities
For the three months ended December 31, 2009, we issued 168,023 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $13.00 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

			Total number of	Maximum number (or
			shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
October			N/A	N/A
November			N/A	N/A
December	39,391	$12.28	N/A	N/A

Total	39,391

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable in any period depends on the availability of funds generated by our dividend reinvestment and share purchase plan and other factors at the discretion of our board of directors. In September 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, subject to limited exceptions in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:14 2009 10-K — 20

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8.
(In thousands, except per share amounts)

	Years ended December 31,
	2009	2008	2007	2006	2005

Operating Data (a)
Total revenues (b)	$169,985	$163,475	$160,546	$130,134	$127,138
(Loss) income from continuing operations	(2,891)	44,209	55,979	58,224	46,477
Net income (c)	7,001	47,201	65,954	71,574	49,402
Less: Net income attributable to noncontrolling interests	(1,685)	(2,037)	(1,564)	(1,956)	(2,153)

Net income attributable to CPA®:14 shareholders	5,316	45,164	64,390	69,618	47,249

Earnings per share:
(Loss) income from continuing operations attributable to CPA®:14 shareholders	(0.05)	0.48	0.62	0.83	0.68
Net income attributable to CPA®:14 shareholders	0.06	0.51	0.73	0.99	0.69

Cash distributions declared per share	0.7934	0.7848	0.7766	0.7711	0.7646

Balance Sheet Data
Total assets	$1,551,969	$1,637,430	$1,715,148	$1,675,323	$1,295,036
Net investments in real estate (d)	1,310,471	1,368,111	1,433,314	1,491,815	1,202,567
Long-term obligations (e)	812,543	821,262	861,902	826,459	679,522

Other Information
Cash flow from operating activities	$87,900	$110,697	$89,730	$102,232	$70,895
Cash distributions paid	68,832	68,851	68,323	83,633	51,905
Payment of mortgage principal (f)	44,873	17,383	16,552	12,580	12,433

(a)	Certain prior year balances have been retrospectively adjusted as discontinued operations and for the adoption of recent accounting guidance for noncontrolling interests.

(b)	Total revenues during 2009, 2008 and 2007 include lease revenue from properties acquired in the Merger in December 2006.

(c)	Results for 2009 and 2008 reflected impairment charges totaling $41.0 million and $10.9 million, respectively.

(d)	Net investments in real estate consists of net investments in properties, net investment in direct financing leases, equity investments in real estate, real estate under construction and assets held for sale, as applicable.

(e)	Represents mortgage and note obligations and deferred acquisition fee installments.

(f)	Represents scheduled mortgage principal payments.
CPA®:14 2009 10-K — 21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
As described in more detail in Item 1 of this Report, we are a publicly owned, non-actively traded REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. We were formed in 1997 and are managed by the advisor.
Financial Highlights
(In thousands)

	Years ended December 31,
	2009	2008	2007
Total revenues	$169,985	$163,475	$160,546
Net income attributable to CPA®:14 shareholders	5,316	45,164	64,390
Cash flow from operating activities	87,900	110,697	89,730
Total revenues increased in 2009 as compared to 2008 primarily due to scheduled rent increases at several properties and income recognized in connection with the forgiveness of a loan.
The reduction in net income in 2009 as compared to 2008 was primarily due to an increase in the amount of impairment charges recognized. We recognized impairment charges totaling $41.0 million in 2009 as compared to $10.9 million in 2008. In addition, 2008 net income included income of $10.9 million in payments from the advisor related to its previously disclosed SEC investigation (the “SEC Settlement”).
Cash flow from operating activities in 2009 was impacted negatively by increases in rent delinquencies and property carrying costs. Cash flow from operating activities in 2008 included the receipt of $10.9 million related to the advisor’s SEC Settlement.
Our quarterly cash distribution increased to $0.1991 per share for the fourth quarter of 2009, or $0.80 per share on an annualized basis.
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
Current Trends
As of the date of this Report, we are focused on managing our existing portfolio of properties. In our initial offering documents, we stated our intention to consider liquidity events for investors generally commencing eight years following the investment of substantially all of the net proceeds from that offering, which occurred in 2000. As a result, during the first quarter of 2008, the advisor began actively considering liquidity alternatives on our behalf and discussed with our board of directors a number of alternatives, including a possible merger with another CPA® REIT, selling our assets, either on a portfolio basis or individually, or listing our shares on a stock exchange. However, in light of deteriorating market conditions during 2008, the advisor recommended, and our board agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable. Although we believe we have recently seen an easing of the global economic and financial crisis that had severely curbed liquidity in the credit and real estate financing markets, the full magnitude, effects and duration of the crisis cannot be predicted, and we are unable to predict when a liquidity event will occur.
CPA®:14 2009 10-K — 22

As a result of improving economic conditions, we have seen an improvement in financing conditions for refinancing of maturing debt, both domestically and internationally, although generally at lower loan to value ratios than in prior periods. However, the continuing effects of the challenging economic environment have also resulted in some negative trends affecting our business. These trends include: continued tenant defaults; renewals of tenant leases generally at lower rental rates than existing leases; low inflation rates, which will likely limit rent increases in upcoming periods because most of our leases provide for rent adjustments indexed to changes in the CPI; and higher impairment charges. In addition, partly to preserve capital and liquidity, we suspended our redemption plan in September 2009.
Despite recent indicators that the economy is beginning to recover, the current trends that affect our business remain dependent on the rate and scope of the recovery, rendering any discussion of the impact of these trends highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business segments, and our response to those trends, is presented below.
Financing Conditions
Conditions in the real estate financing markets impact our ability to refinance maturing debt. Despite the recent weak financing environment, which has resulted in lenders for both domestic and international investments offering loans at shorter maturities, with lower loan to value ratios, and subject to variable interest rates, we have begun to see some improvements in the financing markets and to date have been successful refinancing maturing debt. We generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing. During 2009, we refinanced $31.6 million of maturing debt with new non-recourse mortgage financing totaling $27.8 million, with a weighted average annual interest rate and term of up to 6.7% and 9.8 years, respectively. In addition, a venture in which we have a 67% interest, which we account for under the equity method of accounting, refinanced maturing debt with new non-recourse mortgage financing of $22.6 million with a fixed annual interest rate and term of 5.9% and 10 years, respectively.
At December 31, 2009, we had aggregate balloon payments totaling $66.7 million due in 2010, and $255.8 million due in 2011, inclusive of amounts attributable to noncontrolling interests totaling $29.3 million in 2011. In the first quarter of 2010, we made balloon payments totaling $5.4 million. In addition, our share of balloon payments due in 2010 and 2011 on our unconsolidated ventures is $4.2 million and $9.8 million, respectively. We are actively seeking to refinance this debt but believe we and our venture partners have sufficient financing alternatives and/or cash resources to make these payments, if necessary. Our property level debt is generally non-recourse, which means that if we default on a mortgage loan obligation, our exposure is limited to our equity invested in that property.
Corporate Defaults
Some of our tenants have experienced financial stress, and we expect that this trend may continue, albeit at a less severe rate, in 2010. Corporate defaults can reduce our results of operations and cash flow from operations.
Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges. Based on tenant activity during 2009, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that 2010 lease revenue will decrease by approximately 9%, as compared with 2009 lease revenue. However, this amount may increase or decrease based on additional tenant activity and changes in economic conditions, both of which are outside of our control. If the North American and European economic zones continue to experience the improving economic conditions that they have experienced recently, we would expect to see an improvement in the general business conditions for our tenants, which should result in less stress for them financially. However, if economic conditions deteriorate, it is possible that our tenants’ financial condition will deteriorate as well.
During 2009, five tenants that accounted for $9.9 million of our 2009 lease revenues vacated their properties or rejected their leases with us in connection with bankruptcy or liquidation proceedings. During the time that these properties remain unoccupied, we anticipate that we will incur significant carrying costs. As a result of these corporate defaults, during 2009 we suspended debt service on three related non-recourse mortgage loans, which had an aggregate outstanding balance of $54.1 million at December 31, 2009. In addition, we entered into lease amendments with three tenants upon their emergence from bankruptcy during 2009.
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
CPA®:14 2009 10-K — 23

Net Asset Values
We generally calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
As a result of the overall continued weakness in the economy during 2009, our estimated net asset value per share as of December 31, 2009 decreased to $11.80, a 9.2% decline from our December 31, 2008 estimated net asset value per share of $13.00. We generally would not expect to update our estimated net asset value on an interim basis unless we were to undertake an extraordinary corporate transaction. However, there can be no assurance that, if we were to calculate our estimated net asset value on an interim basis, it would not be less than $11.80 per share, particularly given current market volatility.
Redemptions and Distributions
We experienced higher levels of share redemptions during 2009. Our redemption plan provides for certain limits on the amount of redemptions, including that redemptions cannot exceed 5% of outstanding shares. As a result of the increased redemption level, redemptions were approaching the 5% level, and as a result, in September 2009, our board of directors approved the suspension of our redemption plan effective for all redemption requests received subsequent to September 1, 2009. This suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. To date, we have not experienced conditions that have affected our ability to continue to pay distributions.
Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.
The average rate for the U.S. dollar in relation to the Euro strengthened by approximately 5% during 2009 in comparison to 2008, resulting in a modestly negative impact on our results of operations for Euro-denominated investments in the current year. For 2008 as compared with 2007, the average rate for the U.S. dollar in relation to the Euro weakened by approximately 7%, resulting in a modestly positive impact on our results of operations for Euro-denominated investments in 2008 as compared with 2007. Investments denominated in the Euro accounted for approximately 17%, 15% and 16% of our annualized lease revenues for 2009, 2008 and 2007, respectively. To the extent foreign currency exchange rates are in line with 2008 and 2009 levels, they will have a minimal impact on our financial conditions and results of operations. However, significant shifts in the value of the Euro could have a material impact on our future results. For example, in the first two months of 2010, the dollar has strengthened significantly relative to the Euro.
How We Evaluate Results of Operations
We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing our equity in our real estate. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
CPA®:14 2009 10-K — 24

We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. These leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in assessing our ability to fund operating expenses, service debt and fund distributions to shareholders.
We consider cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income, less cash distributions paid to consolidated joint venture partners, as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt because we deem them to be returns of investment and not returns on investment.
We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. However, because of recent conditions in credit markets, obtaining financing is more challenging at present and we may complete transactions without obtaining financing. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Results of Operations
Our evaluation of the sources of lease revenues is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Rental income	$147,184	$142,549	$138,638
Interest income from direct financing leases	14,356	15,359	16,472

	$161,540	$157,908	$155,110

CPA®:14 2009 10-K — 25

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years ended December 31,
Lessee	2009	2008	2007
Carrefour France, SAS (a) (b)	$22,177	$19,656	$17,379
Petsmart, Inc. (c)	8,303	8,215	8,303
Federal Express Corporation (c)	7,044	6,967	6,891
Dick’s Sporting Goods, Inc.	6,939	7,076	6,832
Atrium Companies, Inc.	5,277	5,170	5,017
Metaldyne Company LLC (d)	5,210	3,899	3,797
Tower Automotive, Inc. (b)	4,629	4,493	4,194
Perkin Elmer, Inc. (a) (e)	4,552	4,802	3,838
Katun Corporation (a)	4,501	4,497	4,400
Caremark Rx, Inc.	4,300	4,300	4,300
McLane Company Food Service Inc.	3,736	3,706	3,569
Amylin Pharmaceuticals, Inc. (f)	3,635	—	—
Amerix Corp. (b)	3,241	2,980	2,928
Rave Reviews Cinemas LLC	3,037	2,907	2,888
Gibson Guitar Corp. (c)	2,727	2,658	2,556
Builders FirstSource, Inc. (c)	2,719	2,692	2,633
Gerber Scientific, Inc.	2,668	2,591	2,508
Collins & Aikman Corporation (g)	2,564	2,488	3,644
Waddington North America, Inc.	2,536	2,536	2,468
Other (a) (c)	61,745	66,275	66,965

	$161,540	$157,908	$155,110

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the year ended December 31, 2009 strengthened by approximately 5% in comparison to 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2009. This impact was mitigated in some cases by CPI or similar rent increases.

(b)	Increase was due to CPI-based (or equivalent) rent increase.

(c)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $9.8 million, $7.2 million and $6.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(d)	Increase is due to amortization of a lease termination payment. In December 2009, we entered into a lease settlement with Metaldyne upon its emergence from bankruptcy whereby Metaldyne terminated its lease for four of the five properties it leases from us. Metaldyne will continue to lease the fifth property at a reduced rent. We entered into direct leases with existing subtenants at two of the properties vacated by Metaldyne, while the other two properties remain vacant at the date of this Report. During 2009, we recognized an impairment charge of $4.0 million on a property leased to Metaldyne (Note 11).

(e)	We acquired an additional property leased to this tenant in December 2007.

(f)	We consolidated this venture as of September 30, 2009 (Note 6).

(g)	Decrease in 2008 was due to the sale of two properties in December 2007.
CPA®:14 2009 10-K — 26

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2009	2009	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$35,889	$37,128	$25,536
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (b)	12%	30,589	28,541	28,541
True Value Company	50%	14,492	14,698	14,169
Advanced Micro Devices, Inc.	67%	11,175	11,175	10,451
Life Time Fitness, Inc.	56%	9,272	9,272	9,216
CheckFree Holdings, Inc.	50%	4,964	4,830	4,711
Best Buy Co., Inc.	37%	4,553	4,421	4,484
Compucom Systems, Inc.	67%	5,020	4,902	4,549
Del Monte Corporation (b)	50%	3,529	3,241	2,955
The Upper Deck Company	50%	3,194	3,194	3,194
Dick’s Sporting Goods, Inc.	45%	3,141	3,141	3,030
ShopRite Supermarkets, Inc.	45%	2,484	2,461	2,442
Town Sports International Holdings, Inc.	56%	1,086	1,086	1,086
Amylin Pharmaceuticals, Inc. (c)	50%	—	3,343	3,343

		$129,388	$131,433	$117,707

(a)	We acquired our interest in this venture during 2007. In addition to lease revenues, the venture also earned interest income of $27.1 million, $28.1 million and $19.5 million on a note receivable during 2009, 2008 and 2007, respectively. Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase was due to CPI-based (or equivalent) rent increase.

(c)	We consolidated this venture as of September 30, 2009 (Note 6).
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are intended to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies. In certain cases, although we recognize lease revenues in connection with our tenants’ obligation to pay rent, we may also increase our uncollected rent expense if tenants are experiencing financial distress and have not paid the rent to us that they owe, as described in Property expenses below.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, lease revenues increased by $3.6 million, primarily due to scheduled rent increases at several properties totaling $4.7 million. In addition, an adjustment we made in the third quarter of 2009 to record a venture under the consolidation method that was previously accounted for under the equity method (Note 6) resulted in $2.5 million increase in lease revenues. These increases were partially offset by a decrease in lease revenues of $3.1 million as a result of tenants’ lease restructurings and lease rejections in bankruptcy court, as well as a decrease of $0.4 million as a result of the negative impact of fluctuations in foreign currency exchange rates.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, lease revenues increased by $2.8 million, primarily due to scheduled rent increases at several properties and rental income from an investment that we entered into in December 2007 totaling $3.9 million. Lease revenues also increased by $1.5 million due to the positive impact of fluctuations in foreign currency exchange rates. These increases were partially offset by the impact of property sales and lease terminations during 2008, which reduced lease revenues by $2.5 million.
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
CPA®:14 2009 10-K — 27

2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, other operating income increased by $2.9 million, primarily due to income recognized in connection with the forgiveness of a loan to us by one of our tenants. Upon emerging from bankruptcy in the third quarter of 2009, Special Devices terminated its existing lease with us and entered into two new leases, one of which expired in January 2010 while the other one expires in June 2021. In connection with their restructuring, Special Devices forgave our existing $4.6 million note payable to it effective January 2010. As a result of the loan forgiveness, we recognized income of $2.9 million in 2009. The remaining income will be recognized between 2010 and 2021, when the second lease expires.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other operating income increased by $0.1 million.
Depreciation and Amortization
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, depreciation and amortization increased by $4.1 million, primarily due to an increase of $2.9 million in the amortization of lease-related intangible assets in connection with the restructuring of several leases in 2009 and $2.2 million from a venture that was previously accounted for under the equity method (Note 6). These increases were partially offset by a decrease in depreciation of $0.7 million related to a property that became fully depreciated in 2008.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, depreciation and amortization expense decreased by $0.6 million, primarily due to a $1.3 million write off of lease-related intangible assets in 2007 related to a tenant that terminated its lease with us. This decrease was partially offset by a full year of depreciation incurred on several properties acquired in 2007 totaling $0.6 million.
Property Expense
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, property expenses increased by $8.7 million, primarily due to increases in costs related to current and former tenants who have filed for bankruptcy totaling $10.8 million, partially offset by a $2.2 million decrease in asset management and performance fees payable to the advisor. The tenant related costs in 2009 were comprised of increases of $8.6 million in uncollected rent expense and $2.2 million in professional fees. Included in uncollected rent expense for 2009 is a charge of $3.9 million to write off estimated unrecoverable straight-line rent receivables, primarily for Nortel Networks Inc., which filed for bankruptcy in January 2009 and disaffirmed its lease with us. In March 2010, we turned the property back to the lender in exchange for the lender’s agreement to relieve us of all obligations under the related non-recourse mortgage loan. The decrease in asset management and performance fees was a result of a decline in our annual estimated net asset valuation at December 31, 2008 in comparison with the estimated valuation at December 31, 2007.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, property expenses increased by $2.6 million, primarily due to a higher number of tenants experiencing financial difficulties, which resulted in a $1.6 million increase in uncollected rent expense and unreimbursable costs at these properties. In addition, reimbursable tenant costs increased by $0.6 million in 2008.
General and Administrative
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, general and administrative expenses decreased by $1.5 million, primarily due to $1.4 million of costs incurred in connection with exploring potential liquidity alternatives during 2008.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, general and administrative expenses increased by $0.3 million, primarily due to the $1.4 million of costs incurred in connection with exploring potential liquidity alternatives during 2008, partially offset by a $0.9 million decrease in our share of expenses allocated by the advisor. These expenses are allocated among us and the affiliated CPA® REITs according to a formula based on gross revenues. The amounts allocated to us during 2008 decreased in comparison to prior years as a result of the growth in gross revenues of certain of our affiliates.
CPA®:14 2009 10-K — 28

Impairment Charges
For the years ended December 31, 2009, 2008 and 2007, we recorded impairment charges in our continuing real estate operations totaling $40.3 million, $1.1 million and $0.3 million, respectively. The table below summarizes these impairment charges (in thousands):

Lessee	2009	2008	2007	Reason
Nortel Networks Inc.	$22,152	$—	$—	Tenant filed for bankruptcy
Buffets, Inc.	8,100	—	—	Tenant filed for bankruptcy
Metaldyne Company	4,027	—	—	Tenant filed for bankruptcy
Nexpak Corporation	3,500	—	—	Tenant filed for bankruptcy
Various lessees	2,566	1,139	345	Decline in unguaranteed residual value or estimated fair market value of properties

Impairment charges from continuing operations	$40,345	$1,139	$345

See Income from Equity Investments in Real Estate below for additional impairment charges incurred during 2009 and 2008.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, income from equity investments in real estate increased by $13.2 million, primarily due to a decrease in other-than-temporary impairment charges of $9.1 million and a reduction in interest expense of $2.1 million as a result of several ventures refinancing their mortgage loans during 2008 and 2009. Under current accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that carrying value exceeds fair value. At December 31, 2009, we incurred an other-than-temporary impairment charge of $0.7 million on an equity investment to reduce the carrying value of the investment to its estimated fair value. At December 31, 2008, we incurred impairment charges totaling $9.8 million on three domestic equity investments as a result of their carrying values exceeding their estimated fair values, for which we deemed the decline in value to be other-than-temporary.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, income from equity investments in real estate decreased by $16.5 million, primarily due to the recognition of other-than-temporary impairment charges totaling $9.8 million in 2008, as described above. In addition, income from equity investments in real estate decreased by $5.4 million as a result of the sale of certain investments in the fourth quarter of 2007. During 2008, we also recognized a net loss of $0.4 million from a German venture that we acquired in April 2007, as compared to a net gain of $1.4 million in 2007. Substantially all of the loss from the German venture resulted from the recognition of an unrealized loss on embedded credit derivative instruments.
Other Income and (Expenses)
Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income or loss. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, net other income decreased by $2.4 million, primarily due to a decrease in realized gains on foreign currency transactions of $3.3 million as a result of the strengthening of the U.S. dollar relative to the Euro in 2009 as compared to 2008, as well as a reduction in the total amount of cash repatriated from foreign subsidiaries. This decrease was partially offset by unrealized gains totaling $1.3 million on certain marketable securities in 2009.
CPA®:14 2009 10-K — 29

2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, net other income decreased by $7.1 million, primarily due to a reduction in gains on the exchange or sale of real estate, net, of $9.0 million, which was partially offset by an increase in net gains on foreign currency transactions of $1.8 million. During 2007, we recognized a gain on exchange of real estate of $8.4 million in connection with the exchange of redeveloped land for a condominium interest in a newly constructed retail facility. Construction of the retail facility was funded entirely by the developer and was completed in November 2007, at which time we completed the exchange and recognized a gain on the exchange of $8.4 million. In addition, during 2007, we also recognized a gain of $1.1 million on the sale of two properties to Collins & Aikman Corporation, which repurchased two properties it leased from us upon its emergence from bankruptcy protection. The increase in net gains on foreign currency transactions was primarily due to the continued weakening of the U.S. dollar relative to the Euro during 2008 as compared to 2007.
Advisor Settlement
During 2008, we recognized income of $10.9 million in connection with the advisor’s SEC Settlement (Note 14). We received payment of this amount from the advisor in April 2008.
Provision for Income Taxes
2009 vs. 2008 — For the years ended December 31, 2009, 2008 and 2007, provisions for income taxes were $3.3 million, $2.2 million and $1.9 million, respectively. The increase in 2009 of $1.1 million compared to 2008 was primarily due to an increase in foreign tax liabilities as a result of higher taxable income recognized by certain foreign subsidiaries.
Discontinued Operations
2009 — During 2009, we recognized income from discontinued operations of $9.9 million. During 2009, we sold two domestic properties and recognized a net gain of $8.6 million. In addition, income generated from the operations of discontinued properties was $1.3 million for the year ended December 31, 2009.
2008 — During 2008, we recognized income from discontinued operations of $3.0 million, which consisted of income generated from the operations of discontinued properties of $2.5 million and a net gain on sale of properties of $0.5 million.
2007 — During 2007, we recognized income from discounted operations of $10.0 million, due to the recognition of a net gain of $7.8 million on the sale of a property in Arizona, as well as income generated from the operations of discounted properties of $2.2 million.
Net Income Attributable to CPA®:14 Shareholders
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, the resulting net income attributable to CPA®:14 shareholders decreased by $39.8 million.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, the resulting net income attributable to CPA®:14 shareholders decreased by $19.2 million.
Financial Condition
Sources and Uses of Cash during the Year
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.
Operating Activities — During 2009, we used cash flows from operating activities of $87.9 million to fund distributions to shareholders of $68.8 million. We also made scheduled mortgage principal installments of $44.9 million and paid distributions of $2.5 million to affiliates who hold noncontrolling interests in various entities with us. Cash distributions received from our equity investments in real estate in excess of cumulative equity income (see Investing Activities below) and our existing cash resources were also used to fund scheduled mortgage principal payments and distributions to holders of noncontrolling interests.
CPA®:14 2009 10-K — 30

In 2009, our cash flows from operating activities were negatively affected by increased rent delinquencies and property carrying costs related to tenants operating under bankruptcy protection. In addition, for 2009, the advisor elected to receive 20% of its performance fee from us in cash with the remaining 80% in our restricted stock, while in 2008 the advisor had elected to receive all of its performance fees from us in our restricted stock. This change by the advisor had a negative impact on our cash flow of approximately $2.9 million in 2009. During 2008, our cash flows from operating activities benefited from the receipt of $10.9 million from the advisor in connection with the SEC Settlement.
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During 2009, we received aggregate proceeds of $26.2 million from the sale of two domestic properties. We used $15.0 million of the sales proceeds from one of these properties, which had been encumbered by a $12.2 million non-recourse mortgage loan, to defease non-recourse mortgage debt on two unrelated domestic properties. We then substituted the then-unencumbered properties as collateral for the pre-existing $12.2 million loan. We also received distributions from our equity investments in real estate in excess of cumulative equity income of $12.3 million, including $2.2 million of cash that was repatriated from a German investment and $1.9 million representing our share of net proceeds from a venture’s mortgage refinancing. In addition, we contributed $5.3 million to an equity investment to partially paydown its existing mortgage balance in connection with the ventures’ restructuring of its non-recourse mortgage debt. Capital expenditures, which totaled $2.9 million, primarily consisted of $2.5 million to acquire an expansion constructed by a tenant at an existing property. In January 2009, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $3.6 million.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us, we used $49.3 million to defease or prepay several non-recourse mortgage obligations. We defeased debt totaling $15.0 million on two properties (see Investing Activities above); refinanced mortgage loans totaling $31.6 million, which had scheduled maturity dates during 2009, for new non-recourse mortgage financing of $27.8 million; and used $2.7 million to defease a mortgage loan in connection with the sale of a property. We also received $8.8 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $38.6 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below. We incurred deferred financing costs on financing obtained during 2009 totaling $1.0 million.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the third quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of this 5% limitation and our desire to preserve capital and liquidity, in September 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, which was the deadline for all redemptions taking place in the third quarter of 2009. We may make limited exceptions to the suspension of the program in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with respect to the plan.
For the year ended December 31, 2009, we redeemed 3,153,150 shares of our common stock pursuant to our redemption plan at an average price per share of $12.10. All of the redemption requests made prior to the suspension of our redemption plan were granted. For redemption requests made after the suspension of the redemption plan, only those which qualified under the exceptions to the suspension of our redemption plan as described above were granted. Of the total 2009 redemptions, we redeemed 39,391 shares in the fourth quarter of 2009, all of which were redeemed under the exceptions to the suspension. We funded share redemptions during 2009 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan and from existing cash resources.
CPA®:14 2009 10-K — 31

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	December 31,
	2009	2008
Balance
Fixed rate	$684,284	$691,263
Variable rate (a)	121,379	119,531

Total	$805,663	$810,794

Percent of total debt
Fixed rate	85%	85%
Variable rate (a)	15%	15%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	7.2%	7.4%
Variable rate (a)	6.2%	6.2%

(a)	Variable rate debt at December 31, 2009 included (i) $18.4 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $97.7 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term. The interest rate for one of these loans, which had an outstanding balance of $8.0 million at December 31, 2009, is scheduled to reset to a variable rate in April 2010.
Cash Resources
At December 31, 2009, our cash resources consisted of cash and cash equivalents totaling $93.3 million. Of this amount, $6.1 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $57.3 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
At the date of this Report, we had several properties that were vacant following the former tenants’ termination of their leases with us in bankruptcy court. During the time that these properties remain unoccupied, we anticipate that we will incur significant carrying costs. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be further impacted.
Cash Requirements
During 2010, we expect that cash payments will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, as well as other normal recurring operating expenses. Balloon payments on our consolidated investments totaling $66.7 million will be due during 2010, consisting of $17.5 million during the first quarter of 2010, $12.2 million during the second quarter of 2010, $11.7 million in the third quarter of 2010 and $25.3 million during the fourth quarter of 2010. During the first quarter of 2010, we made balloon payments totaling $5.4 million on maturing mortgage loans. We are actively seeking to refinance certain of these loans and believe we have existing cash resources that can be used to make these payments.
CPA®:14 2009 10-K — 32

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations at December 31, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-recourse debt — Principal	$805,663	$86,262	$434,601	$37,277	$247,523
Deferred acquisition fees — Principal	6,880	2,645	2,557	893	785
Interest on borrowings and deferred acquisition fees (a)	195,447	54,325	63,405	33,669	44,048
Subordinated disposition fees (b)	5,722	—	5,722	—	—
Operating and other lease commitments (c)	4,462	641	1,305	1,310	1,206

	$1,018,174	$143,873	$507,590	$73,149	$293,562

(a)	Interest on unhedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2009.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame. See Holding Period in Item 1 above.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $34.6 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2009. At December 31, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at December 31, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $2.4 million, with our share approximating $0.8 million. In addition, our maximum exposure to loss on these ventures was $16.2 million (inclusive of both our existing investment and the amount to fund our future commitment).
CPA®:14 2009 10-K — 33

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at December 31, 2009 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2009	Total Assets	Party Debt	Maturity Date
ShopRite Supermarkets, Inc.	45%	$16,342	$9,483	7/2010
The Upper Deck Company	50%	27,693	10,403	2/2011
Del Monte Corporation	50%	14,505	10,389	8/2011
Advanced Micro Devices, Inc. (a)	67%	88,182	33,502	1/2012
Best Buy Co., Inc.	37%	42,562	24,594	2/2012
True Value Company	50%	131,196	69,165	1/2013&2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	294,101	164,328	5/2014
Checkfree Holdings, Inc.	50%	33,745	29,500	6/2016
Life Time Fitness, Inc. and Town Sports International Holdings, Inc.	56%	114,443	83,249	12/2016&5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	32%	470,451	404,267	4/2017
Compucom Systems, Inc. (c)	67%	32,738	21,748	3/2019
Dick’s Sporting Goods, Inc.	45%	27,756	22,185	1/2022

		$1,293,714	$882,813

(a)	In July 2009, this venture restructured its existing non-recourse mortgage debt and made an $8.0 million partial paydown of the loan balance.

(b)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $337.4 million at December 31, 2009. Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2009.

(c)	In April 2009, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $22.6 million.
In connection with the purchase of many our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties, with provisions of this indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.
CPA®:14 2009 10-K — 34

Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life based in part on third party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets as of the end of the non-cancelable lease term. Estimates of residual values are generally based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with our acquisition of properties accounted for as operating leases, we allocate purchase costs to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above- and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values.
We determine the value attributed to tangible assets in part using a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of these rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally based on a third party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local brokers.
We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using third party appraisals or our estimates.
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other venture partners to identify the party that is exposed to the majority of the VIE’s expected losses, expected residual returns, or both. We use this analysis to determine who should consolidate the VIE. The comparison uses both qualitative and quantitative analytical techniques that may involve the use of a number of assumptions about the amount and timing of future cash flows.
CPA®:14 2009 10-K — 35

For an entity that is not considered to be a VIE, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.
When we obtain an economic interest in an entity that is structured at the date of acquisition as a tenant-in-common interest, we evaluate the tenancy-in-common agreements or other relevant documents to ensure that the entity does not qualify as a VIE and does not meet the control requirement required for consolidation. We also use judgment in determining whether the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. We account for tenancy-in-common interests under the equity method of accounting.
Impairments
We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. Impairment charges do not necessarily reflect the true economic loss caused by the default of the tenant, which may be greater or less than the impairment amount. In addition, we use non-recourse debt to finance our acquisitions, and to the extent that the value of an asset is written down to below the value of its debt, there is an unrealized gain that will be triggered when we turn the asset back to the lender in satisfaction of the debt. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Estimates and judgments used when evaluating whether these assets are impaired are presented below.
Real Estate
For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value. The property’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information from outside sources such as broker quotes or recent comparable sales. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
CPA®:14 2009 10-K — 36

Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other assets and liabilities is generally assumed to be equal to their carrying value.
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is significant and/or has lasted for an extended period of time. We review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline, to determine if the decline is other-than-temporary. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (19 lessees represented 62% of lease revenues during 2009), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
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
CPA®:14 2009 10-K — 37

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
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance using a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.

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
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in connection with the Merger. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At December 31, 2009, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At December 31, 2009, we estimate that our total interest in CCMT had a fair value of $12.2 million, an increase of $0.8 million from the fair value at December 31, 2008.
CPA®:14 2009 10-K — 38

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. At December 31, 2009, we estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $1.0 million (Note 10).
In connection with a German transaction in 2007, two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated total unrealized losses of $1.1 million and $3.5 million during 2009 and 2008, respectively, representing the total amounts attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At December 31, 2009, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during their term. The annual interest rates on our fixed rate debt at December 31, 2009 ranged from 5.5% to 8.7%. The annual interest rates on our variable rate debt at December 31, 2009 ranged from 5.2% to 6.5%. Our debt obligations are more fully described in Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2009 (in thousands).

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$80,719	$266,222	$156,746	$4,535	$19,636	$156,426	$684,284	$642,901
Variable rate debt	$5,543	$5,796	$5,837	$6,314	$6,792	$91,097	$121,379	$120,555
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at December 31, 2009 by an aggregate increase of $22.0 million or an aggregate decrease of $20.9 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at December 31, 2009 would increase or decrease by $0.1 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 7 above, a significant portion of the debt classified as variable rate bore interest at fixed rates at December 31, 2009 but has interest rate reset features that will change the fixed interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result we are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For the year ended December 31, 2009, Carrefour France SAS, which leases properties from us in France, contributed 13.7% of lease revenues. We are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign investments benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the year ended December 31, 2009, we recognized net realized foreign currency translation gains of $0.1 million and net unrealized foreign currency translation losses of less than $0.1 million. These gains or losses are included in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
CPA®:14 2009 10-K — 39

Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases, for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues(a)	2010	2011	2012	2013	2014	Thereafter	Total
Euro	$26,697	$24,679	$23,333	$23,676	$23,901	$51,643	$173,929
British pound sterling	272	358	367	395	403	6,464	8,259

	$26,969	$25,037	$23,700	$24,071	$24,304	$58,107	$182,188

Scheduled debt service payments (principal and interest) for the mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2010	2011	2012	2013	2014	Thereafter	Total
Euro	$15,335	$15,142	$14,860	$14,854	$14,941	$221,483	$296,615
British pound sterling	456	458	460	460	460	100,857	103,151

	$15,791	$15,600	$15,320	$15,314	$15,401	$322,340	$399,766

(a)	Based on the applicable exchange rate at December 31, 2009. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2009.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At December 31, 2009, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.5 million.
CPA®:14 2009 10-K — 40

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:14 2009 10-K — 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2010
CPA®:14 2009 10-K — 42

PART II

Item 8.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Investments in real estate:
Real estate, at cost	$1,255,966	$1,275,775
Accumulated depreciation	(215,967)	(188,739)

Net investment in properties	1,039,999	1,087,036
Net investment in direct financing leases	112,428	124,731
Assets held for sale	8,651	—
Equity investments in real estate	149,393	156,344

Net investments in real estate	1,310,471	1,368,111
Cash and cash equivalents	93,310	125,746
Intangible assets, net	63,804	72,877
Other assets, net	84,384	70,696

Total assets	$1,551,969	$1,637,430

Liabilities and Equity
Liabilities:
Non-recourse debt	$805,663	$810,794
Accounts payable, accrued expenses and other liabilities	19,975	19,149
Prepaid and deferred rental income and security deposits	28,108	25,650
Due to affiliates	16,380	21,322
Distributions payable	17,143	17,315

Total liabilities	887,269	894,230

Commitments and contingencies (Note 13)
Equity:
CPA®:14 shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 95,058,267 and 93,654,012 shares issued, respectively	95	94
Additional paid-in capital	934,117	916,069
Distributions in excess of accumulated earnings	(190,437)	(127,093)
Accumulated other comprehensive income	8,838	4,427

	752,613	793,497
Less, treasury stock at cost, 8,955,254 and 5,804,003 shares, respectively	(105,419)	(66,845)

Total CPA®:14 shareholders’ equity	647,194	726,652
Noncontrolling interests	17,506	16,548

Total equity	664,700	743,200

Total liabilities and equity	$1,551,969	$1,637,430

See Notes to Consolidated Financial Statements.
CPA®:14 2009 10-K — 43

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2009	2008	2007
Revenues
Rental income	$147,184	$142,549	$138,638
Interest income from direct financing leases	14,356	15,359	16,472
Other operating income	8,445	5,567	5,436

	169,985	163,475	160,546

Operating Expenses
Depreciation and amortization	(36,167)	(32,019)	(32,576)
Property expenses	(41,803)	(33,094)	(30,497)
General and administrative	(6,747)	(8,282)	(7,957)
Impairment charges	(40,345)	(1,139)	(345)

	(125,062)	(74,534)	(71,375)

Other Income and Expenses
Income from equity investments in real estate	13,845	637	17,089
Other interest income	1,558	4,121	3,950
Other income and (expenses)	1,446	3,847	10,979
Advisor settlement (Note 14)	—	10,868	—
Interest expense	(61,326)	(61,965)	(63,262)

	(44,477)	(42,492)	(31,244)

Income from continuing operations before income taxes	446	46,449	57,927
Provision for income taxes	(3,337)	(2,240)	(1,948)

(Loss) income from continuing operations	(2,891)	44,209	55,979

Discontinued Operations
Income from operations of discontinued properties	1,281	2,468	2,195
Gain on sale of real estate	8,611	524	7,780

Income from discontinued operations	9,892	2,992	9,975

Net Income	7,001	47,201	65,954
Less: Net income attributable to noncontrolling interests	(1,685)	(2,037)	(1,564)

Net Income Attributable to CPA®:14 Shareholders	$5,316	$45,164	$64,390

Earnings Per Share
(Loss) income from continuing operations attributable to CPA®:14 shareholders	$(0.05)	$0.48	$0.62
Income from discontinued operations attributable to CPA®:14 shareholders	0.11	0.03	0.11

Net income attributable to CPA®:14 shareholders	$0.06	$0.51	$0.73

Weighted Average Shares Outstanding	87,078,468	88,174,907	87,860,052

Amounts Attributable to CPA®:14 Shareholders
(Loss) income from continuing operations, net of tax	$(4,377)	$42,174	$54,413
Income from discontinued operations, net of tax	9,693	2,990	9,977

Net income	$5,316	$45,164	$64,390

See Notes to Consolidated Financial Statements.
CPA®:14 2009 10-K — 44

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2009	2008	2007
Net Income	$7,001	$47,201	$65,954
Other Comprehensive Income:
Foreign currency translation adjustment	823	(9,006)	5,888
Change in unrealized gain (loss) on marketable securities	1,199	(2,385)	385
Change in unrealized gain (loss) on derivative instruments	2,426	(2,256)	—

	4,448	(13,647)	6,273

Comprehensive income	11,449	33,554	72,227

Amounts Attributable to Noncontrolling Interests:
Net income	(1,685)	(2,037)	(1,564)
Change in unrealized gain on marketable securities	(37)	—	—

Comprehensive income attributable to noncontrolling interests	(1,722)	(2,037)	(1,564)

Comprehensive Income Attributable to CPA®:14 Shareholders	$9,727	$31,517	$70,663

See Notes to Consolidated Financial Statements.
CPA®:14 2009 10-K — 45

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2009, 2008 and 2007
(in thousands, except share and per share amounts)

	CPA:14 Shareholders
				Distributions	Accumulated
			Additional	in Excess of	Other		Total
		Common	Paid-In	Accumulated	Comprehensive	Treasury	CPA®:14	Noncontrolling
	Shares	Stock	Capital	Earnings	Income	Stock	Shareholders	Interests	Total
Balance at January 1, 2007	87,652,705	$90	$874,370	$(99,485)	$11,801	$(29,216)	$757,560	$19,465	$777,025
Shares issued $.001 par, at $13.20 per share, net of offering costs	745,265	1	9,156				9,157		9,157
Shares, $.001 par, issued to the advisor at $13.20 per share	852,132	1	11,247				11,248		11,248
Distributions declared ($0.7766 per share)				(68,112)			(68,112)		(68,112)
Distributions to noncontrolling interests							—	(2,996)	(2,996)
Net income				64,390			64,390	1,564	65,954
Other comprehensive income:
Foreign currency translation adjustment					5,888		5,888		5,888
Change in unrealized gain on marketable securities					385		385		385
Repurchase of shares	(1,432,031)					(17,556)	(17,556)		(17,556)

Balance at December 31, 2007	87,818,071	92	894,773	(103,207)	18,074	(46,772)	762,960	18,033	780,993

Shares issued $.001 par, at $14.00 - $14.50 per share, net of offering costs	691,750	1	9,147				9,148		9,148
Shares, $.001 par, issued to the advisor at $14.00 - $14.50 per share	850,258	1	12,149				12,150		12,150
Distributions declared ($0.7848 per share)				(69,050)			(69,050)		(69,050)
Distributions to noncontrolling interests							—	(3,522)	(3,522)
Net income				45,164			45,164	2,037	47,201
Other comprehensive loss:
Foreign currency translation adjustment					(9,006)		(9,006)		(9,006)
Change in unrealized loss on marketable securities					(2,385)		(2,385)		(2,385)
Change in unrealized loss on derivative instrument					(2,256)		(2,256)		(2,256)
Repurchase of shares	(1,510,070)					(20,073)	(20,073)		(20,073)

Balance at December 31, 2008	87,850,009	94	916,069	(127,093)	4,427	(66,845)	726,652	16,548	743,200

Shares issued $.001 par, at $13.00 and $14.00 per share, net of offering costs	667,773	—	8,844				8,844		8,844
Shares, $.001 par, issued to the advisor at $13.00 per share	736,482	1	9,204				9,205		9,205
Distributions declared ($0.7934 per share)				(68,660)			(68,660)		(68,660)
Distributions to noncontrolling interests							—	(2,543)	(2,543)
Consolidation of a venture							—	1,779	1,779
Net income				5,316			5,316	1,685	7,001
Other comprehensive income:
Foreign currency translation adjustment					823		823		823
Change in unrealized gain on marketable securities					1,162		1,162	37	1,199
Change in unrealized gain on derivative instrument					2,426		2,426		2,426
Repurchase of shares	(3,151,251)					(38,574)	(38,574)		(38,574)

Balance at December 31, 2009	86,103,013	$95	$934,117	$(190,437)	$8,838	$(105,419)	$647,194	$17,506	$664,700

See Notes to Consolidated Financial Statements.
CPA®:14 2009 10-K — 46

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008	2007
Cash Flows — Operating Activities
Net income	$7,001	$47,201	$65,954
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	39,803	37,792	40,139
Straight-line rent and financing lease adjustments	1,766	(1,225)	(2,289)
Income from equity investments in real estate in excess of distributions received	1,476	12,447	598
Issuance of shares to affiliate in satisfaction of fees due	9,204	12,150	11,346
Realized gain on foreign currency transactions, derivative instruments and other, net	(227)	(3,435)	(2,018)
Realized gain on sale of real estate	(8,611)	(1,062)	(17,289)
Realized gain on sale of securities	—	(708)	(1,648)
Unrealized (gain) loss on foreign currency transactions, derivative instruments and other, net	(1,219)	356	(23)
Reversal of unrealized gain on derivative instruments	—	708	2,207
Impairment charges	40,345	1,139	345
Change in other operating assets and liabilities, net	(1,638)	5,334	(7,592)

Net cash provided by operating activities	87,900	110,697	89,730

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	12,313	7,921	57,150
Acquisitions of real estate and other capitalized costs	(2,914)	—	(14,017)
Contributions to equity investments in real estate	(5,344)	(11,928)	(18,647)
Purchase of a FDIC guaranteed unsecured note	(5,000)	—	—
Proceeds from sale of real estate and securities	26,247	15,765	52,380
Exercise of common warrants	—	—	(999)
Increase in cash due to consolidation of a venture	309	—	—
Funds released from restricted account	—	—	617
Payment of deferred acquisition fees to an affiliate	(3,638)	(3,846)	(4,369)

Net cash provided by investing activities	21,973	7,912	72,115

Cash Flows — Financing Activities
Distributions paid	(68,832)	(68,851)	(68,323)
Distributions paid to noncontrolling interests	(2,543)	(3,522)	(2,996)
Proceeds from mortgages and credit facility	27,750	9,740	171,657
Prepayment of mortgage principal and credit facility	(22,219)	(20,510)	(134,074)
Scheduled payments of mortgage principal	(44,873)	(17,383)	(16,552)
Deferred financing costs and mortgage deposits	(962)	(576)	(768)
Proceeds from stock issuance, net of costs	8,844	9,148	9,059
Purchase of treasury stock	(38,574)	(20,073)	(17,556)

Net cash used in financing activities	(141,409)	(112,027)	(59,553)

(Continued)
CPA®:14 2009 10-K — 47

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Years ended December 31,
	2009	2008	2007
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(900)	(3,339)	1,221

Net (decrease) increase in cash and cash equivalents	(32,436)	3,243	103,513
Cash and cash equivalents, beginning of year	125,746	122,503	18,991

Cash and cash equivalents, end of year	$93,310	$125,746	$122,504

Supplemental cash flow information

Interest paid	$58,411	$61,316	$60,805

Income taxes paid	$4,412	$631	$931

No interest was capitalized in 2009, 2008 and 2007.
See Notes to Consolidated Financial Statements.
CPA®:14 2009 10-K — 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
Corporate Property Associates 14 Incorporated is a publicly owned, non-actively traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At December 31, 2009, our portfolio was comprised of our full or partial ownership interests in 314 properties, substantially all of which were triple-net leased to 88 tenants, and totaled approximately 29 million square feet (on a pro rata basis) with an occupancy rate of approximately 95%. We were formed in June 1997 and are managed by the advisor.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity, or VIE, and if we are deemed to be the primary beneficiary under current authoritative accounting guidance. We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, we consider that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting. We hold ownership interests in certain limited liability companies and limited partnerships that exceed 50% and through which we exercise significant influence. Because our venture partners, which are affiliates, are the managing members or general partners in the limited liability companies or limited partnerships and no unaffiliated parties have substantive kick-out or participation rights, the venture partners are required to consolidate the investments and, therefore, we account for these investments under the equity method of accounting.
We have investments in tenant-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
We have several interests in consolidated ventures that have noncontrolling interests with finite lives. As these are not considered to be mandatorily redeemable noncontrolling interests, we have reflected them as Noncontrolling interests in equity in the consolidated financial statements. The carrying value of these noncontrolling interests at December 31, 2009 and 2008 was $11.4 million and $11.9 million, respectively. The fair value of these noncontrolling interests at December 31, 2009 and 2008 was $24.8 million and $22.5 million, respectively.
CPA®:14 2009 10-K — 49

Notes to Consolidated Financial Statements
Out-of-Period Adjustments
During the first quarter of 2007, we identified errors in the consolidated financial statements for the years ended December 31, 2003 — 2006. These errors related to accounting for foreign income taxes (aggregating $0.4 million over the period from 2003-2006) and valuation of stock warrants (aggregating $1.0 million in the fourth quarter of 2006) that are accounted for as derivative instruments because of net cash settlement features. In addition, during the third quarter of 2007, we determined that a longer schedule of depreciation and amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. This effectively understated our income from equity investments in real estate by $1.4 million for the year ended December 31, 2007.
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
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of accounting guidance for noncontrolling interests during the year ended December 31, 2009, as well as the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Purchase Price Allocation
When we acquire properties accounted for as operating leases, including those properties acquired in the Merger, we allocate the purchase costs to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above-market and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using third party appraisals or our estimates. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
CPA®:14 2009 10-K — 50

Notes to Consolidated Financial Statements
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2009 and 2008, our cash and cash equivalents were held in the custody of several financial institutions, and these balances, at times, exceeded federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations (Note 8) and common stock in publicly-traded companies, are classified as available for sale securities and reported at fair value, with any unrealized gains and losses on these securities reported as a component of Other comprehensive income (“OCI”) until realized.
Other Assets and Other Liabilities
We include escrow balances and tenant security deposits held by lenders, restricted cash balances, common stock warrants, prepaid expenses, marketable securities, deferred charges, deferred rental income and notes receivable in Other assets. We include derivative instruments and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in equal annual installments each January of the seven calendar years following the date a property was purchased. Payment of such fees is subject to the performance criterion (Note 3).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2009, 2008 and 2007, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of $17.6 million, $19.0 million and $18.6 million, respectively.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 10). Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached.
We account for leases as operating or direct financing leases as described below:
Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the term of the related leases and charge expenses (including depreciation) to operations as incurred (Note 4).
Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (19 lessees represented 62% of lease revenues during 2009), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
CPA®:14 2009 10-K — 51

Notes to Consolidated Financial Statements
Depreciation
We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties or improvements, which range from 3 to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. Impairment charges do not necessarily reflect the true economic loss caused by the default of the tenant, which may be greater or less than the impairment amount. In addition, we use non-recourse debt to finance our acquisitions, and to the extent that the value of an asset is written down to below the value of its debt, there is an unrealized gain that will be triggered when we turn the asset back to the lender in satisfaction of the debt. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Our policies for evaluating whether these assets are impaired are presented below.
Real Estate
For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value, as determined using market information. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage.
CPA®:14 2009 10-K — 52

Notes to Consolidated Financial Statements
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is significant and/or has lasted for an extended period of time. We review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline, to determine if the decline is other-than-temporary. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations (Note 17).
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
We recognize gains and losses on the sale of properties when, among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.
Foreign Currency Translation
We have interests in real estate investments in the European Union for which the functional currencies are the Euro and British pound sterling. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from this translation are reported as a component of OCI in equity. At December 31, 2009 and 2008, the cumulative foreign currency translation adjustment gain was $8.7 million and $7.9 million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of OCI in equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income. We recognized unrealized losses from such transactions of less than $0.1 million for both years ended December 31, 2009 and 2008 and $0.3 million for the year ended December 31, 2007. For the years ended December 31, 2009, 2008 and 2007, we recognized realized gains of $0.1 million, $3.4 million and $2.0 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
CPA®:14 2009 10-K — 53

Notes to Consolidated Financial Statements
Derivative Instruments
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in OCI until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
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
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.
Earnings Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.
Subsequent Events
In May 2009, the FASB issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
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
CPA®:14 2009 10-K — 54

Notes to Consolidated Financial Statements
Asset Management and Performance Fees
Under the advisory agreement, we pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009, 2008 and 2007, the advisor elected to receive its asset management fees in cash. For 2009, the advisor elected to receive 80% of its performance fees from us in restricted shares of our common stock, with the remaining 20% payable in cash. For 2008 and 2007, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $11.0 million, $12.1 million and $12.0 million in 2009, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At December 31, 2009, the advisor owned 7,330,233 shares (8.5%) of our common stock.
Transaction Fees
Under the advisory agreement, we also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate costs of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the seven calendar years following the date a property was purchased, subject to satisfying the 7% performance criterion. Interest on unpaid installments is 6% per year. In connection with the Merger, we assumed deferred fees incurred by CPA®:12 totaling $2.7 million that bear interest at an annual rate of 7% and have scheduled installment payments through 2018. During 2009, we incurred both current and deferred acquisition fees of $0.1 million. During 2007, we incurred current and deferred acquisition fees of $3.8 million and $3.0 million, respectively. We did not incur any such fees during 2008. Unpaid deferred installments totaled $6.9 million and $10.5 million at December 31, 2009 and 2008, respectively, and were included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $3.6 million, $3.8 million and $4.4 million in deferred fees in cash to the advisor in January 2009, 2008 and 2007, respectively. We also pay the advisor mortgage refinancing fees, which totaled $0.4 million and $0.9 million for 2009 and 2008, respectively. No such mortgage refinancing fees were paid during 2007.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the Merger. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $5.7 million and $5.1 million at December 31, 2009 and 2008, respectively.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $2.5 million, $2.6 million, $3.5 million in 2009, 2008 and 2007, respectively, which are included in General and administrative expenses in the consolidated financial statements.
The advisor is obligated to reimburse us for the amount by which our operating expenses exceed the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that the excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that the reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.
CPA®:14 2009 10-K — 55

Notes to Consolidated Financial Statements
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. Under the terms of an agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.7 million in each of 2009, 2008 and 2007. Based on gross revenues through December 31, 2009, our current share of future minimum lease payments under this agreement would be $0.6 million annually through 2016.
We own interests in entities ranging from 12% to 90%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 6).
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$228,279	$231,325
Buildings	1,027,687	1,044,450
Less: Accumulated depreciation	(215,967)	(188,739)

	$1,039,999	$1,087,036

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2010	$140,392
2011	137,682
2012	136,012
2013	136,039
2014	134,658
Thereafter through 2031	590,072
Percentage rent revenue for operating leases was less than $0.1 million in 2009 and 2008. There was no percentage rent revenue for operating leases in 2007.
Acquisition Costs
We adopted the FASB’s revised guidance for business combinations on January 1, 2009. The revised guidance establishes principles and requirements for how the acquirer in a business combination must recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the entity acquired, and goodwill acquired in a business combination. Additionally, the revised guidance requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, the revised guidance is not expected to have a material impact on our consolidated financial statements. Historically, we have not acquired investments that would be deemed a business combination under the revised guidance. During 2009, we completed a domestic investment for $2.5 million that was deemed to be a real estate asset acquisition and, as such, capitalized acquisition fees of $0.1 million in connection with this investment. We did not make any investments that were deemed to be business combinations during 2009.
CPA®:14 2009 10-K — 56

Notes to Consolidated Financial Statements
Tenant Matters
We have six tenants that operated under bankruptcy protection during some or all of 2009. During 2009, uncollected rent expense increased by $8.6 million as compared to 2008, substantially all of which is related to these tenants. During 2009, four of these tenants disaffirmed their leases with us in bankruptcy court and the properties are vacant at December 31, 2009. These tenants previously accounted for $13.1 million, or 8.5%, of aggregate annualized lease revenues. As a result of these corporate defaults, during the third and fourth quarters of 2009, we suspended debt service on three non-recourse mortgage loans related to these properties, which had an aggregate outstanding balance of $54.1 million at December 31, 2009.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2009	2008
Minimum lease payments receivable	$154,586	$199,384
Unguaranteed residual value	107,588	120,009

	262,174	319,393
Less: unearned income	(149,746)	(194,662)

	$112,428	$124,731

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable direct financing leases are as follows (in thousands):

Years ending December 31,
2010	$14,157
2011	14,256
2012	14,256
2013	14,256
2014	14,256
Thereafter through 2023	83,405
There was no percentage rent revenue for direct financing leases in 2009 and 2008. Percentage rent revenue for direct financing leases was $0.1 million in 2007.
CPA®:14 2009 10-K — 57

Notes to Consolidated Financial Statements
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 67% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control (Note 2). All of the underlying investments are generally owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions plus fundings).
During 2009, we incurred impairment charges totaling $40.3 million on several of our consolidated investments. Primarily as a result of these impairment charges, our 2009 results reflect a loss from continuing operations before income taxes attributable to CPA®:14 shareholders. Because of the loss reflected in our 2009 results, we have provided disaggregated summarized financial information for our unconsolidated ventures in the tables below.
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

		Ownership
		Interest at	Carrying Value at December 31,
Lessee	Subsidiary Name(s)	December 31, 2009	2009	2008
Advanced Micro Devices, Inc.	Delaware Chip LLC	67%	$33,571	$29,579
True Value Company	Bolt (DE) LP, Hammer (DE) LP and Wrench (DE) LP	50%	31,433	31,916
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	HLWG Two (Ger) LLC and HLWG Two Lender SARL	32%	15,369	19,399
U-Haul Moving Partners, Inc. and Mercury Partners, LP	UH Storage (DE) LP	12%	12,639	12,992
The Upper Deck Company	Cards LLC	50%	11,491	11,673
Best Buy Co., Inc. (b)	BB (Multi) LP	37%	11,183	12,469
Life Time Fitness, Inc. and Town Sports International Holdings, Inc.	LT Landlord (MN-FL) LLC and Bos Club LL (MA) LLC	56%	10,343	10,898
Compucom Systems, Inc. (b)	Comp Delaware LP	67%	8,638	10,958
Del Monte Corporation (b)	Delmo 11/12 (DE) LLC	50%	7,233	8,135
ShopRite Supermarkets, Inc.	BVNY (DE) LLC	45%	6,719	6,696
Checkfree Holdings, Inc.	Carey Norcross LLC	50%	1,506	1,653
Amylin Pharmaceuticals, Inc.	Gena LLC	50%	—	493
Dick’s Sporting Goods, Inc.	CP GAL Plainfield LLC	45%	(732)	(517)

			$149,393	$156,344

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Decrease was primarily due to amortization of differences between the fair value of the investment at the date of acquisition of the venture and the carrying value of its net assets at that date.
Advanced Micro Devices
In connection with a mortgage refinancing in 2008, we contributed $11.9 million to Delaware Chip LLC to refinance its then-existing $59.8 million non-recourse mortgage loan for new non-recourse financing of $43.0 million. In July 2009, Delaware Chip LLC restructured its existing debt and made an $8.0 million partial paydown of the loan, reducing the balance to $33.5 million at December 31, 2009.
CPA®:14 2009 10-K — 58

Notes to Consolidated Financial Statements
Hellweg Die Profi-Baumarkte GmbH & Co. KG
In April 2007, we acquired an interest in a venture (HLWG Two (Ger) LLC) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (HLWG Two Lender SARL), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in HLWG Two (Ger) LLC and HLWG Two Lender SARL is 32%. The total cost of the interests in these ventures, which are owned with affiliates, was $446,387. In connection with these transactions, the ventures obtained combined non-recourse financing of $378,596, having a fixed annual interest rate of 5.5% and a term of 10 years. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. HLWG Two (Ger) LLC accounts for the partner’s interest in the limited partnership as a redeemable noncontrolling interest because the transaction contains put options that, if exercised, would obligate the partners to settle in cash, as described below. The partner’s interests are reflected at estimated redemption value in the disaggregated financial statements set forth below for all periods presented.
In connection with the acquisition, HLWG Two (Ger) LLC agreed to an option agreement which gives HLWG Two (Ger) LLC the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, HLWG Two (Ger) LLC would own 99.7% of the limited partnership. HLWG Two (Ger) LLC has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If HLWG Two (Ger) LLC does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to HLWG Two (Ger) LLC during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.
Upper Deck
During the fourth quarter of 2009, we recognized an impairment charge of $0.7 million to reduce the carrying value of this venture to its estimated fair value (Note 11).
Compucom Systems
In April 2009, Comp Delaware LP refinanced its existing non-recourse mortgage debt of $18.7 million, which was scheduled to mature in May 2009, for new non-recourse financing of $22.6 million. Comp Delaware LP distributed the net proceeds of the financing to the venture partners.
Del Monte Corporation
The carrying value of our investment in properties leased to Del Monte Corporation reflects our investment in properties owned through Delmo 11/12 (DE) LLC as well as a property in which we have a 50% tenant-in-common interest.
Amylin Pharmaceuticals
In 2007, this venture completed the refinancing of an existing $2.5 million non-recourse mortgage with new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture. As a result of the refinancing, we became the general partner of the venture. During 2009, we recorded an adjustment to record the venture under the consolidation method as we have control over the venture.
Dick’s Sporting Goods
In January 2007, CP GAL Plainfield LLC obtained non-recourse mortgage financing of $23.0 million and distributed the proceeds to the venture partners. Although we are not obligated to do so, based on the fair value of the property, we expect to fund any deficits CP GAL Plainfield LLC may incur.
CPA®:14 2009 10-K — 59

Notes to Consolidated Financial Statements
The following tables present summarized balance sheet information for our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	December 31, 2009
													HLWG	LT
				Bos Club		Carey	Comp	CP GAL		Delmo		HLWG	Two	Landlord	UH
		BB (Multi)	Bolt (DE)	LL (MA)	BVNY	Norcross	Delaware	Plainfield	Delaware	11/12 (DE)	Hammer	Two (Ger)	Lender	(MN-FL)	Storage	Wrench
	Total	LP	LP	LLC	(DE) LLC	LLC	LP	LLC	Chip LLC	LLC	(DE) LP	LLC	SARL	LLC	(DE) LP	(DE) LP	All Others(d)
Assets

Net investments in real estate (a)	$1,126,362	$42,250	$40,332	$7,498	$16,254	$33,085	$30,346	$26,370	$77,313	$13,198	$29,298	$412,606	$—	$106,442	$231,202	$33,275	$26,893
Note receivable	337,397	—	—	—	—	—	—	—	—	—	—	—	337,397	—	—	—	—
Intangible assets	75,809	—	4,214	—	—	—	—	—	—	—	—	28,154	—	—	39,457	3,984	—
Other assets, net (b)	91,543	312	7,056	170	88	660	2,392	1,386	10,869	244	5,763	17,016	12,675	333	23,442	7,274	1,863

Total assets	$1,631,111	$42,562	$51,602	$7,668	$16,342	$33,745	$32,738	$27,756	$88,182	$13,442	$35,061	$457,776	$350,072	$106,775	$294,101	$44,533	$28,756

Liabilities and Equity
Non-recourse debt	$882,813	$24,594	$24,889	$7,733	$9,483	$29,500	$21,748	$22,185	$33,502	$10,389	$19,605	$100,043	$304,224	$75,516	$164,328	$24,671	$10,403
Other liabilities (c)	60,677	666	395	139	40	378	1,629	1,122	10,327	341	275	18,045	3,444	1,336	20,234	1,293	1,013

Total liabilities	943,490	25,260	25,284	7,872	9,523	29,878	23,377	23,307	43,829	10,730	19,880	118,088	307,668	76,852	184,562	25,964	11,416

Redeemable noncontrolling interest	337,397	—	—	—	—	—	—	—	—	—	—	337,397	—	—	—	—	—

Partners’/ members’ equity	350,224	17,302	26,318	(204)	6,819	3,867	9,361	4,449	44,353	2,712	15,181	2,291	42,404	29,923	109,539	18,569	17,340

Total liabilities and equity	$1,631,111	$42,562	$51,602	$7,668	$16,342	$33,745	$32,738	$27,756	$88,182	$13,442	$35,061	$457,776	$350,072	$106,775	$294,101	$44,533	$28,756

	December 31, 2008
													HLWG	LT
				Bos Club		Carey	Comp	CP GAL		Delmo		HLWG	Two	Landlord	UH
		BB (Multi)	Bolt (DE)	LL (MA)	BVNY	Norcross	Delaware	Plainfield	Delaware	11/12 (DE)	Hammer	Two (Ger)	Lender	(MN-FL)	Storage	Wrench
	Total	LP	LP	LLC	(DE) LLC	LLC	LP	LLC	Chip LLC	LLC	(DE) LP	LLC	SARL	LLC	(DE) LP	(DE) LP	All Others(d)
Assets

Net investments in real estate (a)	$1,150,575	$42,043	$41,319	$7,645	$16,119	$34,023	$31,059	$26,975	$78,551	$13,669	$30,040	$407,079	$—	$108,810	$235,930	$34,085	$43,228
Note receivable	331,841	—	—	—	—	—	—	—	—	—	—	—	331,841	—	—	—	—
Intangible assets	80,035	—	4,496	—	—	—	—	—	—	—	—	29,181	—	—	42,108	4,250	—
Other assets, net (b)	118,293	—	6,579	179	173	349	3	1,566	11,079	311	5,480	45,074	16,938	450	22,066	6,912	1,134

Total assets	$1,680,744	$42,043	$52,394	$7,824	$16,292	$34,372	$31,062	$28,541	$89,630	$13,980	$35,520	$481,334	$348,779	$109,260	$300,104	$45,247	$44,362

Liabilities and Equity
Non-recourse debt	$930,902	$25,249	$25,346	$7,842	$9,768	$29,840	$18,738	$22,489	$43,000	$10,665	$19,970	$99,245	$302,024	$77,102	$168,202	$25,130	$46,292
Other liabilities (c)	74,700	512	394	161	41	375	370	1,125	10,120	252	273	34,049	3,636	1,259	19,302	1,319	1,512

Total liabilities	1,005,602	25,761	25,740	8,003	9,809	30,215	19,108	23,614	53,120	10,917	20,243	133,294	305,660	78,361	187,504	26,449	47,804

Redeemable noncontrolling interest	331,841	—	—	—	—	—	—	—	—	—	—	331,841	—	—	—	—	—

Partners’/ members’ equity	343,301	16,282	26,654	(179)	6,483	4,157	11,954	4,927	36,510	3,063	15,277	16,199	43,119	30,899	112,600	18,798	(3,442)

Total liabilities and equity	$1,680,744	$42,043	$52,394	$7,824	$16,292	$34,372	$31,062	$28,541	$89,630	$13,980	$35,520	$481,334	$348,779	$109,260	$300,104	$45,247	$44,362

(a)	Net investments in real estate consists of net investments in properties and net investments in direct financing leases.

(b)	Other assets, net consisted primarily of escrow balances, tenant security deposits held by lenders and restricted cash balances aggregating $50.2 million and $77.9 million at December 31, 2009 and 2008, respectively; cash and cash equivalents aggregating $14.6 million and $17.3 million at December 31, 2009 and 2008, respectively; deferred rental income aggregating $14.0 million and $12.3 million at December 31, 2009 and 2008, respectively; and deferred charges aggregating $5.3 million and $6.0 million at December 31, 2009 and 2008, respectively. Deferred rental income is the cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements.
CPA®:14 2009 10-K — 60

Notes to Consolidated Financial Statements

(c)	Other liabilities consists primarily of miscellaneous amounts held on behalf of tenants.

(d)	All Others includes unconsolidated ventures that were not significant to the consolidated financial statements.
The following tables present summarized statement of operations information for our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	Year ended December 31, 2009
													HLWG	LT
				Bos Club		Carey	Comp	CP GAL		Delmo		HLWG	Two	Landlord	UH
		BB (Multi)	Bolt (DE)	LL (MA)	BVNY	Norcross	Delaware	Plainfield	Delaware	11/12 (DE)	Hammer	Two (Ger)	Lender	(MN-FL)	Storage	Wrench
	Total	LP	LP	LLC	(DE) LLC	LLC	LP	LLC	Chip LLC	LLC	(DE) LP	LLC	SARL	LLC	(DE) LP	(DE) LP	All Others(d)
Revenues

Lease revenues (a)	$129,385	$4,553	$5,906	$1,086	$2,484	$4,964	$5,020	$3,141	$11,175	$3,264	$3,777	$35,889	$—	$9,272	$30,589	$4,809	$3,456
Interest income on note receivable	27,128	—	—	—	—	—	—	—	—	—	—	—	27,128	—	—	—	—
Other operating income	328	—	—	21	1	190	—	—	—	5	—	91	—	—	12	—	8

	156,841	4,553	5,906	1,107	2,485	5,154	5,020	3,141	11,175	3,269	3,777	35,980	27,128	9,272	30,601	4,809	3,464

Operating Expenses
Depreciation and amortization	(27,432)	—	(1,269)	(147)	—	(935)	(713)	(605)	(1,238)	(470)	(742)	(10,453)	—	(2,368)	(7,379)	(1,075)	(38)
Other operating expenses (b)	(5,120)	—	(4)	(2)	(6)	(17)	(9)	(3)	(22)	(7)	(2)	(4,685)	(79)	(5)	(241)	(19)	(19)

	(32,552)	—	(1,273)	(149)	(6)	(952)	(722)	(608)	(1,260)	(477)	(744)	(15,138)	(79)	(2,373)	(7,620)	(1,094)	(57)

Other Income and Expenses
Other income and (expenses), net (c)	(1,020)	—	4	—	—	—	1	—	—	—	6	(367)	(708)	28	8	8	—
Interest expense	(52,472)	(1,952)	(1,494)	(451)	(764)	(1,877)	(1,342)	(1,409)	(1,936)	(858)	(1,172)	(5,301)	(16,170)	(4,513)	(10,861)	(1,474)	(898)

	(53,492)	(1,952)	(1,490)	(451)	(764)	(1,877)	(1,341)	(1,409)	(1,936)	(858)	(1,166)	(5,668)	(16,878)	(4,485)	(10,853)	(1,466)	(898)

Net Income	70,797	2,601	3,143	507	1,715	2,325	2,957	1,124	7,979	1,934	1,867	15,174	10,171	2,414	12,128	2,249	2,509

Net income attributable to redeemable noncontrolling interest	(23,549)	—	—	—	—	—	—	—	—	—	—	(23,549)	—	—	—	—	—

Net (Loss) Income Attributable to Partners/Members	$47,248	$2,601	$3,143	$507	$1,715	$2,325	$2,957	$1,124	$7,979	$1,934	$1,867	$(8,375)	$10,171	$2,414	$12,128	$2,249	$2,509

CPA®:14 2009 10-K — 61

Notes to Consolidated Financial Statements

	Year ended December 31, 2008
													HLWG	LT
				Bos Club		Carey	Comp	CP GAL		Delmo		HLWG	Two	Landlord	UH
		BB (Multi)	Bolt (DE)	LL (MA)	BVNY	Norcross	Delaware	Plainfield	Delaware	11/12 (DE)	Hammer	Two (Ger)	Lender	(MN-FL)	Storage	Wrench
	Total	LP	LP	LLC	(DE) LLC	LLC	LP	LLC	Chip LLC	LLC	(DE) LP	LLC	SARL	LLC	(DE) LP	(DE) LP	All Others(d)
Revenues

Lease revenues (a)	$131,433	$4,421	$5,906	$1,086	$2,461	$4,830	$4,902	$3,141	$11,175	$3,000	$3,776	$37,128	$—	$9,272	$28,541	$5,016	$6,778
Interest income on note receivable	28,062	—	—	—	—	—	—	—	—	—	—	—	28,062	—	—	—	—
Other operating income	366	86	1	1	1	—	149	4	—	—	—	113	—	1	5	—	5

	159,861	4,507	5,907	1,087	2,462	4,830	5,051	3,145	11,175	3,000	3,776	37,241	28,062	9,273	28,546	5,016	6,783

Operating Expenses
Depreciation and amortization	(27,983)	—	(1,269)	(147)	—	(935)	(713)	(619)	(1,238)	(470)	(742)	(10,674)	—	(2,224)	(7,379)	(1,075)	(498)
Other operating expenses (b)	(3,510)	(187)	(5)	—	(4)	(2)	(86)	—	(25)	(3)	(4)	(2,748)	(123)	(111)	(135)	(36)	(41)

	(31,493)	(187)	(1,274)	(147)	(4)	(937)	(799)	(619)	(1,263)	(473)	(746)	(13,422)	(123)	(2,335)	(7,514)	(1,111)	(539)

Other Income and Expenses
Other income and (expenses), net (c)	(2,620)	—	42	—	—	—	—	106	—	2	47	(349)	(2,649)	105	13	61	2
Interest expense	(59,568)	(2,003)	(1,524)	(458)	(782)	(1,901)	(1,404)	(1,427)	(4,654)	(880)	(1,196)	(5,549)	(17,244)	(4,688)	(11,137)	(1,505)	(3,216)

	(62,188)	(2,003)	(1,482)	(458)	(782)	(1,901)	(1,404)	(1,321)	(4,654)	(878)	(1,149)	(5,898)	(19,893)	(4,583)	(11,124)	(1,444)	(3,214)

Net Income	66,180	2,317	3,151	482	1,676	1,992	2,848	1,205	5,258	1,649	1,881	17,921	8,046	2,355	9,908	2,461	3,030

Net income attributable to redeemable noncontrolling interest	(26,775)	—	—	—	—	—	—	—	—	—	—	(26,775)	—	—	—	—	—

Net (Loss) Income Attributable to Partners/Members	$39,405	$2,317	$3,151	$482	$1,676	$1,992	$2,848	$1,205	$5,258	$1,649	$1,881	$(8,854)	$8,046	$2,355	$9,908	$2,461	$3,030

CPA®:14 2009 10-K — 62

Notes to Consolidated Financial Statements

	Year ended December 31, 2007
													HLWG	LT
				Bos Club		Carey	Comp	CP GAL		Delmo		HLWG	Two	Landlord	UH
		BB (Multi)	Bolt (DE)	LL (MA)	BVNY	Norcross	Delaware	Plainfield	Delaware	11/12 (DE)	Hammer	Two (Ger)	Lender	(MN-FL)	Storage	Wrench
	Total	LP	LP	LLC	(DE) LLC	LLC	LP	LLC	Chip LLC	LLC	(DE) LP	LLC	SARL	LLC	(DE) LP	(DE) LP	All Others(d)
Revenues

Lease revenues (a)	$120,777	$4,484	$5,840	$1,086	$2,442	$4,711	$4,549	$3,030	$10,451	$2,735	$3,737	$25,536	$—	$9,216	$28,541	$4,592	$9,827
Interest income on note receivable	19,336	—	—	—	—	—	—	—	—	—	—	—	19,336	—	—	—	—
Other operating income	138	—	2	—	—	3	—	—	—	1	35	96	—	—	1	—	—

	140,251	4,484	5,842	1,086	2,442	4,714	4,549	3,030	10,451	2,736	3,772	25,632	19,336	9,216	28,542	4,592	9,827

Operating Expenses
Depreciation and amortization	(24,300)	—	(1,269)	(147)	—	(935)	(713)	(592)	(1,238)	(470)	(742)	(7,034)	—	(1,792)	(7,379)	(1,076)	(913)
Other operating expenses (b)	(2,213)	(37)	(4)	(3)	(2)	(10)	(165)	(3)	(25)	(10)	(4)	(1,444)	(249)	(117)	(83)	(4)	(53)

	(26,513)	(37)	(1,273)	(150)	(2)	(945)	(878)	(595)	(1,263)	(480)	(746)	(8,478)	(249)	(1,909)	(7,462)	(1,080)	(966)

Other Income and Expenses
Other income and (expenses), net (c)	15,689	—	44	—	—	—	1	—	—	—	69	758	2,155	313	25	87	12,237
Interest expense	(52,280)	(2,069)	(1,544)	(345)	(798)	(1,899)	(1,440)	(1,336)	(4,854)	(895)	(1,212)	(4,065)	(11,979)	(4,619)	(11,335)	(1,524)	(2,366)

	(36,591)	(2,069)	(1,500)	(345)	(798)	(1,899)	(1,439)	(1,336)	(4,854)	(895)	(1,143)	(3,307)	(9,824)	(4,306)	(11,310)	(1,437)	9,871

Net Income	77,147	2,378	3,069	591	1,642	1,870	2,232	1,099	4,334	1,361	1,883	13,847	9,263	3,001	9,770	2,075	18,732

Net income attributable to redeemable noncontrolling interest	(18,346)	—	—	—	—	—	—	—	—	—	—	(18,346)	—	—	—	—	—

Net Income (Loss) Attributable to Partners/Members	$58,801	$2,378	$3,069	$591	$1,642	$1,870	$2,232	$1,099	$4,334	$1,361	$1,883	$(4,499)	$9,263	$3,001	$9,770	$2,075	$18,732

(a)	Lease revenues consists of rental income and interest income from direct financing leases.

(b)	Other operating expenses consists of property expenses, general and administrative expenses and provision for foreign, state and local income taxes.

(c)	Other income and (expenses), net consists primarily of other interest income and unrealized gains (losses) on derivative instruments. For the year ended December 31, 2007, All Others included a gain of $12.3 million recognized by a venture in connection with the sale of several properties. The venture had no other assets following the sale.

(d)	All Others includes unconsolidated ventures that were not significant to the consolidated financial statements.
CPA®:14 2009 10-K — 63

Notes to Consolidated Financial Statements
The following tables present summarized cash flow information for certain of our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	Year ended December 31, 2009
													LT
			Bos Club		Carey	Comp	CP GAL		Delmo			HLWG Two	Landlord
	BB (Multi)	Bolt (DE)	LL (MA)	BVNY (DE)	Norcross	Delaware	Plainfield	Delaware	11/12 (DE)	Hammer	HLWG Two	Lender	(MN-FL)	UH Storage	Wrench
	LP	LP	LLC	LLC	LLC	LP	LLC	Chip LLC	LLC	(DE) LP	(Ger) LLC	SARL	LLC	(DE) LP	(DE) LP
Net cash provided by (used in):
Operating activities	$2,308	$3,942	$642	$1,626	$2,970	$3,723	$1,924	$9,649	$2,560	$2,332	$2,403	$3,099	$5,005	$20,061	$2,946
Investing activities	—	—	—	—	—	—	—	—	—	—	27,516	—	—	—	—
Financing activities	(2,207)	(3,935)	(642)	(1,626)	(2,958)	(3,723)	(1,906)	(9,637)	(2,560)	(2,328)	(31,224)	(6,556)	(4,976)	(19,065)	(2,937)
Effect of exchange rate changes on cash	—	—	—	—	—	—	—	—	—	—	1,518	(287)	—	—	—

Net increase (decrease) in cash and cash equivalents	101	7	—	—	12	—	18	12	—	4	213	(3,744)	29	996	9
Cash and cash equivalents, beginning of year	3	3	—	—	210	—	—	2	—	4	339	12,900	8	3,447	2

Cash and cash equivalents, end of year	$104	$10	$—	$—	$222	$—	$18	$14	$—	$8	$552	$9,156	$37	$4,443	$11

	Year ended December 31, 2008
													LT
			Bos Club		Carey	Comp	CP GAL		Delmo			HLWG Two	Landlord
	BB (Multi)	Bolt (DE)	LL (MA)	BVNY (DE)	Norcross	Delaware	Plainfield	Delaware	11/12 (DE)	Hammer	HLWG Two	Lender	(MN-FL)	UH Storage	Wrench
	LP	LP	LLC	LLC	LLC	LP	LLC	Chip LLC	LLC	(DE) LP	(Ger) LLC	SARL	LLC	(DE) LP	(DE) LP
Net cash provided by (used in):
Operating activities	$2,357	$3,810	$590	$1,602	$2,953	$3,947	$1,386	$5,845	$2,194	$2,242	$(3,615)	$6,470	$4,606	$17,266	$2,834
Investing activities	—	—	—	—	—	—	—	—	—	—	55,150	—	440	—	—
Financing activities	(2,357)	(3,807)	(590)	(1,602)	(2,745)	(3,947)	(1,386)	(5,845)	(2,194)	(2,241)	(51,562)	(2,472)	(5,068)	(13,822)	(2,834)
Effect of exchange rate changes on cash	—	—	—	—	—	—	—	—	—	—	(2,423)	(434)	—	—	—

Net increase (decrease) in cash and cash equivalents	—	3	—	—	208	—	—	—	—	1	(2,450)	3,564	(22)	3,444	—
Cash and cash equivalents, beginning of year	3	—	—	—	2	—	—	2	—	3	2,789	9,336	30	3	2

Cash and cash equivalents, end of year	$3	$3	$—	$—	$210	$—	$—	$2	$—	$4	$339	$12,900	$8	$3,447	$2

CPA®:14 2009 10-K — 64

Notes to Consolidated Financial Statements

	Year ended December 31, 2007
													LT
			Bos Club		Carey	Comp	CP GAL		Delmo			HLWG Two	Landlord
	BB (Multi)	Bolt (DE)	LL (MA)	BVNY (DE)	Norcross	Delaware	Plainfield	Delaware	11/12 (DE)	Hammer	HLWG Two	Lender	(MN-FL)	UH Storage	Wrench
	LP	LP	LLC	LLC	LLC	LP	LLC	Chip LLC	LLC	(DE) LP	(Ger) LLC	SARL	LLC	(DE) LP	(DE) LP
Net cash provided by (used in):
Operating activities	$3,070	$3,694	$787	$1,586	$2,825	$3,106	$2,375	$5,951	$1,900	$2,199	$1,843	$8,787	$4,506	$17,097	$2,752
Investing activities	—	—	—	—	—	—	(2,698)	—	—	—	(502,011)	(314,210)	—	—	—
Financing activities	(3,073)	(3,696)	(787)	(1,586)	(2,826)	(3,106)	323	(5,952)	(1,900)	(2,198)	502,684	314,157	(4,476)	(17,094)	(2,751)
Effect of exchange rate changes on cash	—	—	—	—	—	—	—	—	—	—	273	602	—	—	—

Net increase (decrease) in cash and cash equivalents	(3)	(2)	—	—	(1)	—	—	(1)	—	1	2,789	9,336	30	3	1
Cash and cash equivalents, beginning of year	6	2	—	—	3	—	—	3	—	2	—	—	—	—	1

Cash and cash equivalents, end of year	$3	$—	$—	$—	$2	$—	$—	$2	$—	$3	$2,789	$9,336	$30	$3	$2

The following table presents scheduled debt principal payments during each of the next five years following December 31, 2009 and thereafter for certain of our equity investments in real estate (in thousands):

													LT
			Bos Club		Carey	Comp	CP GAL		Delmo			HLWG Two	Landlord
Years ending	BB (Multi)	Bolt (DE)	LL (MA)	BVNY (DE)	Norcross	Delaware	Plainfield	Delaware	11/12 (DE)	Hammer	HLWG Two	Lender	(MN-FL)	UH Storage	Wrench
December 31,	LP	LP	LLC	LLC	LLC	LP	LLC	Chip LLC	LLC	(DE) LP	(Ger) LLC	SARL	LLC	(DE) LP	(DE) LP
2010	$676	$488	$115	$9,483	$362	$1,278	$324	$1,536	$297	$387	$1,006	$3,059	$1,682	$4,136	$487
2011	729	518	122	—	386	1,278	344	1,536	10,092	410	1,257	4,207	1,782	4,415	516
2012	23,189	545	128	—	405	1,278	366	30,430	—	432	1,509	4,589	1,877	4,683	544
2013	—	23,338	136	—	436	1,278	390	—	—	18,376	1,760	5,737	2,002	5,028	23,124
2014	—	—	144	—	465	1,278	415	—	—	—	2,011	6,119	2,121	146,066	—
Thereafter	—	—	7,088	—	27,446	15,358	20,346	—	—	—	92,500	280,513	66,052	—	—

Total	$24,594	$24,889	$7,733	$9,483	$29,500	$21,748	$22,185	$33,502	$10,389	$19,605	$100,043	$304,224	$75,516	$164,328	$24,671

We recognized income from equity investments in real estate of $13.8 million, $0.6 million and $17.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Income from equity investments in real estate represents our share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges. In addition, income from equity investments in real estate during 2009 and 2008 was negatively impacted by impairment charges recognized by us of $0.7 million and $9.8 million, respectively, to reduce the carrying value of several ventures to their estimated fair value (Note 11).
CPA®:14 2009 10-K — 65

Notes to Consolidated Financial Statements
Note 7. Intangibles
In connection with our acquisition of properties, we recorded net lease intangibles of $86.4 million, which are being amortized over periods ranging from 9 to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Intangibles are summarized as follows (in thousands):

	December 31,
	2009	2008
Lease Intangibles
In-place lease	$37,533	$33,420
Tenant relationship	12,678	10,217
Above-market rent	42,057	42,333
Less: accumulated amortization	(28,464)	(13,093)

	$63,804	$72,877

Below-market rent	$(5,855)	$(5,365)
Less: accumulated amortization	459	286

	$(5,396)	$(5,079)

Net amortization of intangibles, including the effect of foreign currency translation, was $12.7 million for the year ended December 31, 2009 and $6.2 million for each of the years ended December 31, 2008 and 2007, respectively. Based on the intangibles recorded at December 31, 2009, scheduled annual net amortization of intangibles for 2010 is expected to be $6.7 million and $5.8 million for each of the next four years.
Note 8. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the CCMT mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated OCI as part of equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch, Inc., had an estimated fair value of $0.8 million and $1.6 million at December 31, 2009 and 2008, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had an estimated fair value of $11.4 million and $9.8 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the total fair value of our interest in CCMT of $12.2 million and $11.4 million, respectively, reflected an aggregate unrealized gain of $0.8 million and an aggregate unrealized loss of $0.3 million, respectively, and cumulative net amortization of $1.4 million and $1.1 million, respectively. We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT.
One key variable in determining the fair value of the subordinated interest is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at December 31, 2009 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	December 31, 2009	change	change
Fair value of our interest in CCMT	$12,163	$11,894	$11,632
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
Note 9. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, which we adopted as required in the second quarter of 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
CPA®:14 2009 10-K — 66

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$84,089	$84,089	$—	$—
Debt/equity securities	16,171	342	—	15,829
Derivative assets	1,494	—	—	1,494

	$101,754	$84,431	$—	$17,323

Liabilities:
Derivative liabilities	$(967)	$—	$(967)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$99,180	$99,180	$—	$—
Debt/equity securities	13,968	181	—	13,787
Derivative assets	1,601	—	—	1,601

	$114,749	$99,361	$—	$15,388

Liabilities:
Derivative liabilities	$(2,256)	$—	$(2,256)	$—

Assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated ventures.
CPA®:14 2009 10-K — 67

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Debt/Equity	Derivative		Debt/Equity	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Year ended December 31, 2009			Year ended December 31, 2008
Beginning balance	$13,787	$1,601	$15,388	$16,408	$2,564	$18,972
Total gains or losses (realized and unrealized):
Included in earnings	1,254	98	1,352	(96)	(255)	(351)
Included in other comprehensive income	1,037	—	1,037	(2,208)	—	(2,208)
Amortization and accretion	(249)	—	(249)	(317)	—	(317)
Purchases, issuances, and settlements	—	(205)	(205)	—	(708)	(708)

Ending balance	$15,829	$1,494	$17,323	$13,787	$1,601	$15,388

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1,254	$(66)	$1,188	$(96)	$(963)	$(1,059)

Gains and losses (realized and unrealized) included in earnings are included in Other income and (expenses) in the consolidated financial statements.
Our financial instruments had the following carrying value and fair value (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$805,663	$763,456	$810,794	$791,337
Debt/equity securities (a)	14,139	16,171	14,208	13,968

(a)	Carrying value represents historical cost for debt and equity securities.
We determine the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at December 31, 2009 and 2008.
Items Measured at Fair Value on a Non-Recurring Basis
At December 31, 2009, we performed our quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. We determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Actual results may differ materially if market conditions or the underlying assumptions change. See Note 11 for a discussion of impairment charges incurred during the years ended December 31, 2009, 2008 and 2007.
CPA®:14 2009 10-K — 68

Notes to Consolidated Financial Statements
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2009 and 2008, respectively. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Year ended December 31, 2009		Year ended December 31, 2008
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Assets:
Net investments in properties	$59,067	$37,779	$46,327	$1,029
Net investments in direct financing leases	14,621	2,566	17,701	110
Equity investments in real estate	11,491	671	24,940	9,820

	$85,179	$41,016	$88,968	$10,959

Note 10. Risk Management and Use of Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our marketable equity securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.
Use of Derivative Financial Instruments
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
CPA®:14 2009 10-K — 69

Notes to Consolidated Financial Statements
The following table sets forth our derivative instruments at December 31, 2009 and 2008 (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest rate swaps	Other liabilities	$—	$—	$(967)	$(2,256)

Derivatives not designated as hedging instruments
Stock warrants	Other assets	1,494	1,601	—	—

Total derivatives		$1,494	$1,601	$(967)	$(2,256)

The following tables present the impact of derivative instruments on, and their location within, the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective Portion)
	Year ended December 31,
Derivatives in Cash Flow Hedging Relationships	2009	2008	2007
Interest rate swaps	$2,037	$(2,256)	$—

Total	$2,037	$(2,256)	$—

For the years ended December 31, 2009, 2008 and 2007, no gains or losses were reclassified from OCI into income related to effective or ineffective portions of hedging relationship or to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives not in Cash	Location of Gain (Loss)	Years ended December 31,
Flow Hedging Relationships	Recognized in Income	2009	2008	2007
Stock warrants	Other income and (expenses)	$98	$(255)	$(247)
Interest rate swap (a)	Interest expense	(791)	—	—

Total		$(693)	$(255)	$(247)

(a)	During 2009, we determined that an interest rate swap was no longer designated as a hedging instrument due to the sale of the property and the payoff of the underlying mortgage loan in May 2009. As a result, the change in fair value of the swap was recorded in interest expense.
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
CPA®:14 2009 10-K — 70

Notes to Consolidated Financial Statements
The interest rate swap derivative instruments that we had outstanding at December 31, 2009 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	December 31, 2009
1-Month LIBOR	“Pay-fixed” swap	$12,076	5.6%	3/2008	3/2018	$(524)
1-Month LIBOR	“Pay-fixed” swap	6,304	6.4%	7/2008	7/2018	(443)

						$(967)

Embedded Credit Derivative
In connection with a German transaction in 2007, two unconsolidated ventures in which we have a total effective ownership interest of 32% obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. The lender of this financing entered into interest rate swap agreements on its own behalf through which the fixed interest rate components on the financing were converted into variable interest rate instruments. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swaps at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at December 31, 2009 and 2008, and including the effect of foreign currency translation, the embedded credit derivatives had an estimated total fair value of $1.0 million and $2.1 million, respectively. For 2009 and 2008, these derivatives generated total unrealized losses of $1.1 million and $3.4 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion.
Included in Other income and (expenses) in the consolidated financial statements are unrealized losses on common stock warrants of $0.1 million, $1.0 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The unrealized losses for 2008 include the reversal of unrealized gains totaling $0.7 million recognized in prior years. We reversed these unrealized gains in connection with a tenant’s merger transaction during 2008, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received cash proceeds of $0.9 million and realized a gain of $0.9 million, which is included in Other income and (expenses) in the consolidated financial statements. The unrealized losses for 2007 primarily represent the reversal of unrealized gains recognized in 2006, including an out-of-period adjustment of $1.0 million (Note 2). We reversed these unrealized gains in connection with a tenant’s merger transaction during 2007, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received cash proceeds of $2.2 million, net of a $1.0 million exercise price, and realized a gain of $1.6 million.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At December 31, 2009, we estimate that an additional $0.6 million will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on any of our indebtedness. At December 31, 2009, we have not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $1.0 million at December 31, 2009, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $1.1 million.
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
CPA®:14 2009 10-K — 71

Notes to Consolidated Financial Statements
At December 31, 2009, the majority of our directly owned real estate properties were located in the U.S. (83%) with the remainder primarily leased to one tenant located in France, Carrefour France, SAS (14%). No other tenant accounted for more than 10% of current annualized lease revenue. At December 31, 2009, our directly owned real estate properties contained concentrations in the following asset types: industrial (32%), warehouse/distribution (30%), office (19%) and retail (10%); and in the following tenant industries: retail (27%), electronics (12%) and automotive (11%).
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. At December 31, 2009, we had five tenants in automotive related industries, including Special Devices and Metaldyne Company, which emerged from bankruptcy in August 2009 and December 2009, respectively. These five tenants accounted for aggregate lease revenues totaling $15.3 million, $16.4 million and $17.0 million in 2009, 2008 and 2007, respectively, with an aggregate carrying value of $99.0 million and $105.3 million at December 31, 2009 and 2008, respectively. In August 2009, we entered into two new leases with Special Devices, Inc. upon its emergence from bankruptcy. One lease converted to a month-to-month lease at an annual rent of $0.5 million upon its expiration in January 2010, while the second lease is scheduled to expire in June 2021 and will generate annual lease revenues of $1.0 million. During 2009, 2008 and 2007, Special Devices accounted for lease revenues of $1.5 million, $4.2 million and $4.0 million, respectively, with an aggregate carrying value of $25.0 million and $25.7 million at December 31, 2009 and 2008, respectively. In addition, in December 2009, we entered into an agreement with Metaldyne whereby Metaldyne vacated four of the five properties it leased from us and entered into a new, five-year lease with us at the fifth property. We entered into direct leases with existing subtenants at two of the four vacated properties, and the remaining two properties remain vacant at the date of this Report. The leased properties are expected to generate annual lease revenues of $0.9 million following the settlement. During 2009, 2008 and 2007, Metaldyne accounted for lease revenues of $5.2 million, $3.9 million and $3.8 million, respectively, with an aggregate carrying value of $20.0 million and $24.6 million at December 31, 2009 and 2008, respectively.
During 2009, five non-automotive tenants vacated their properties or rejected their leases with us in connection with bankruptcy proceedings. These five leases accounted for $9.9 million, $12.2 million and $12.8 million of annual lease revenues for 2009, 2008 and 2007, respectively, with an aggregate carrying value of $50.4 million and $86.3 million at December 31, 2009 and 2008, respectively. During the time that these properties remain unoccupied, we anticipate that we will incur significant carrying costs. As a result of these corporate defaults, during 2009 we suspended debt service on three related non-recourse mortgage loans, which had an aggregate outstanding balance of $54.1 million at December 31, 2009.
Note 11. Impairment Charges
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during 2009, 2008 and 2007 (in thousands):

	Years ended December 31,
	2009	2008	2007
Net investments in properties (a)	$37,779	$1,029	$—
Net investment in direct financing lease	2,566	110	345

Total impairment charges included in expenses	40,345	1,139	345
Equity investments in real estate (b)	671	9,820	—

Total impairment charges	$41,016	$10,959	$345

(a)	Impairment charges on our equity investments are included in Income from equity investments in real estate in our consolidated statements of operations.
Impairment charges recognized during 2009 were as follows:
Nortel Networks Inc.
During 2009, we incurred impairment charges totaling $22.2 million on a property previously leased to Nortel Networks Inc. to reduce its carrying value to its estimated fair value based on a discounted cash flow analysis. Nortel Networks filed for bankruptcy and disaffirmed its lease with us in the first quarter of 2009. During the second quarter of 2009, we entered into a direct lease with the existing subtenant at the former Nortel Networks property; however, the new tenant has defaulted on its rental obligation. In March 2010, we turned over the property to the lender in exchange for the lenders’ agreement to relieve of us of all mortgage obligations. We expect that we will recognize a gain on the disposition of this property, as the carrying value of the debt, $27.6 million, exceeds the property’s $17.0 million carrying value. At December 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
CPA®:14 2009 10-K — 72

Notes to Consolidated Financial Statements
Buffets, Inc.
During 2009, we recognized an impairment charge of $8.1 million on a domestic property leased to Buffets, Inc. to reduce its carrying value to its estimated fair value based on third party broker quotes. Buffets filed for bankruptcy in January 2008, subsequently emerged from bankruptcy in April 2009 and vacated the property during the fourth quarter of 2009. We calculated the estimated fair value of this property based on an appraisal conducted in the course of the annual third party valuation of our real estate and using third party broker quotes. At December 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
Metaldyne Company
During 2009, we recognized an impairment charge of $4.0 million on a property leased to Metaldyne Company to reduce its carrying value to its estimated fair value based on third party broker quotes. Metaldyne is operating under bankruptcy protection and its lease expires in April 2010. At December 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
Nexpak Corporation
During 2009, we recognized an impairment charge of $3.5 million on a domestic property previously leased to Nexpak Corporation to reduce its carrying value to its estimated fair value based on third party broker quotes. Nexpak filed for bankruptcy in April 2009, terminated its lease in bankruptcy court and vacated the property. At December 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
The Upper Deck Company
We recognized other-than-temporary impairment charges of $0.7 million and $1.1 million during 2009 and 2008, respectively, to reflect declines in the estimated fair value of the ventures’ underlying net assets in comparison with the carrying value of our interest in the venture. This venture is classified as an Equity investment in real estate in the consolidated financial statements.
Other
We perform an annual valuation of our assets that is based in part on third party appraisals. In connection with this valuation, during 2009, we recognized impairment charges totaling $2.6 million on several net investments in direct financing leases as a result of declines in the current estimate of the residual value of the properties.
Impairment charges recognized during 2008 were as follows:
During 2008, we recognized an impairment charge of $1.0 million on a domestic property to reduce the property’s carrying value to its estimated fair value. In addition, we recognized an impairment charge of $0.1 million on several domestic properties as a result of a decline in the unguaranteed residual value of the properties.
In addition to the other-than-temporary impairment charges of $1.1 million described above in Upper Deck, we recognized impairment charges totaling $8.7 million related to two equity investments in real estate to reduce the carrying values to the estimated fair value of the ventures underlying net assets.
Impairment charges recognized during 2007 were as follows:
We recognized an impairment charge of $0.3 million in connection with the sale of properties leased to a former tenant to reduce the properties’ carrying value to their estimated fair value.
Note 12. Debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases with an aggregate carrying value of $1.1 billion at December 31, 2009. Our mortgage notes payable bore interest at fixed annual rates ranging from 5.5% to 8.7% and variable annual rates ranging from 5.2% to 6.5%, with maturity dates ranging from 2010 to 2023 at December 31, 2009.
CPA®:14 2009 10-K — 73

Notes to Consolidated Financial Statements
Scheduled debt principal payments during each of the next five years following December 31, 2009 and thereafter are as follows (in thousands):

Years ending December 31,	Total Debt
2010	$86,262
2011	272,018
2012	162,583
2013	10,849
2014	26,428
Thereafter through 2023	247,523

Total	$805,663

CPA®:14 2009 10-K — 74

Notes to Consolidated Financial Statements
Financing Activity
2009 – We refinanced maturing non-recourse mortgage loans with new non-recourse financing of $27.8 million at a weighted average annual interest rate and term of up to 6.7% and 9.8 years, respectively.
2008 – We refinanced maturing non-recourse mortgage loans with new non-recourse financing of $9.7 million at a weighted average annual interest rate and term of up to 6.1% and 8.7 years, respectively.
Credit Facility
In May 2008, we terminated our $150.0 million credit facility and wrote off unamortized deferred financing costs totaling $0.2 million. No amounts were outstanding on the credit facility at December 31, 2007 or during 2008 through the date of termination.
Note 13. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Note 14. Advisor Settlement of SEC Investigation
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with this settlement, WPC paid us $10.9 million.
Note 15. Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	Years ended December 31,
	2009	2008	2007
Ordinary income	$0.59	$0.69	$0.43
Return of capital	0.11	—	—
Capital gains	0.09	0.07	0.25

	0.79	0.76	0.68
Spillover distribution (a)	—	0.02	0.10

	$0.79	$0.78	$0.78

(a)	For 2008 and 2007, this portion of the distribution was paid to shareholders in 2009 and 2008 as ordinary income ($0.02 and $0.06, respectively) and long term capital gain ($0.04 for 2007), however taxed in the year the distribution was declared.
We declared a quarterly distribution of $0.1991 per share in December 2009, which was paid in January 2010 to shareholders of record at December 31, 2009.
Accumulated Other Comprehensive Income
The following table presents accumulated OCI in equity. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2009	2008
Unrealized loss on marketable securities	$(67)	$(1,229)
Unrealized gain (loss) on derivative instruments	170	(2,256)
Foreign currency translation adjustment	8,735	7,912

Accumulated other comprehensive income	$8,838	$4,427

CPA®:14 2009 10-K — 75

Notes to Consolidated Financial Statements
Note 16. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. The tax provision for 2007 included $0.4 million in income tax expenses related to the years ended December 31, 2003 – 2006 that had not previously been accrued (Note 2).
We account for uncertain tax positions in accordance with current authoritative accounting guidance. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	December 31,
	2009	2008
Balance at January 1,	$110	$106
Additions based on tax positions related to the current year	22	15
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reductions for expiration of statute of limitations	(11)	(11)

Balance at December 31,	$121	$110

At December 31, 2009, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2009 and 2008, we had less than $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2003-2009 remain open to examination by the major taxing jurisdictions to which we are subject.
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
2009 — We sold two properties for a total of $26.2 million, net of selling costs, and recognized a net gain on these sales of $8.6 million. Concurrent with the closing of one of these sales, we used a portion of the sale proceeds to defease non-recourse mortgage debt totaling $15.0 million on two unrelated domestic properties and incurred defeasance charges totaling $0.4 million. We then substituted the then-unencumbered properties as collateral for the existing $12.2 million loan. The terms of the existing loan remain unchanged. In connection with the second sale, we defeased the existing non-recourse mortgage loan of $2.7 million.
2008 — We sold two properties for a total of $14.9 million, net of selling costs, and recognized a net gain on these sales of $0.5 million. In connection with the sale of one of these properties, we prepaid the existing non-recourse mortgage loan of $6.5 million and incurred prepayment penalties of $0.3 million.
2007 — We sold a property for $35.7 million, net of selling costs and recognized a net gain on the sale of $7.8 million. In connection with the sale, we defeased the existing non-recourse mortgage loans on the property of $12.1 million and incurred defeasance charges of $0.9 million.
CPA®:14 2009 10-K — 76

Notes to Consolidated Financial Statements
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Revenues	$1,903	$4,926	$7,250
Expenses	(622)	(2,458)	(5,055)
Gain on sale of real estate, net	8,611	524	7,780

Income from discontinued operations	$9,892	$2,992	$9,975

Note 18. Segment Information
We have determined that we operate in one business segment, real estate ownership with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

2009	Domestic	Foreign(a)	Total Company
Revenues	$138,131	$31,854	$169,985
Total long-lived assets (b)	1,101,460	209,011	1,310,471

2008	Domestic	Foreign(a)	Total Company
Revenues	$132,494	$30,981	$163,475
Total long-lived assets (b)	1,144,992	223,119	1,368,111

2007	Domestic	Foreign(a)	Total Company
Revenues	$133,960	$26,586	$160,546
Total long-lived assets (b)	1,189,988	243,326	1,433,314

(a)	Consists of operations in the United Kingdom, France, Finland, the Netherlands and Germany.

(b)	Consists of real estate, net; net investment in direct financing leases and equity investments in real estate.
Note 19. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues (a)	$38,898	$41,431	$44,468	$45,188
Operating expenses (a)	(21,582)	(19,017)	(43,957)	(40,506)
Net income (loss) (b)	6,622	19,212	(12,039)	(6,794)
Less: Net income attributable to noncontrolling interests	(638)	(628)	(94)	(325)

Net income (loss) attributable to CPA®:14 shareholders	5,984	18,584	(12,133)	(7,119)

Earnings (loss) per share attributable to CPA®:14 shareholders	0.07	0.21	(0.14)	(0.08)
Distributions declared per share	0.1976	0.1981	0.1986	0.1991
CPA®:14 2009 10-K — 77

Notes to Consolidated Financial Statements

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues (a)	$40,165	$40,930	$39,545	$42,835
Operating expenses (a)	(18,453)	(19,146)	(17,144)	(19,791)
Net income (b)	22,626	10,602	10,189	3,784
Less: Net income attributable to noncontrolling interests	(439)	(378)	(576)	(644)

Net income attributable to CPA®:14 shareholders	22,187	10,224	9,613	3,140

Earnings per share attributable to CPA®:14 shareholders	0.25	0.12	0.11	0.03
Distributions declared per share	0.1954	0.1959	0.1964	0.1971

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 17).

(b)	Net income for the fourth quarter of 2009 and 2008 included impairment charges totaling $20.1 million and $9.8 million, respectively, in connection with several properties and equity investments in real estate (Note 11).
CPA®:14 2009 10-K — 78

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

											Life on which
											Depreciation in
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:
Retail store in Torrance, California	$27,984	$13,060	$6,934	$204	$—	$13,060	$7,138	$20,198	$2,010	Jul. 1998	40 yrs.
Industrial facility in San Clemente, California	—	2,390	—	8,958	53	2,390	9,011	11,401	2,304	Jul. 1998	40 yrs.
Industrial facility in Pittsburgh, Pennsylvania	5,851	620	6,186	—	—	620	6,186	6,806	1,708	Dec. 1998	40 yrs.
Industrial and warehouse facilities in Burbank, California and Las Vegas, Nevada	6,850	3,860	8,263	—	2	3,860	8,265	12,125	2,200	Mar. 1999, Oct. 1999	40 yrs.
Warehouse and distribution facilities in Harrisburg, North Carolina; Atlanta, Georgia; Cincinnati, Ohio and Elkwood, Virginia	12,156	3,930	10,398	8,476	9	3,945	18,868	22,813	4,189	Jun. 1999, Dec. 2001	40 yrs.
Warehouse and distribution facilities in Burlington, New Jersey; Shawnee, Kansas and Manassas, Virginia	20,533	3,604	8,613	23,709	—	4,476	31,450	35,926	8,036	Aug. 1999	40 yrs.
Land in Midlothian, Virginia	2,478	3,515	—	—	—	3,515	—	3,515	—	Sep. 1999	N/A
Office facility in Columbia, Maryland	12,291	2,623	20,233	3,113	—	2,623	23,346	25,969	5,782	Nov. 1999	40 yrs.
Industrial facilities in Welcome, North Carolina, Murrysville, Pennsylvania and Wylie, Texas	12,738	1,596	23,910	875	(214)	2,059	24,108	26,167	5,102	Nov. 1999, Dec. 2001	40 yrs.
Sports facilities in Salt Lake City, Utah and St. Charles, Missouri	6,353	2,920	8,660	836	—	2,920	9,496	12,416	2,192	Dec. 1999, Dec. 2000	40 yrs.

Warehouse and distribution facility in Tempe, Arizona	3,035	940	4,557	13	—	940	4,570	5,510	1,119	Jan. 2000	40 yrs.
Warehouse and distribution facility in Rock Island, Illinois	6,540	500	9,945	1,887	—	500	11,832	12,332	2,687	Feb. 2000	40 yrs.
Industrial facility in North Amityville, New York	9,503	2,932	16,398	18	(4,120)	1,482	13,746	15,228	3,394	Feb. 2000	40 yrs.
Warehouse and distribution facilities in Monon, Indiana; Champlin, Minnesota; Robbinsville, New Jersey; Radford, Virginia and North Salt Lake City, Utah	14,907	4,580	24,844	114	—	4,580	24,958	29,538	5,990	May. 2000	40 yrs.
Warehouse and distribution facility in Lakewood, New Jersey	6,091	710	4,531	3,439	—	710	7,970	8,680	1,817	Jun. 2000	40 yrs.
Retail facilities in Kennesaw, Georgia and Leawood, Kansas	13,433	6,230	15,842	108	(357)	6,230	15,593	21,823	3,720	Jun. 2000	40 yrs.
Land in Scottsdale, Arizona	7,664	14,600	—	—	—	14,600	—	14,600	—	Sep. 2000	N/A
Industrial facility in Albuquerque, New Mexico	3,176	1,490	4,636	7	—	1,490	4,643	6,133	1,078	Sep. 2000	40 yrs.
Office facility in Houston, Texas	4,535	570	6,760	—	—	570	6,760	7,330	1,570	Sep. 2000	40 yrs.
Office facility in Eagan, Minnesota	19,363	4,225	15,518	1	(9,425)	1,314	9,005	10,319	3,605	Sep. 2000	40 yrs.
Warehouse and distribution facilities in Valdosta, Georgia and Johnson City, Tennessee	11,314	650	16,889	410	—	650	17,299	17,949	3,983	Oct. 2000	40 yrs.
Land in Elk Grove Village, Illinois	2,854	4,100	—	—	—	4,100	—	4,100	—	Oct. 2000	N/A
Industrial facility in Salisbury, North Carolina	6,356	1,370	2,672	6,298	(51)	1,319	8,970	10,289	1,803	Nov. 2000	40 yrs.
Office facility in Lafayette, Louisiana	2,198	660	3,005	—	—	660	3,005	3,665	679	Dec. 2000	40 yrs.
Office facility in Collierville, Tennessee	39,936	3,154	70,646	12	—	3,154	70,658	73,812	27,922	Dec. 2000	7-40 yrs.
Multiplex motion picture theater in Port St. Lucie and Pensacola, Florida	8,434	3,200	3,066	6,800	(4,112)	3,685	5,269	8,954	1,122	Dec. 2000	40 yrs.
Retail, warehouse and distribution facilities in York, Pennsylvania	9,456	1,974	10,068	8,433	(5,456)	849	14,170	15,019	1,758	Dec. 2000	40 yrs.
CPA®:14 2009 10-K — 79

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Office facilities in Lindon, Utah	—	1,390	1,123	8,081	(428)	1,851	8,315	10,166	2,497	Dec. 2000	40 yrs.
Office facility in Houston, Texas	3,533	1,025	4,530	517	—	1,025	5,047	6,072	1,066	Dec. 2000	40 yrs.
Industrial facility in Doncaster, United Kingdom	5,341	—	8,383	7	2,415	—	10,805	10,805	417	Jan. 2001	21.7 yrs.
Industrial and office facilities in Elgin, Illinois; Bozeman, Montana and Nashville, Tennessee	10,910	3,900	17,937	138	(546)	3,900	17,529	21,429	3,849	Mar. 2001	40 yrs.
Warehouse and distribution facility in Duluth, Georgia	7,152	2,167	11,446	5	(3,500)	1,484	8,634	10,118	2,517	Mar. 2001	40 yrs.
Industrial facilities in City of Industry, California; Florence, Kentucky; Chelmsford, Massachusetts and Lancaster, Texas	9,599	4,398	13,418	3,745	24	4,643	16,942	21,585	3,500	Apr. 2001	7-40 yrs.
Industrial facilities in Mesa, Arizona and Moorpark, California	17,504	4,000	14,951	10,146	—	5,945	23,152	29,097	4,109	Jun. 2001, Dec. 2006	34.5 yrs.

Industrial facilities in South Windsor and Manchester, Connecticut	11,449	1,555	18,823	250	27	1,555	19,100	20,655	4,028	Jul. 2001	N/A
Industrial and office facilities in Rome, Georgia; Niles, Illinois; Plymouth, Michigan and Twinsburg, Ohio	15,163	4,140	23,822	1,373	(4,027)	3,789	21,519	25,308	5,329	Aug. 2001	40 yrs.
Industrial facility in Milford, Ohio	9,092	2,000	12,869	—	—	2,000	12,869	14,869	2,668	Sep. 2001	40 yrs.
Retail facilities in several cities in the following states: Arizona, California, Florida, Illinois, Massachusetts, Maryland, Michigan, Minnesota and Texas	39,576	17,100	54,743	—	—	17,100	54,743	71,843	11,120	Nov. 2001	40 yrs.
Office facility in Richardson, Texas	27,554	3,400	45,054	66	(22,652)	1,481	24,387	25,868	8,839	Dec. 2001	40 yrs.
Office facility in Turku, Finland	47,737	801	23,390	12,291	14,364	1,813	49,033	50,846	8,486	Dec. 2001, Dec. 2007	25-40 yrs.

Educational facilities in Union, New Jersey; Allentown and Philadelphia, Pennsylvania and Grand Prairie, Texas	5,394	2,486	7,602	—	3	2,486	7,605	10,091	1,529	Dec. 2001	40 yrs.
Warehouse, distribution, office and industrial facilities in Perris, California; Eugene, Oregon; West Jordan, Utah and Tacoma, Washington	6,301	6,050	8,198	—	(1,845)	4,200	8,203	12,403	1,615	Feb. 2002	40 yrs.
Warehouse and distribution facilities in Charlotte and Lincolnton, North Carolina and Mauldin, South Carolina	8,127	1,860	12,852	—	1	1,860	12,853	14,713	2,505	Mar. 2002	40 yrs.
Warehouse and distribution facilities in Boe, Carpiquet, Mans, Vendin Le Vieil, Lieusaint, Lagnieu, Luneville and St. Germain de Puy, France	92,700	15,724	75,211	13,755	53,349	26,677	131,362	158,039	25,025	Mar. 2002	40 yrs.
Warehouse, distribution and office facilities in Davenport, Iowa and Bloomington, Minnesota	17,444	3,260	26,009	—	—	3,260	26,009	29,269	4,850	Jul. 2002	40 yrs.
Industrial facility in Gorinchem, Netherlands	6,612	2,374	3,864	—	2,673	3,440	5,471	8,911	1,025	Jul. 2002
Industrial facilities in Granite City, Illinois; Kendallville, Indiana and Clinton Township, Michigan	18,453	4,390	30,336	—	(1,022)	4,390	29,314	33,704	5,809	Aug. 2002	40 yrs.
Retail facilities in Lombard, Illinois and Fairfax, Virginia	12,076	13,226	18,248	—	(1,018)	13,226	17,230	30,456	1,582	Dec. 2006	33.6 yrs.
Retail facility in South Tulsa, Oklahoma	4,701	1,649	3,425	—	—	1,649	3,425	5,074	352	Dec. 2006	30 yrs.
Retail and warehouse and distribution facilities in Johnstown and Whitehall, Pennsylvania	4,153	2,115	15,945	—	(609)	2,115	15,336	17,451	1,560	Dec. 2006	30.3 yrs.
Warehouse and distribution facility in Dallas, Texas	3,504	323	6,784	—	—	323	6,784	7,107	597	Dec. 2006	30.8 yrs.
CPA®:14 2009 10-K — 80

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Industrial facility in Shelburne, Vermont	1,876	955	2,919	—	—	955	2,919	3,874	294	Dec. 2006	30.6 yrs.
Industrial facilities in Fort Dodge, Indiana and Oconomowoc, Wisconsin	6,267	1,218	11,879	2,514	—	1,218	14,393	15,611	1,638	Dec. 2006	23.5 yrs.
Industrial facility in Aurora, Illinois	8,786	2,730	10,391	—	—	2,730	10,391	13,121	1,039	Dec. 2006	30.8 yrs.
Industrial facility in Houston, Texas	—	2,299	4,722	—	—	2,299	4,722	7,021	892	Dec. 2006	16.3 yrs.
Industrial, warehouse and distribution and office facilities in Waterloo, Wisconsin	—	922	16,824	—	(642)	922	16,182	17,104	2,454	Dec. 2006	20.3 yrs.
Industrial and warehouse and distribution facilities in Westfield, Massachusetts	6,457	1,106	9,952	—	—	1,106	9,952	11,058	886	Dec. 2006	34.7 yrs.
Industrial facility in Richmond, Missouri	5,630	530	6,505	—	—	530	6,505	7,035	576	Dec. 2006	34.8 yrs.
Retail facilities in Bourne, Sandwich and Chelmsford, Massachusetts	1,423	1,418	2,157	—	—	1,418	2,157	3,575	214	Dec. 2006	31.1 yrs.
Industrial facility in Carlsbad, California	4,763	2,618	4,880	—	—	2,618	4,880	7,498	488	Dec. 2006	30.8 yrs.
Fitness and recreational facility in Houston, Texas	3,745	1,613	3,398	—	—	1,613	3,398	5,011	353	Dec. 2006	29.7 yrs.
Theater in Hickory Creek, Texas	3,792	3,138	6,752	—	—	3,138	6,752	9,890	612	Dec. 2006	34 yrs.
Educational facilities in Chandler, Arizona; Fleming Island, Florida; Ackworth, Georgia; Hauppauge and Patchogue, New York; Sugar Land, Texas; Hampton, Virginia and Silverdale, Washington	5,926	4,312	9,963	—	(380)	4,312	9,583	13,895	1,001	Dec. 2006	29.6 yrs.
Industrial facility in Indianapolis, Indiana	1,822	1,035	6,594	—	—	1,035	6,594	7,629	689	Dec. 2006	29.5 yrs.
Warehouse and distribution facilities in Greenville, South Carolina	4,664	625	8,178	—	—	625	8,178	8,803	906	Dec. 2006	27.8 yrs.
Industrial and office facilities in San Diego, CA	35,350	7,247	29,098	—	—	7,247	29,098	36,345	3,281	Dec. 2006	40 yrs.

	$750,605	$221,102	$895,749	$126,599	$12,516	$228,279	$1,027,687	$1,255,966	$215,967

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances (c)	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Industrial facilities in Dallas and Greenville, Texas	$12,104	$460	$20,427	$—	$(3,192)	$17,695	Nov. 1999
Multiplex theater facility in Midlothian, Virginia	8,800	—	10,819	854	812	12,485	Sep. 1999
Office facility in Scottsdale, Arizona	13,341	—	25,415	—	—	25,415	Sep. 2000
Warehouse and distribution facility in Elk Grove Village, Illinois	1,487	—	4,172	4	(2,040)	2,136	Oct. 2000
Multiplex motion picture theater in Pensacola, Florida	6,875	—	4,112	2,541	—	6,653	Dec. 2000
Industrial and manufacturing facilities in Old Fort and Albemarie, North Carolina; Holmesville, Ohio and Springfield, Tennessee	7,062	2,961	24,474	20	(9,757)	17,698	Sep. 2001
Educational facility in Mooresville, North Carolina	5,389	1,600	9,276	130	(459)	10,547	Feb. 2002
Industrial facility in Ashburn Junction, Virginia (d)	—	4,683	15,116	—	—	19,799	Dec. 2006

	$55,058	$9,704	$113,811	$3,549	$(14,636)	$112,428

CPA®:14 2009 10-K — 81

NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)
(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs, including legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, (iv) changes in foreign currency exchange rates and (v) adjustments in connection with purchasing certain minority interests.

(c)	Reconciliation of real estate and accumulated depreciation (see below):

	Reconciliation of Real Estate Subject to
	Operating Leases
	December 31,
	2009	2008	2007
Balance at beginning of year	$1,275,775	$1,301,505	$1,291,598
Additions	2,921	527	17,524
Dispositions	(23,473)	(16,799)	(30,088)
Reclassification from equity investment, direct financing lease or funds held in escrow	45,734	—	—
Reclassification to assets held for sale	(11,421)	—	—
Impairment charges	(37,779)	—	—
Foreign currency translation adjustment	4,209	(9,458)	22,471

Balance at close of year	$1,255,966	$1,275,775	$1,301,505

	Reconciliation of Accumulated Depreciation
	December 31,
	2009	2008	2007
Balance at beginning of year	$188,739	$162,374	$137,262
Depreciation expense	29,614	29,527	29,085
Dispositions	(2,438)	(1,883)	(6,471)
Reclassification from equity investment	2,217	—	—
Reclassification to assets held for sale	(2,771)	—	—
Foreign currency translation adjustment	606	(1,279)	2,498

Balance at close of year	$215,967	$188,739	$162,374

At December 31, 2009, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for U.S. federal income tax purposes was $923.4 million.
CPA®:14 2009 10-K — 82

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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2009 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting at December 31, 2009. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2009, our internal control over financial reporting is effective based on those criteria.
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
CPA®:14 2009 10-K — 83

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) and (2) — Financial statements and schedules — see index to financial statements and schedule included in Item 8.
(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registration Statement on Form S-11 (No. 333-31437) filed July 16, 1997

3.2	Articles of Amendment	Incorporated by reference to Registration Statement on Form S-11 (No. 333-76761) filed November 16, 1999

3.3	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009

4.1	Dividend Reinvestment and Share Purchase Plan	Incorporated by reference to Registration Statement on Form S-3 (No. 333-96869) filed July 22, 2002

10.1	Asset Management Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and W.P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed November 14, 2008
CPA®:14 2009 10-K — 84

Exhibit No.	Description	Method of Filing
10.2	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 2009 10-K — 85

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 3/26/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/26/2010

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer (Principal Executive Officer)	3/26/2010

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer (Principal Financial Officer)	3/26/2010

/s/ Thomas J. Ridings Jr. Thomas J. Ridings Jr.	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	3/26/2010

/s/ Marshall E. Blume Marshall E. Blume	Director	3/26/2010

/s/ Richard J. Pinola Richard J. Pinola	Director	3/26/2010

/s/ James D. Price James D. Price	Director	3/26/2010
CPA®:14 2009 10-K — 86