Form 10-Q
period 2010-03-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2010-05-14
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 86,582,841 shares of common stock, $.001 par value, outstanding at May 7, 2010.

Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 26, 2010 (the “2009 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Annual Report. There has been no significant change in our critical accounting estimates.

CPA®: 14 3/31/2010 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost	$1,214,884	$1,255,966
Accumulated depreciation	(212,029)	(215,967)

Net investments in properties	1,002,855	1,039,999
Net investment in direct financing leases	110,241	112,428
Assets held for sale	—	8,651
Equity investments in real estate	145,868	149,393

Net investments in real estate	1,258,964	1,310,471
Cash and cash equivalents	104,783	93,310
Intangible assets, net	61,325	63,804
Other assets, net	77,101	84,384

Total assets	1,502,173	1,551,969

Liabilities and Equity
Liabilities:
Non-recourse debt	$763,695	$805,663
Accounts payable, accrued expenses and other liabilities	21,000	19,975
Prepaid and deferred rental income and security deposits	26,185	28,108
Due to affiliates	13,479	16,380
Distributions payable	17,248	17,143

Total liabilities	841,607	887,269

Commitments and contingencies (Note 11)
Equity:
CPA®:14 shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 95,400,650 and 95,058,267 shares issued, respectively	95	95
Additional paid-in capital	938,255	934,117
Distributions in excess of accumulated earnings	(190,924)	(190,437)
Accumulated other comprehensive income	5,006	8,838

	752,432	752,613
Less, treasury stock at cost, 8,986,161 and 8,955,254 shares, respectively	(105,768)	(105,419)

Total CPA®:14 shareholders’ equity	646,664	647,194
Noncontrolling interests	13,902	17,506

Total equity	660,566	664,700

Total liabilities and equity	$1,502,173	$1,551,969

See Notes to Consolidated Financial Statements.

CPA®: 14 3/31/2010 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2010	2009
Revenues
Rental income	$34,785	$33,703
Interest income from direct financing leases	3,542	3,727
Other operating income	2,342	1,048

	40,669	38,478

Operating Expenses
Property expenses	(9,546)	(8,437)
Depreciation and amortization	(8,088)	(7,471)
General and administrative	(1,724)	(1,631)
Impairment charges	(4,064)	—

	(23,422)	(17,539)

Other Income and Expenses
Income from equity investments in real estate	3,091	3,248
Other interest income	364	353
Other income and (expenses)	(53)	(504)
Interest expense	(13,961)	(14,044)

	(10,559)	(10,947)

Income from continuing operations before income taxes	6,688	9,992
Provision for income taxes	(844)	(511)

Income from continuing operations	5,844	9,481

Discontinued Operations
Income (loss) from operations of discontinued properties	332	(3,261)
Gain on extinguishment of debt	11,376	—
(Loss) gain on sale of real estate	(39)	402

Income (loss) from discontinued operations	11,669	(2,859)

Net Income	17,513	6,622
Less: Net income attributable to noncontrolling interests	(752)	(638)

Net Income Attributable to CPA®:14 Shareholders	$16,761	$5,984

Earnings Per Share
Income from continuing operations attributable to CPA®:14 shareholders	$0.06	$0.10
Income (loss) from discontinued operations attributable to CPA®:14 shareholders	0.13	(0.03)

Net income attributable to CPA®:14 shareholders	$0.19	$0.07

Weighted Average Shares Outstanding	86,266,951	87,960,425

Amounts Attributable to CPA®:14 Shareholders
Income from continuing operations, net of tax	$5,174	$8,853
Income (loss) from discontinued operations, net of tax	11,587	(2,869)

Net income	$16,761	$5,984

Distributions Declared Per Share	$0.1996	$0.1976

See Notes to Consolidated Financial Statements.

CPA®: 14 3/31/2010 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
Net Income	$17,513	$6,622
Other Comprehensive Income:
Foreign currency translation adjustment	(3,579)	(4,634)
Change in unrealized gain (loss) on marketable securities	125	(399)
Change in unrealized (loss) gain on derivative instruments	(385)	13

	(3,839)	(5,020)

Comprehensive income	13,674	1,602

Amounts Attributable to Noncontrolling Interests:
Net income	(752)	(638)
Change in unrealized loss on marketable securities	7	11

Comprehensive income attributable to noncontrolling interests	(745)	(627)

Comprehensive Income Attributable to CPA®:14 Shareholders	$12,929	$975

See Notes to Consolidated Financial Statements.

CPA®: 14 3/31/2010 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
Cash Flows — Operating Activities
Net income	$17,513	$6,622
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	10,132	8,509
Straight-line rent and financing lease adjustments	(2,087)	3,433
Income from equity investments in real estate in excess of distributions received	663	839
Issuance of shares to affiliate in satisfaction of fees due	2,095	2,888
Realized loss on foreign currency transactions, derivative instruments and other, net	64	29
Realized loss (gain) on sale of real estate	39	(402)
Realized gain on extinguishment of debt	(11,376)	—
Unrealized (gain) loss on foreign currency transactions, derivative instruments and other, net	(11)	475
Impairment charges	4,064	—
Change in other operating assets and liabilities, net	3,267	1,160

Net cash provided by operating activities	24,363	23,553

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	1,763	3,414
Capitalized expenditures	(141)	(91)
Repayment of FDIC guaranteed unsecured note	5,000	—
Proceeds from sale of real estate	8,882	3,971
Payment of deferred acquisition fees to an affiliate	(2,645)	(3,638)

Net cash provided by investing activities	12,859	3,656

Cash Flows — Financing Activities
Distributions paid	(17,143)	(17,316)
Distributions paid to noncontrolling interests	(4,950)	(1,066)
Contributions from noncontrolling interests	601	68
Proceeds from mortgages	6,600	—
Prepayment of mortgage principal	—	(2,676)
Scheduled payments of mortgage principal	(11,904)	(4,530)
Deferred financing costs and mortgage deposits	(263)	(64)
Proceeds from stock issuance, net of costs	2,043	2,354
Purchase of treasury stock	(349)	(9,953)

Net cash used in financing activities	(25,365)	(33,183)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(384)	(564)

Net increase (decrease) in cash and cash equivalents	11,473	(6,538)
Cash and cash equivalents, beginning of period	93,310	125,746

Cash and cash equivalents, end of period	$104,783	$119,208

See Notes to Consolidated Financial Statements.

CPA®: 14 3/31/2010 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 14 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At March 31, 2010, our portfolio was comprised of our full or partial ownership interests in 312 properties, substantially all of which were triple-net leased to 86 tenants, and totaled approximately 29 million square feet (on a pro rata basis) with an occupancy rate of approximately 95%. We were formed in 1997 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, which are included in our 2009 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
Basis of Consolidation
The consolidated financial statements affect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. We hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance.
In June 2009, the Financial Accounting Standard Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any VIEs. We do not have any previously consolidated VIEs. The adoption of this amended guidance did not affect our financial position and results of operations.
In connection with the adoption of the amended guidance on consolidating VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our quantitative and qualitative assessment to determine whether these entities are VIEs, we identified one unconsolidated venture that was deemed to be a VIE (Note 5).

CPA®: 14 3/31/2010 10-Q — 6

Notes to Consolidated Financial Statements
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. Historically, we have not acquired investments that would be deemed business combinations. We did not complete any investments during the three months ended March 31, 2010 or 2009.
Information about International Geographic Areas
At March 31, 2010, our international investments were comprised of investments in the European Union. Revenues from these investments totaled $8.5 million and $6.6 million for the three months ended March 31, 2010 and 2009, respectively. Our net investments in real estate for these investments totaled $193.9 million and $209.0 million at March 31, 2010 and December 31, 2009, respectively.
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
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2010 and 2009, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. We incurred base asset management fees of $2.5 million and $3.0 million for the three months ended March 31, 2010 and 2009, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At March 31, 2010, the advisor owned 7,513,118 shares (8.7%) of our common stock.
Transaction Fees
We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate costs of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the investment is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the seven calendar years following the date an investment was purchased, subject to satisfying the 7% performance criterion. Interest on unpaid installments is 6% per year. In connection with our merger with Corporate Property Associates 12 Incorporated (“CPA®:12”) on December 1, 2006 (the “Merger”), we assumed deferred fees incurred by CPA®:12 totaling $2.7 million that bear interest at an annual rate of 7% and have scheduled installment payments through 2018. We did not incur any current or deferred acquisition fees during the three months ended March 31, 2010 or 2009. Unpaid installments of deferred acquisition fees totaled $4.2 million and $6.9 million at March 31, 2010 and December 31, 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $2.6 million and $3.6 million in cash to the advisor in January 2010 and 2009, respectively. We also pay the advisor mortgage refinancing fees, which totaled $0.1 million for the three months ended March 31, 2010. No such mortgage refinancing fees were paid during the three months ended March 31, 2009.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the Merger. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $5.9 million and $5.7 million at March 31, 2010 and December 31, 2009, respectively.

CPA®: 14 3/31/2010 10-Q — 7

Notes to Consolidated Financial Statements
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.7 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively, which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended March 31, 2010 and 2009. Based on gross revenues through March 31, 2010, our current share of future minimum lease payments under this agreement would be $0.6 million annually through 2016.
We own interests in entities ranging from 12% to 90%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$224,262	$228,279
Buildings	990,622	1,027,687
Less: Accumulated depreciation	(212,029)	(215,967)

	$1,002,855	$1,039,999

Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $86.3 million, which are being amortized over periods ranging from nine to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $2.4 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.
During the third quarter of 2009, we recorded an adjustment to record a previously unconsolidated venture under the consolidation method. As a result of a refinancing in 2007, we became the general partner of the venture and, therefore, have control over the venture.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 67% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. The underlying investments are generally owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions plus contributions).

CPA®: 14 3/31/2010 10-Q — 8

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest at	Carrying Value at
Lessee	March 31, 2010	March 31, 2010	December 31, 2009
Advanced Micro Devices, Inc.	67%	$33,250	$33,571
True Value Company	50%	31,241	31,433
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	13,830	15,369
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	12,547	12,639
Best Buy Co., Inc.	37%	10,999	11,183
The Upper Deck Company	50%	10,759	11,491
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	10,280	10,343
Compucom Systems, Inc.	67%	8,396	8,638
Del Monte Corporation	50%	7,023	7,233
ShopRite Supermarkets, Inc.	45%	6,725	6,719
Checkfree Holdings, Inc.	50%	1,455	1,506
Dick’s Sporting Goods, Inc. (b)	45%	(637)	(732)

		$145,868	$149,393

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	In 2007, this venture obtained non-recourse mortgage financing of $23.0 million and distributed the proceeds to the venture partners.
As discussed in Note 2, we adopted the FASB’s amended guidance on consolidating VIEs effective January 1, 2010. Upon adoption of the amended guidance, we re-evaluated our existing interests in unconsolidated entities and determined that we should continue to account for our interest in the Hellweg venture using the equity method of accounting primarily because the partner of this venture had the power to direct the activities that most significantly impact the entity’s economic performance. Carrying amounts related to this VIE are noted in the table above. Because we generally utilize non-recourse debt, our maximum exposure to this VIE is limited to the equity we have in the VIE. We have not provided financial or other support to the VIE, and there are no guarantees or other commitments from third parties that would affect the value or risk of our interest in this entity.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	March 31, 2010	December 31, 2009
Assets	$1,583,445	$1,631,111
Liabilities	(1,237,575)	(1,280,887)

Partners’/members’ equity	$345,870	$350,224

	Three months ended March 31,
	2010	2009
Revenue	$39,276	$38,565
Expenses	(22,484)	(20,976)

Net income	$16,792	$17,589

We recognized income from these equity investments in real estate of $3.1 million and $3.2 million for the three months ended March 31, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.

CPA®: 14 3/31/2010 10-Q — 9

Notes to Consolidated Financial Statements
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated Other comprehensive income (“OCI”) as part of equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch, Inc., had an estimated fair value of $0.6 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had an estimated fair value of $11.7 million and $11.4 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, the estimated fair value of our interest in CCMT totaled $12.3 million and $12.2 million, respectively, which reflected an aggregate unrealized gain of $1.0 million and $0.8 million, respectively, and cumulative net amortization of $1.4 million at both March 31, 2010 and December 31, 2009. We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT.
One key variable in determining the fair value of our subordinated interest in CCMT is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at March 31, 2010 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	March 31, 2010	change	change
Fair value of our interest in CCMT	$12,300	$12,048	$11,802
The above sensitivity analysis is hypothetical, and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 7. Fair Value Measurements
Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain securities.
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$92,190	$92,190	$—	$—
Marketable securities	310	310	—	—
Other securities (a)	15,966	—	—	15,966
Derivative assets	1,560	—	—	1,560

	$110,026	$92,500	$—	$17,526

Liabilities:
Derivative liabilities	$(1,179)	$—	$(1,179)	$—

CPA®: 14 3/31/2010 10-Q — 10

Notes to Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$84,089	$84,089	$—	$—
Marketable securities	342	342	—	—
Other securities (a)	15,829	—	—	15,829
Derivative assets	1,494	—	—	1,494

	$101,754	$84,431	$—	$17,323

Liabilities:
Derivative liabilities	$(967)	$—	$(967)	$—

(a)	Other securities consist of our interest in the CCMT mortgage securitization and equity units in Rave Reviews Cinemas.
Assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Other	Derivative		Other	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended March 31, 2010			Three months ended March 31, 2009
Beginning balance	$15,829	$1,494	$17,323	$13,787	$1,601	$15,388
Total gains or losses (realized and unrealized):
Included in earnings	—	78	78	—	(393)	(393)
Included in other comprehensive income	172	—	172	(374)	—	(374)
Amortization and accretion	(35)	—	(35)	(74)	—	(74)
Purchases, issuances, and settlements	—	(12)	(12)	—	(86)	(86)

Ending balance	$15,966	$1,560	$17,526	$13,339	$1,122	$14,461

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(66)	$(66)	$—	$(479)	$(479)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$763,695	$732,283	$805,663	$763,456
Marketable securities (a)	268	310	253	342
Other securities	13,851	15,966	13,886	15,829

(a)	Carrying value represents historical cost for marketable securities.

CPA®: 14 3/31/2010 10-Q — 11

Notes to Consolidated Financial Statements
We determined the estimated fair value of our debt instruments and other securities using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We performed a quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three months ended March 31, 2010 based on market conditions and assumptions at March 31, 2010. Actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three months ended March 31, 2010. Refer to Note 9 for additional information regarding these impairment charges. We did not record any impairment charges on our nonfinancial assets during the three months ended March 31, 2009. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended March 31, 2010
	Total Fair Value	Total Impairment
	Measurements	Charges
Net investments in properties	$9,800	$1,855
Net investment in direct financing leases	3,000	2,209

	$12,800	$4,064

Note 8. Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
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
At March 31, 2010, the majority of our directly owned real estate properties were located in the U.S. (83%) with the remainder primarily leased to one tenant located in France, Carrefour France, SAS (13%). No other tenant accounted for more than 10% of current annualized lease revenue. At March 31, 2010, our directly owned real estate properties contained concentrations in the following asset types: industrial (32%), warehouse/distribution (30%), office (19%) and retail (11%); and in the following tenant industries: retail (27%) and electronics (12%).
We have several properties that are partially or completely vacant at March 31, 2010 as a result of tenants rejecting their leases with us in connection with bankruptcy or liquidation proceedings during 2009. Carrying costs on these properties totaled $1.0 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. During the time that these properties remain unoccupied, we anticipate that we will continue to incur significant carrying costs. As a result of several of these tenant defaults, we suspended debt service on three non-recourse mortgage loans that had an aggregate outstanding balance of $35.6 million at both March 31, 2010 and December 31, 2009, and during the first quarter of 2010, we returned to the lender a property that had collateralized a non-recourse mortgage loan with an outstanding balance of $27.6 million (Note 13).

CPA®: 14 3/31/2010 10-Q — 12

Notes to Consolidated Financial Statements
Note 9. Impairment Charges
We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information from outside sources such as recent comparable sales or broker quotes. If relevant market information is not deemed appropriate, we then perform a future net cash flow analysis discounted for inherent risk associated with each investment.
Impairment charges recognized during the three months ended March 31, 2010 were as follows:
Atrium Companies, Inc.
During the three months ended March 31, 2010, we recognized an impairment charge of $2.2 million on a property leased to Atrium Companies, Inc. to reduce its carrying value of $5.2 million to its estimated fair value of $3.0 million. Atrium operated under bankruptcy protection between January 2010 and April 2010. In connection with its reorganization under bankruptcy, Atrium agreed to seek a third party buyer for this property for not less than the estimated fair value of the property. At March 31, 2010, this property was classified as Net investment in direct financing leases in the consolidated financial statements.
At March 31, 2010, we were in default on a $10.3 million non-recourse mortgage obligation related to the Atrium property that was due in the first quarter of 2010. We are in discussions with the lender regarding a forbearance agreement. In the event we are unable to reach an agreement with the lender, we will seek other options, including refinancing, using cash resources to pay the debt, selling the property or giving the property to the lender to satisfy the obligation.
Metaldyne Company
During the three months ended March 31, 2010, we recognized an impairment charge of $1.6 million on a vacant property formerly leased to Metaldyne Company to reduce its carrying value of $4.1 million to its estimated fair value of $2.5 million in connection with the property’s potential sale; however, there can be no assurance that we will be able to sell this property. In December 2009, we entered into a lease settlement with Metaldyne upon its emergence from bankruptcy whereby Metaldyne terminated its lease for four of the five properties it leases from us, including this property, which remains vacant at the date of this Report. During the year ended December 31, 2009, we recognized impairment charges totaling $4.0 million on other properties that were leased to Metaldyne. At March 31, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
Nexpak Corporation
During the three months ended March 31, 2010, we recognized an impairment charge of $0.3 million on a vacant property previously leased to Nexpak Corporation to reduce its carrying value of $7.6 million to its estimated fair value of $7.3 million in connection with a potential sale; however, there can be no assurance that we will be able to sell this property. Nexpak vacated the property in 2009 subsequent to filing for bankruptcy and terminating its lease with us in bankruptcy court. We recognized impairment charges totaling $3.5 million on this property during the year ended December 31, 2009. At March 31, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2010. The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:14	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2010	$664,700	$647,194	$17,506
Shares issued	4,138	4,138	—
Contributions	601	—	601
Net income	17,513	16,761	752
Distributions	(22,198)	(17,248)	(4,950)
Change in other comprehensive income	(3,839)	(3,832)	(7)
Shares repurchased	(349)	(349)	—

Balance at March 31, 2010	$660,566	$646,664	$13,902

CPA®: 14 3/31/2010 10-Q — 13

Notes to Consolidated Financial Statements

		CPA®:14	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2009	$743,200	$726,652	$16,548
Shares issued	5,242	5,242	—
Contributions	68	—	68
Net income	6,622	5,984	638
Distributions	(18,344)	(17,278)	(1,066)
Change in other comprehensive income	(5,020)	(5,009)	(11)
Shares repurchased	(9,953)	(9,953)	—

Balance at March 31, 2009	$721,815	$705,638	$16,177

Note 11. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Note 12. Income Taxes
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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At both March 31, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.1 million, that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both March 31, 2010 and December 31, 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2003 — 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 13. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, company insolvencies or lease rejections in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
In March 2010, we returned a property previously leased to Nortel Networks Inc. to the lender in exchange for the lender’s agreement to relieve us of all mortgage loan obligations. After Nortel Networks filed for bankruptcy and disaffirmed its lease with us in 2009, we entered into a direct lease with the existing subtenant at the former Nortel Networks property; however, the new tenant defaulted on its rental obligation and the property was vacant at the date of disposition. At that date, the property had a carrying value of $17.0 million, reflecting the impact of impairment charges totaling $22.2 million incurred in the fourth quarter of 2009, and the non-recourse mortgage loan had an outstanding balance of $27.6 million. In connection with this disposition, we recognized a gain on the extinguishment of debt of $11.4 million.
In March 2010, we sold a domestic property back to the tenant for $8.9 million, net of selling costs, and recognized a loss on the sale of less than $0.1 million. All amounts are inclusive of an affiliate’s 40% noncontrolling interest in the property.
In February 2009, we sold a property for $3.9 million, net of selling costs, and recognized a gain on the sale of $0.4 million, excluding impairment charges recognized in prior years totaling $2.9 million. In connection with the sale, we defeased the existing non-recourse mortgage loan of $2.7 million.

CPA®: 14 3/31/2010 10-Q — 14

Notes to Consolidated Financial Statements
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended March 31,
	2010	2009
Revenues	$1,008	$1,798
Expenses	(676)	(5,059)
Gain on extinguishment of debt	11,376	—
(Loss) gain on sale of real estate	(39)	402

Income (loss) from discontinued operations	$11,669	$(2,859)

Note 14. Subsequent Events
In April 2010, we defaulted on two non-recourse mortgage obligations, which had outstanding balances that totaled $21.3 million at March 31, 2010. We are in discussions with the lenders regarding forbearance agreements. In the event we are unable to reach agreement with either of the lenders, we will seek other options, including refinancing, using cash resources to pay the debt, selling the property or giving the property to the lender to satisfy the obligation.

CPA®: 14 3/31/2010 10-Q — 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2009 Annual Report.
Business Overview
We are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. We were formed in 1997 and are managed by the advisor.
Financial Highlights

(In thousands)

	Three months ended March 31,
	2010	2009
Total revenues	$40,669	$38,478
Net income attributable to CPA®:14 shareholders	16,761	5,984
Cash flow from operating activities	24,363	23,553
Total revenues in the first quarter of 2010 increased as compared to the same period in 2009, primarily due to scheduled rent increases at several properties and revenues recognized following the consolidation of an unconsolidated venture beginning in the third quarter of 2009.
Net income in the first quarter of 2010 included an $11.4 million gain on extinguishment of debt recognized in connection with returning a property formerly leased to Nortel Networks, Inc. to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. This gain was partially offset by impairment charges totaling $4.1 million recognized during the first quarter of 2010. For the three months ended March 31, 2009, net income reflected a charge of $3.7 million to write off estimated unrecoverable straight-line rent receivables related to Nortel.
Cash flow from operating activities in the first quarter of 2010 was impacted by increases in property carrying costs related to vacant properties and tenants operating under bankruptcy protection.
Our quarterly cash distribution increased to $0.1996 per share for the first quarter of 2010, or $0.80 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders.
Current Trends
As of the date of this Report, we are focused on managing our existing portfolio of properties. In our initial offering documents, we stated our intention to consider liquidity events for investors generally commencing eight years following the investment of substantially all of the net proceeds from that offering, which occurred in 2000. As a result, during the first quarter of 2008, the advisor began actively considering liquidity alternatives on our behalf and discussed with our board of directors a number of alternatives, including a possible merger with another CPA® REIT, selling our assets, either on a portfolio basis or individually, or listing our shares on a stock exchange. However, in light of deteriorating market conditions during 2008, the advisor recommended, and our board agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable. We believe that we have recently seen an easing of the global economic and financial crisis that had severely curbed liquidity in the credit and real estate financing markets, and as a result, we have asked our advisor to recommence its review of possible liquidity alternatives for us. However, as of the date of this Report, this review is in its early stages, and we are unable to predict when a liquidity event will occur or what form it may take.

CPA®: 14 3/31/2010 10-Q — 16

As a result of the continuing, albeit slow, improvement in general economic and market conditions, we are benefiting from improved financing conditions. However, the lingering effects of the recent challenging economic environment continue to affect us in several ways, including continued financial stress on tenants, lower rental rates obtained on renewals of tenant leases and low inflation rates, which will likely limit rent increases in upcoming periods because most of our leases provide for rent adjustments indexed to changes in the consumer price index (“CPI”). Despite recent indicators that the economy is beginning to recover, the full magnitude, effects and duration of the crisis cannot be predicted, and the current trends that affect our business remain dependent on the rate and scope of the recovery, rendering any discussion of the impact of these trends highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Financing Conditions
Since the onset of the credit crisis, lenders for both domestic and international investments typically offered loans to us at shorter maturities and subject to variable interest rates. However, we believe we are beginning to see an easing in these trends, with more willingness by lenders to offer loans at fixed rates of interest and with longer maturities. During the first quarter of 2010, we refinanced a maturing non-recourse mortgage loan of $3.5 million with new financing of $6.6 million at a fixed annual interest rate and term of 7.0% and 9 years, respectively. When we are unable to obtain fixed-rate debt, we generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing.
At March 31, 2010, we had balloon payments totaling $149.2 million that will be due during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $16.0 million. In addition, our share of balloon payments that will be due during the next twelve months on our unconsolidated ventures totals $9.1 million. We are actively seeking to refinance this debt but believe we and our venture partners have sufficient financing alternatives and/or cash resources to make these payments, if necessary. Our property level debt is generally non-recourse, which means that if we default on a mortgage loan obligation, our exposure is limited to our equity invested in that property (see Tenant Defaults below).
Tenant Defaults
Tenant defaults can reduce our results of operations and cash flow from operations. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
During 2009, some of our tenants experienced financial difficulties that have affected us. While we do not expect to see the unusually high level of tenant defaults that we experienced during 2009, it is possible that additional tenants may file for bankruptcy or default on their leases during 2010. Based on recent tenant activity including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that 2010 lease revenue will decrease by approximately 9% on an annualized basis, as compared with 2009 lease revenue. However, this projected amount may increase or decrease based on additional tenant activity and changes in economic conditions, both of which are outside of our control. We would expect that our tenants would benefit from continued improvements in general business conditions, which should result in reduced tenant defaults in the future; however, if economic conditions deteriorate, it is likely that our tenants’ financial condition would deteriorate as well.
During the first quarter of 2010, we recorded impairment charges totaling $4.1 million related to several tenants that partially or completely vacated their properties or that rejected their leases with us in connection with bankruptcy or liquidation proceedings during 2009. We have property-specific plans to address these issues, including signing direct leases with existing subtenants at several properties, seeking new tenants or potential buyers for vacant properties, and, if necessary, returning a vacant property to the lender. No tenant is operating under bankruptcy protection as of the date of this Report. Impairment charges do not necessarily reflect the true economic loss caused by the default of a tenant. The economic loss may be greater or less than the impairment amount. As a result of several tenant defaults during 2009, we have currently suspended debt service on three non-recourse mortgage loans with an aggregate outstanding balance of $35.6 million, or approximately 5% of our aggregate outstanding non-recourse debt at March 31, 2010; in addition, during the first quarter of 2010, we returned to the lender a property that had collateralized a non-recourse mortgage loan with an outstanding balance of $27.6 million.
To mitigate the risks, we have invested in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
In March and April 2010, we defaulted on three non-recourse mortgage obligations, which had outstanding balances that totaled $31.6 million at March 31, 2010. We are in discussions with the lenders regarding forbearance agreements. In the event we are unable to reach agreements with any of the lenders, we will seek other options, including refinancing, using cash resources to pay the debt, selling the property or giving the property to the lender to satisfy the obligation.

CPA®: 14 3/31/2010 10-Q — 17

Net Asset Value
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
As a result of the overall continued weakness in the economy during 2009, our estimated net asset value per share as of December 31, 2009 decreased to $11.80, a 9.2% decline from our December 31, 2008 estimated net asset value per share of $13.00. We generally would not expect to update our estimated net asset value on an interim basis unless we were to undertake an extraordinary corporate transaction. However, there can be no assurance that, if we were to calculate our estimated net asset value on an interim basis, it would not be less than $11.80 per share, particularly given recent market volatility.
Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the first quarter of 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to foreign currencies. Our primary foreign currency exposure is to the Euro. Investments denominated in the Euro accounted for approximately 17% and 15% of our annualized lease revenues for the first quarter of 2010 and 2009, respectively.
The following table presents the exchange rates used to translate our Euro-denominated foreign operations to U.S. dollars in our consolidated financial statements for the periods presented:

	Three months ended March 31,
	2010	2009
Average conversion rate from Euro to U.S. dollar	1.3856	1.3083
As shown in the table above, the average rate for the U.S. dollar in relation to the Euro during the first quarter of 2010 weakened by approximately 6% in comparison to the same period in 2009, resulting in a modestly positive impact on our results of operations in the current period from our Euro-denominated investments. However, the U.S. dollar has recently strengthened against the Euro, as the conversion rate at March 31, 2010 decreased approximately 6% to 1.3455 from 1.4333 at December 31, 2009. This recent strengthening had a modestly negative impact on our balance sheet at March 31, 2010. A significant decline in the value of the Euro could have a material negative impact on our future results and cash flows.
Results of Operations
Our evaluation of the sources of lease revenues is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Rental income	$34,785	$33,703
Interest income from direct financing leases	3,542	3,727

	$38,327	$37,430

CPA®: 14 3/31/2010 10-Q — 18

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three months ended March 31,
Lessee	2010	2009
Carrefour France, SAS (a) (b)	$6,264	$4,469
Petsmart, Inc. (c)	2,076	2,076
Federal Express Corporation (c)	1,773	1,755
Dick’s Sporting Goods, Inc.	1,735	1,735
Atrium Companies, Inc. (d)	1,352	1,316
Katun Corporation (a)	1,139	1,061
Tower Automotive, Inc.	1,132	1,132
Perkin Elmer, Inc. (a)	1,131	1,067
Caremark Rx, Inc.	1,075	1,075
Amylin Pharmaceuticals, Inc. (e)	1,007	—
McLane Company Food Service Inc.	920	905
Amerix Corp.	810	810
Rave Reviews Cinemas LLC	768	729
Gibson Guitar Corp. (c)	698	658
Builders FirstSource, Inc. (c)	691	679
Gerber Scientific, Inc.	667	667
Collins & Aikman Corporation	642	642
Waddington North America, Inc.	620	620
Other (a) (c)	13,827	16,034

	$38,327	$37,430

(a)	Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase was due to CPI-based (or equivalent) rent increases.

(c)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $2.1 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.

(d)	We recognized a $2.2 million impairment charge on this investment in the first quarter of 2010 (Note 9).

(e)	We consolidated this venture beginning with the third quarter of 2009 (Note 4).

CPA®: 14 3/31/2010 10-Q — 19

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at	Three months ended March 31,
Lessee	March 31, 2010	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$8,947	$8,389
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (b)	12%	8,122	7,136
True Value Company	50%	3,536	3,556
Advanced Micro Devices, Inc.	67%	2,793	2,793
Life Time Fitness, Inc.	56%	2,267	2,267
CheckFree Holdings, Inc.	50%	1,276	1,253
Compucom Systems, Inc.	67%	1,255	1,255
Best Buy Co., Inc.	37%	1,143	1,137
Del Monte Corporation	50%	882	882
The Upper Deck Company	50%	798	798
Dick’s Sporting Goods, Inc.	45%	784	784
ShopRite Supermarkets, Inc.	45%	625	620
Town Sports International Holdings, Inc.	56%	266	266
Amylin Pharmaceuticals, Inc. (c)	50%	—	836

		$32,694	$31,972

(a)	In addition to lease revenues, the venture also earned interest income of $6.8 million and $6.3 million on a note receivable for the three months ended March 31, 2010 and 2009, respectively. Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase was due to CPI-based (or equivalent) rent increase.

(c)	We consolidated this venture beginning with the third quarter of 2009 (Note 4).
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
For the three months ended March 31, 2010 as compared to the same period in 2009, lease revenues increased by $0.9 million, primarily due to scheduled rent increases at several properties totaling $1.8 million. Lease revenues also increased by $0.9 million as a result of an adjustment we made in the third quarter of 2009 to account for a venture, Amylin Pharmaceuticals, Inc., under the consolidation method that was previously accounted for under the equity method (Note 4). In addition, lease revenues increased by $0.4 million as a result of the impact of fluctuations in foreign currency exchange rates. These increases were partially offset by a $2.4 million decrease in lease revenues as a result of 2009 tenant activity, including the restructuring of leases due to tenant defaults and lease rejections in bankruptcy court.
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
For the three months ended March 31, 2010 as compared to the same period in 2009, other operating income increased by $1.3 million, primarily due to income of $0.6 million recognized in connection with the forgiveness of a loan to us by one of our tenants and an increase of $0.6 million in reimbursable tenant costs. Upon emerging from bankruptcy in the third quarter of 2009, Special Devices, Inc. terminated its existing lease with us and entered into two new leases, one of which expired in January 2010 while the other lease expires in June 2021. In connection with their restructuring, Special Devices forgave our existing $4.6 million note payable to it effective January 2010. As a result of the loan forgiveness, we recognized income of $0.6 million in the first quarter of 2010 and will recognize the remaining income through 2021.

CPA®: 14 3/31/2010 10-Q — 20

Property Expenses
For the three months ended March 31, 2010 as compared to the same period in 2009, property expenses increased by $1.1 million, primarily due to increases in carrying costs on vacant properties of $1.0 million and an increase in reimbursable tenant costs of $0.6 million. These increases were partially offset by a decrease in asset management and performance fees payable to the advisor of $0.5 million. Carrying costs on vacant properties were comprised primarily of professional fees, real estate taxes and utilities. The decrease in asset management and performance fees was primarily a result of a decline in our annual estimated net asset valuation at December 31, 2009 as noted in Current Trends — Net Asset Value above and recent property sales.
Depreciation and Amortization
For the three months ended March 31, 2010 as compared to the same period in 2009, depreciation and amortization increased by $0.6 million, primarily due to depreciation and amortization of $0.3 million from a venture, Amylin Pharmaceuticals, Inc., that was previously accounted for under the equity method (Note 4), as well as an increase of $0.2 million in the amortization of lease-related intangible assets as the result of restructuring several leases.
Impairment Charges
For the three months ended March 31, 2010, we recorded impairment charges totaling $4.1 million. We did not recognize any impairment charges during the three months ended March 31, 2009. The table below summarizes these impairment charges (in thousands):

	Three months ended
Lessee	March 31, 2010	Reason
Atrium Companies, Inc.	$2,209	Tenant filed for bankruptcy; potential sale of property
Metaldyne Company	1,603	Potential sale of property
Nexpak Corporation	252	Potential sale of property

Impairment charges	$4,064

Interest Expense
For the three months ended March 31, 2010 as compared to the same period in 2009, interest expense decreased by $0.1 million. Interest expense decreased by $0.5 million as a result of making scheduled mortgage principal payments, which reduced the balances on which interest was incurred, and by $0.3 million as a result of repaying or refinancing debt during 2009 and 2010. These decreases were substantially offset by additional interest expense of $0.6 million recognized in connection with the consolidation of a venture beginning in the third quarter of 2009 (Note 4).
Provision for Income Taxes
For the three months ended March 31, 2010 as compared to the same period in 2009, provision for income taxes increased by $0.3 million, primarily due to an increase in taxes payable on a French investment as a result of higher lease revenues.
Discontinued Operations
For the three months ended March 31, 2010 as compared to the same period in 2009, income from discontinued operations totaled $11.7 million, as compared to a loss of $2.9 million in the first quarter of 2009. The income in the first quarter of 2010 reflected an $11.4 million gain on extinguishment of debt, which we recognized in connection with the return to the lender of a property that was formerly leased to Nortel Networks, Inc. in exchange for the lender’s agreement to relieve us of all the mortgage obligations. The loss for the first quarter of 2009 included a charge of $3.7 million to write off estimated unrecoverable straight-line rent receivables related to Nortel.
Net Income Attributable to CPA®:14 Shareholders
For the three months ended March 31, 2010, the resulting net income attributable to CPA®:14 shareholders increased by $10.8 million.

CPA®: 14 3/31/2010 10-Q — 21

Financial Condition
Sources and Uses of Cash During the Period
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During three months ended March 31, 2010, we used cash flows from operating activities of $24.4 million to fund distributions to shareholders of $17.1 million. We also made scheduled mortgage principal installments of $11.9 million, which included scheduled balloon payments totaling $7.2 million, and paid distributions of $4.3 million to affiliates who hold noncontrolling interests in various entities with us. Cash distributions received from equity investments in real estate in excess of equity income (see Investing Activities below) and our existing cash resources were also used to fund scheduled mortgage principal payments and distributions to holders of noncontrolling interests. In the three months ended March 31, 2010, our cash flows from operating activities were negatively affected by increased carrying costs related to vacant properties and tenants operating under bankruptcy protection.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During three months ended March 31, 2010, we received proceeds of $8.9 million from the sale of a property and $5.0 million from the repayment of an FDIC guaranteed unsecured note that matured during the period. We also received distributions from our equity investments in real estate in excess of cumulative equity income of $1.8 million. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $2.6 million.
Financing Activities
As noted above, our principal financing activities consisted of making scheduled mortgage principal payments, including scheduled balloon payments totaling $7.2 million, and paying distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We obtained $6.6 million as a result of refinancing a non-recourse mortgage loan that was scheduled to mature during the period. We also received $2.0 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $0.3 million to repurchase our shares under our redemption plan, as described below.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions at any time is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the third quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of this 5% limitation and our desire to preserve capital and liquidity, in September 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, which was the deadline for all redemptions taking place in the third quarter of 2009. We may make limited exceptions to the suspension of the plan in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues at the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with respect to the plan.
For the three months ended March 31, 2010, we redeemed 30,907 shares of our common stock pursuant to our redemption plan at an average price per share of $11.26, all of which were redeemed under the limited exceptions to the suspension noted above. We funded share redemptions during the three months ended March 31, 2010 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.

CPA®: 14 3/31/2010 10-Q — 22

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	March 31, 2010	December 31, 2009
Balance
Fixed rate	$649,464	$684,284
Variable rate (a)	114,231	121,379

Total	$763,695	$805,663

Percent of total debt
Fixed rate	85%	85%
Variable rate (a)	15%	15%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	7.1%	7.2%
Variable rate (a)	6.2%	6.2%

(a)	Variable rate debt at March 31, 2010 included (i) $18.4 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $90.8 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their terms. The interest rate for one of these loans, which had an outstanding balance of $7.4 million at March 31, 2010, reset to a variable rate in April 2010.
Cash Resources
At March 31, 2010, our cash resources consisted of cash and cash equivalents totaling $104.8 million. Of this amount, $8.0 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $60.1 million, although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, as well as other normal recurring operating expenses. Balloon payments on our consolidated investments totaling $149.2 million will be due during the next twelve months, consisting of $22.5 million in the second quarter of 2010, $11.6 million in the third quarter of 2010, $25.3 million in the fourth quarter of 2010 and $89.8 million during the first quarter of 2011, inclusive of amounts attributable to noncontrolling interests totaling $16.0 million. In addition, our share of balloon payments due during the next twelve months on our unconsolidated ventures totals $9.1 million, of which $4.2 million will be due during the third quarter of 2010 and $4.9 million will be due during the first quarter of 2011. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.
At the date of this Report, we had several properties that were vacant following the former tenants’ termination of their leases with us in bankruptcy court. During the time that these properties remain unoccupied, we anticipate that we will incur significant carrying costs.

CPA®: 14 3/31/2010 10-Q — 23

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations at March 31, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$763,695	$167,276	$316,967	$36,783	$242,669
Deferred acquisition fees — Principal	4,235	1,753	1,311	772	399
Interest on borrowings and deferred acquisition fees (a)	178,561	50,605	54,305	32,960	40,691
Subordinated disposition fees (b)	5,857	—	5,857	—	—
Operating and other lease commitments (c)	4,241	632	1,291	1,290	1,028

	$956,589	$220,266	$379,731	$71,805	$284,787

(a)	Interest on unhedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2010.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame (see Current Trends above).

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $32.4 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2010. At March 31, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at March 31, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $2.3 million, with our share approximating $0.7 million. In addition, our maximum exposure to loss on these ventures was $13.7 million (inclusive of both our existing investment and the amount to fund our future commitment).

CPA®: 14 3/31/2010 10-Q — 24

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at March 31, 2010 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third
Lessee	March 31, 2010	Total Assets	Party Debt	Maturity Date
ShopRite Supermarkets, Inc.	45%	$16,115	$9,409	7/2010
The Upper Deck Company	50%	26,364	10,260	2/2011
Del Monte Corporation	50%	14,359	10,314	8/2011
Advanced Micro Devices, Inc.	67%	87,793	33,118	1/2012
Best Buy Co., Inc.	37%	42,791	24,416	2/2012
True Value Company	50%	130,627	68,818	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	297,517	163,283	5/2014
Checkfree Holdings, Inc.	50%	33,556	29,405	6/2016
Life Time Fitness, Inc. and Town Sports International Holdings, Inc.	56%	113,873	82,784	12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	443,536	377,815	4/2017
Compucom Systems, Inc.	67%	32,309	21,428	3/2019
Dick’s Sporting Goods, Inc.	45%	27,876	22,106	1/2022

		$1,266,716	$853,156

(a)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $316.7 million at March 31, 2010. Dollar amounts shown are based on the exchange rate of the Euro at March 31, 2010.

CPA®: 14 3/31/2010 10-Q — 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries.
We do not generally use derivative instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
Interest Rate Risk
The value of our real estate and related fixed rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and given recent economic conditions, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in connection with the Merger. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At March 31, 2010, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At March 31, 2010, we estimate that our total interest in CCMT had a fair value of $12.3 million, an increase of $0.1 million from the fair value at December 31, 2009.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $1.2 million, at March 31, 2010.
In connection with a German transaction in 2007, two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss of $0.2 million during the three months ended March 31, 2010, representing the total amounts attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.

CPA®: 14 3/31/2010 10-Q — 26

At March 31, 2010, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during their term. The annual interest rates on our fixed rate debt at March 31, 2010 ranged from 5.5% to 8.7%. The annual interest rates on our variable rate debt at March 31, 2010 ranged from 5.2% to 6.5%. Our debt obligations are more fully described in Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$69,400	$267,098	$130,250	$4,559	$19,662	$158,495	$649,464	$618,880
Variable rate debt	$3,981	$5,472	$5,512	$5,963	$6,414	$86,889	$114,231	$113,403
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2010 by an aggregate increase of $20.3 million or an aggregate decrease of $19.3 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at March 31, 2010 would increase or decrease by less than $0.1 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For the three months ended March 31, 2010, Carrefour France SAS, which leases properties from us in France, contributed 16% of lease revenues. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2010, we recognized net realized foreign currency transaction losses of less than $0.1 million and net unrealized foreign currency transaction losses of less than $0.1 million. These gains or losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Through the date of this Report, we had not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At March 31, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.6 million.

Item 4.	Controls and Procedures
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2010 at a reasonable level of assurance.

CPA®: 14 3/31/2010 10-Q — 27

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2010, we issued 185,096 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $11.80 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities:
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
January			N/A	N/A
February			N/A	N/A
March	30,907	$11.26	N/A	N/A

Total	30,907

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable in any period depends on the availability of funds generated by our dividend reinvestment and share purchase plan and other factors at the discretion of our board of directors. In September 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, subject to limited exceptions in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues at the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. The shares shown were repurchased pursuant to the limited exceptions to the suspension noted above. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®: 14 3/31/2010 10-Q — 28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 5/14/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 5/14/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®: 14 3/31/2010 10-Q — 29

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®: 14 3/31/2010 10-Q — 30