Form 10-Q
period 2010-06-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2010-08-13
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 86,885,306 shares of common stock, $.001 par value, outstanding at August 6, 2010.

Forward Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 26, 2010 (the “2009 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Annual Report. There has been no significant change in our critical accounting estimates.
CPA®:14 6/30/2010 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost	$1,182,731	$1,255,966
Accumulated depreciation	(211,812)	(215,967)

Net investments in properties	970,919	1,039,999
Net investment in direct financing leases	110,263	112,428
Assets held for sale	—	8,651
Equity investments in real estate	142,975	149,393

Net investments in real estate	1,224,157	1,310,471
Cash and cash equivalents	66,236	93,310
Intangible assets, net	59,698	63,804
Other assets, net	73,814	84,384

Total assets	$1,423,905	$1,551,969

Liabilities and Equity
Liabilities:
Non-recourse debt	$686,315	$805,663
Accounts payable, accrued expenses and other liabilities	19,924	19,975
Prepaid and deferred rental income and security deposits	25,639	28,108
Due to affiliates	12,967	16,380
Distributions payable	17,350	17,143

Total liabilities	762,195	887,269

Commitments and contingencies (Note 11)
Equity:
CPA®:14 shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 95,741,751 and 95,058,267 shares issued, respectively	95	95
Additional paid-in capital	942,185	934,117
Distributions in excess of accumulated earnings	(186,857)	(190,437)
Accumulated other comprehensive (loss) income	(728)	8,838

	754,695	752,613
Less, treasury stock at cost, 9,028,518 and 8,955,254 shares, respectively	(106,245)	(105,419)

Total CPA®:14 shareholders’ equity	648,450	647,194
Noncontrolling interests	13,260	17,506

Total equity	661,710	664,700

Total liabilities and equity	$1,423,905	$1,551,969

See Notes to Consolidated Financial Statements.
CPA®:14 6/30/2010 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Rental income	$33,500	$33,897	$68,216	$67,195
Interest income from direct financing leases	3,499	3,513	7,041	7,240
Other operating income	847	1,403	3,189	2,451

	37,846	38,813	78,446	76,886

Operating Expenses
Property expenses	(7,903)	(7,118)	(17,015)	(15,544)
Depreciation and amortization	(7,676)	(7,550)	(15,709)	(14,910)
General and administrative	(1,619)	(1,690)	(3,343)	(3,320)
Impairment charges	(886)	—	(4,950)	—

	(18,084)	(16,358)	(41,017)	(33,774)

Other Income and Expenses
Income from equity investments in real estate	4,289	3,856	7,380	7,104
Other interest income	550	423	915	776
Other income and (expenses)	(608)	378	(661)	(126)
Interest expense	(13,631)	(14,441)	(27,282)	(28,171)

	(9,400)	(9,784)	(19,648)	(20,417)

Income from continuing operations before income taxes	10,362	12,671	17,781	22,695
Provision for income taxes	(798)	(1,016)	(1,642)	(1,527)

Income from continuing operations	9,564	11,655	16,139	21,168

Discontinued Operations
Loss from operations of discontinued properties	(97)	(652)	(496)	(3,945)
Gain on extinguishment of debt	—	—	11,376	—
Gain on deconsolidation of a subsidary	12,870	—	12,870	—
(Loss) gain on sale of real estate	(317)	8,209	(356)	8,611

Income from discontinued operations	12,456	7,557	23,394	4,666

Net Income	22,020	19,212	39,533	25,834
Less: Net income attributable to noncontrolling interests	(601)	(628)	(1,353)	(1,266)

Net Income Attributable to CPA®:14 Shareholders	$21,419	$18,584	$38,180	$24,568

Earnings Per Share
Income from continuing operations attributable to CPA®:14 shareholders	$0.10	$0.13	$0.17	$0.23
Income from discontinued operations attributable to CPA®:14 shareholders	0.15	0.08	0.27	0.05

Net income attributable to CPA®:14 shareholders	$0.25	$0.21	$0.44	$0.28

Weighted Average Shares Outstanding	86,620,060	87,485,222	86,444,481	87,721,704

Amounts Attributable to CPA®:14 Shareholders
Income from continuing operations, net of tax	$8,868	$11,067	$14,788	$19,959
Income from discontinued operations, net of tax	12,551	7,517	23,392	4,609

Net income	$21,419	$18,584	$38,180	$24,568

Distributions Declared Per Share	$0.2001	$0.1981	$0.3997	$0.3957

See Notes to Consolidated Financial Statements.
CPA®:14 6/30/2010 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Income	$22,020	$19,212	$39,533	$25,834
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(4,688)	4,564	(8,267)	(70)
Change in unrealized gain on marketable securities	227	454	352	55
Change in unrealized (loss) gain on derivative instruments	(1,284)	1,370	(1,669)	1,383

	(5,745)	6,388	(9,584)	1,368

Comprehensive income	16,275	25,600	29,949	27,202

Amounts Attributable to Noncontrolling Interests:
Net income	(601)	(628)	(1,353)	(1,266)
Change in unrealized loss (gain) on marketable securities	11	(25)	18	(14)

Comprehensive income attributable to noncontrolling interests	(590)	(653)	(1,335)	(1,280)

Comprehensive Income Attributable to CPA®:14 Shareholders	$15,685	$24,947	$28,614	$25,922

See Notes to Consolidated Financial Statements.
CPA®:14 6/30/2010 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2010	2009
Cash Flows — Operating Activities
Net income	$39,533	$25,834
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	16,993	16,597
Straight-line rent adjustments and amortization of rent-related intangibles	(2,493)	4,887
Income from equity investments in real estate in excess of distributions received	846	1,185
Issuance of shares to affiliate in satisfaction of fees due	4,216	5,008
Realized loss on foreign currency transactions, derivative instruments and other, net	419	25
Realized loss (gain) on sale of real estate	356	(8,611)
Realized gain on extinguishment of debt	(11,376)	—
Gain on deconsolidation of a subsidary	(12,870)	—
Unrealized loss on foreign currency transactions, derivative instruments and other, net	242	101
Impairment charges	4,950	—
Change in other operating assets and liabilities, net	3,500	(4,562)

Net cash provided by operating activities	44,316	40,464

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	2,718	7,206
Capitalized expenditures	(320)	(2,622)
Proceeds from repayment of notes receivable	7,000	—
Proceeds from sale of real estate and securities	11,112	26,247
Payment of deferred acquisition fees to an affiliate	(2,645)	(3,638)

Net cash provided by investing activities	17,865	27,193

Cash Flows — Financing Activities
Distributions paid	(34,393)	(34,593)
Distributions paid to noncontrolling interests	(6,601)	(1,737)
Contributions from noncontrolling interests	1,020	—
Proceeds from mortgages	8,200	5,000
Prepayment of mortgage principal	—	(22,219)
Scheduled payments of mortgage principal	(59,099)	(8,945)
Deferred financing costs and mortgage deposits	(276)	(578)
Proceeds from stock issuance, net of costs	3,852	4,598
Purchase of treasury stock	(826)	(21,882)

Net cash used in financing activities	(88,123)	(80,356)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,132)	171

Net decrease in cash and cash equivalents	(27,074)	(12,528)
Cash and cash equivalents, beginning of period	93,310	125,746

Cash and cash equivalents, end of period	$66,236	$113,218

See Notes to Consolidated Financial Statements.
CPA®:14 6/30/2010 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 14 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At June 30, 2010, our portfolio was comprised of our full or partial ownership interests in 310 properties, substantially all of which were triple-net leased to 86 tenants, and totaled approximately 29 million square feet (on a pro rata basis) with an occupancy rate of approximately 95%. We were formed in 1997 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
In June 2009, the Financial Accounting Standard Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any VIEs. We do not have any previously consolidated VIEs. The adoption of this amended guidance did not affect our financial position and results of operations.
In connection with the adoption of the amended guidance on the consolidation of VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment to determine whether these entities are VIEs, we identified one unconsolidated venture that was deemed to be a VIE (Note 5).
CPA®:14 6/30/2010 10-Q — 6

Notes to Consolidated Financial Statements
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Subsequent to the acquisition, there will be a positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. Historically, we have not acquired investments that would be deemed business combinations.
We did not enter into any investments during 2010. During the three and six months ended June 30, 2009, we entered into a $2.5 million investment that was deemed to be a real estate asset acquisition and, as such, capitalized acquisition fees of $0.1 million in connection with this investment.
Information about International Geographic Areas
At June 30, 2010, our international investments were comprised of investments in the European Union. Revenues from these investments totaled $7.8 million and $7.4 million for the three months ended June 30, 2010 and 2009, respectively, and $16.3 million and $14.0 million for the six months ended June 30, 2010 and 2009, respectively. Internationally, our net investments in real estate totaled $176.9 million and $209.0 million at June 30, 2010 and December 31, 2009, respectively.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect expires on September 30, 2010 but was recently renewed for an additional year pursuant to its terms. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of our cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2010 and 2009, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. We incurred base asset management fees of $2.5 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively, and $5.1 million and $5.5 million for the six months ended June 30, 2010 and 2009, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At June 30, 2010, the advisor owned 7,682,871 shares (8.9%) of our common stock.
Transaction Fees
We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average approximately 4.5% of the aggregate costs of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the investment is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the seven calendar years following the date on which the investment was purchased, subject to satisfaction of the 7% performance criterion. Interest on unpaid installments is 6% per year. In connection with our merger with Corporate Property Associates 12 Incorporated (“CPA®:12”) on December 1, 2006 (the “Merger”), we assumed deferred fees incurred by CPA®:12 totaling $2.7 million that bear interest at an annual rate of 7% and have scheduled installment payments through 2018. We did not incur any current or deferred acquisition fees during the three or six months ended June 30, 2010. We incurred current and deferred acquisition fees of less than $0.1 million in each of the three and six month periods ended June 30, 2009. Unpaid installments of deferred acquisition fees totaled $4.2 million and $6.9 million at June 30, 2010 and December 31, 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $2.6 million and $3.6 million in cash to the advisor in January 2010 and 2009, respectively. We also pay the advisor mortgage refinancing fees, which totaled less than $0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.
CPA®:14 6/30/2010 10-Q — 7

Notes to Consolidated Financial Statements
We also pay fees to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the Merger. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $5.9 million and $5.7 million at June 30, 2010 and December 31, 2009, respectively.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.8 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively, all of which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended June 30, 2010 and 2009 and $0.3 million for each of the six months ended June 30, 2010 and 2009. Based on gross revenues through June 30, 2010, our current share of future minimum lease payments under this agreement would be $0.6 million annually through 2016.
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
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$218,940	$228,279
Buildings	963,791	1,027,687
Less: Accumulated depreciation	(211,812)	(215,967)

	$970,919	$1,039,999

We did not acquire real estate assets during the six months ended June 30, 2010. Assets disposed of and deconsolidated during the current year-to-date period are discussed in Note 13. Fluctuations in foreign currency exchange rates had a significantly adverse impact on our asset base as of June 30, 2010 as compared to December 31, 2009.
In connection with our acquisition of properties, we have recorded net lease intangibles of $86.1 million, which are being amortized over periods ranging from nine to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $1.4 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively, and $3.7 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively.
During the third quarter of 2009, we recorded an adjustment to record a previously unconsolidated venture, Amylin Pharmaceuticals, Inc., under the consolidation method. As a result of a refinancing in 2007, we became the general partner of the venture and, therefore, have control over the venture.
CPA®:14 6/30/2010 10-Q — 8

Notes to Consolidated Financial Statements
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies which we do not control, but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest at	Carrying Value at
Lessee	June 30, 2010	June 30, 2010	December 31, 2009
Advanced Micro Devices, Inc.	67%	$32,940	$33,571
True Value Company	50%	31,124	31,433
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	12,731	15,369
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	12,445	12,639
Best Buy Co., Inc.	37%	10,506	11,183
The Upper Deck Company	50%	10,911	11,491
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	10,258	10,343
Compucom Systems, Inc.	67%	7,804	8,638
Del Monte Corporation	50%	6,814	7,233
ShopRite Supermarkets, Inc.	45%	6,727	6,719
Checkfree Holdings, Inc.	50%	1,371	1,506
Dick’s Sporting Goods, Inc. (b)	45%	(656)	(732)

		$142,975	$149,393

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	In 2007, this venture obtained non-recourse mortgage financing of $23.0 million and distributed the proceeds to the venture partners. Our share of the distribution was $10.3 million, which exceeded our total investment in the venture at that time.
As discussed in Note 2, we adopted the FASB’s amended guidance on the consolidation of VIEs effective January 1, 2010. Upon adoption of the amended guidance, we re-evaluated our existing interests in unconsolidated entities and determined that we should continue to account for our interest in the Hellweg venture using the equity method of accounting primarily because the partner of this venture had the power to direct the activities that most significantly impact the entity’s economic performance. Carrying amounts related to this VIE are noted in the table above. Because we generally utilize non-recourse debt, our maximum exposure to this VIE is limited to the equity we have in the VIE. We have not provided financial or other support to the VIE, and there are no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in this entity.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	June 30, 2010	December 31, 2009
Assets	$1,511,466	$1,631,111
Liabilities	(1,167,593)	(1,280,887)

Partners’/members’ equity	$343,873	$350,224

CPA®:14 6/30/2010 10-Q — 9

Notes to Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$40,072	$38,905	$79,348	$77,034
Expenses	(20,596)	(21,038)	(43,081)	(41,257)

Net income	$19,476	$17,867	$36,267	$35,777

We recognized income from these equity investments in real estate of $4.3 million and $3.9 million for the three months ended June 30, 2010 and 2009, respectively, and $7.4 million and $7.1 million for the six months ended June 30, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of Other comprehensive income (“OCI”) as part of equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch, Inc., had an estimated fair value of $0.5 million and $0.8 million at June 30, 2010 and December 31, 2009, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had an estimated fair value of $12.1 million and $11.4 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, the estimated fair value of our interest in CCMT totaled $12.6 million and $12.2 million, respectively, which reflected an aggregate unrealized gain of $1.2 million and $0.8 million, respectively, and cumulative net amortization of $1.4 million at both June 30, 2010 and December 31, 2009. We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT.
One key variable in determining the fair value of our subordinated interest in CCMT is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at June 30, 2010 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	June 30, 2010	change	change
Fair value of our interest in CCMT	$12,566	$12,330	$12,099
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
CPA®:14 6/30/2010 10-Q — 10

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$48,393	$48,393	$—	$—
Marketable securities	263	263	—	—
Other securities (a)	16,231	—	—	16,231
Derivative assets	1,395	—	—	1,395

	$66,282	$48,656	$—	$17,626

Liabilities:
Derivative liabilities	$(1,955)	$—	$(1,955)	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$84,089	$84,089	$—	$—
Marketable securities	342	342	—	—
Other securities (a)	15,829	—	—	15,829
Derivative assets	1,494	—	—	1,494

	$101,754	$84,431	$—	$17,323

Liabilities:
Derivative liabilities	$(967)	$—	$(967)	$—

(a)	Other securities consist of our interest in the CCMT mortgage securitization and equity units in Rave Reviews Cinemas.
Assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated ventures.
CPA®:14 6/30/2010 10-Q — 11

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Three months ended June 30, 2010			Three months ended June 30, 2009
	Other	Derivative		Other	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
Beginning balance	$15,966	$1,560	$17,526	$13,339	$1,122	$14,461
Total gains or losses (realized and unrealized):
Included in earnings	—	(165)	(165)	—	344	344
Included in other comprehensive income	274	—	274	392	—	392
Amortization and accretion	(9)	—	(9)	(72)	—	(72)
Purchases, issuances, and settlements	—	—	—	—	(71)	(71)

Ending balance	$16,231	$1,395	$17,626	$13,659	$1,395	$15,054

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(165)	$(165)	$—	$314	$314

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Six months ended June 30, 2010			Six months ended June 30, 2009
	Other	Derivative		Other	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
Beginning balance	$15,829	$1,494	$17,323	$13,787	$1,601	$15,388
Total gains or losses (realized and unrealized):
Included in earnings	—	(87)	(87)	—	(49)	(49)
Included in other comprehensive income	446	—	446	18	—	18
Amortization and accretion	(44)	—	(44)	(146)	—	(146)
Purchases, issuances, and settlements	—	(12)	(12)	—	(157)	(157)

Ending balance	$16,231	$1,395	$17,626	$13,659	$1,395	$15,054

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(99)	$(99)	$—	$(165)	$(165)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$686,315	$674,366	$805,663	$763,456
Marketable securities (a)	268	263	253	342

(a)	Carrying value represents historical cost for marketable securities.
We determined the estimated fair value of our debt instruments and other securities using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2010 and December 31, 2009.
CPA®:14 6/30/2010 10-Q — 12

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Non-Recurring Basis
We perform a quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three and six months ended June 30, 2010 based on market conditions and assumptions at June 30, 2010. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three and six months ended June 30, 2010. Refer to Note 9 for additional information regarding these impairment charges. We did not record any impairment charges on our nonfinancial assets during the three and six months ended June 30, 2009. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended June 30, 2010		Six months ended June 30, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Net investments in properties	$13,809	$886	$13,809	$2,741
Net investment in direct financing leases	—	—	3,000	2,209

	$13,809	$886	$16,809	$4,950

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
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages in the paragraph below represent 100% of our consolidated ownership and do not include the pro rata shares of our equity investments.
At June 30, 2010, the majority of our directly-owned real estate properties were located in the U.S. (84%) with the remainder primarily leased to one tenant in France, Carrefour France, SAS (12%), based on the percentage of our annualized contractual minimum base rent for the second quarter of 2010. At June 30, 2010, our directly-owned real estate properties contained concentrations in the following asset types: industrial (32%), warehouse/distribution (30%), office (19%) and retail (11%); and in the following tenant industries: retail (27%) and electronics (12%).
We have several properties that are partially or completely vacant at June 30, 2010 as a result of the rejection of our leases by tenants in connection with bankruptcy or liquidation proceedings during 2009. As a result of certain tenant defaults, we suspended debt service on two non-recourse mortgage loans that had an aggregate outstanding balance of $16.2 million at both June 30, 2010 and December 31, 2009. During the first quarter of 2010, we returned to the lender a property that had collateralized a non-recourse mortgage loan with an outstanding balance of $27.6 million and during the second quarter of 2010, the court appointed a receiver on an additional property as a result of a default by us on a non-recourse mortgage debt with an outstanding balance of $19.4 million (Note 13).
CPA®:14 6/30/2010 10-Q — 13

Notes to Consolidated Financial Statements
Note 9. Impairment Charges
We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we then perform a future net cash flow analysis discounted for inherent risk associated with each investment.
Impairment charges recognized during the three and six months ended June 30, 2010 were $0.9 million and $5.0 million, respectively, and are described below:
Tower Automotive Inc.
During the second quarter of 2010, we recognized an impairment charge of $0.4 million on a property leased to Tower Automotive Inc. to reduce its carrying value of $4.9 million to its estimated fair value of $4.5 million, which reflects the estimated selling price; however, there can be no assurance that we will be able to sell this property. At June 30, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
Atrium Companies, Inc.
During the first quarter of 2010, we recognized an impairment charge of $2.2 million on a property leased to Atrium Companies, Inc. (“Atrium”) to reduce its carrying value of $5.2 million to its estimated fair value of $3.0 million. Atrium operated under bankruptcy protection between January 2010 and April 2010. In connection with its reorganization under bankruptcy, Atrium agreed to seek a third-party buyer for this property for not less than $3.0 million. At June 30, 2010, this property was classified as Net investment in direct financing leases in the consolidated financial statements.
Metaldyne Company
During the first quarter of 2010, we recognized an impairment charge of $1.6 million on a vacant property formerly leased to Metaldyne Company (“Metaldyne”) to reduce its carrying value of $4.1 million to its estimated fair value of $2.5 million in connection with the property’s potential sale. During the second quarter of 2010, we recognized an additional impairment charge of $0.5 million on the same property to further reduce its carrying value to its estimated selling price of $2.0 million; however, there can be no assurance that we will be able to sell this property. At June 30, 2010, this property was classified as Net investment in properties in the consolidated financial statements. During the year ended December 31, 2009, we recognized impairment charges totaling $4.0 million on other properties that were leased to Metaldyne.
Nexpak Corporation
During the first quarter of 2010, we recognized an impairment charge of $0.3 million on a vacant property previously leased to Nexpak Corporation (“Nexpak”) to reduce its carrying value of $7.6 million to its estimated fair value of $7.3 million in connection with a potential sale; however, there can be no assurance that we will be able to sell this property. Nexpak vacated the property in 2009 subsequent to filing for bankruptcy and terminating its lease with us in bankruptcy court. We recognized impairment charges totaling $3.5 million on this property during the year ended December 31, 2009. At June 30, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
CPA®:14 6/30/2010 10-Q — 14

Notes to Consolidated Financial Statements
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three and six months ended June 30, 2010. The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:14	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2010	$664,700	$647,194	$17,506
Shares issued	8,068	8,068	—
Contributions	1,020	—	1,020
Net income	39,533	38,180	1,353
Distributions	(41,201)	(34,600)	(6,601)
Change in other comprehensive loss	(9,584)	(9,566)	(18)
Shares repurchased	(826)	(826)	—

Balance at June 30, 2010	$661,710	$648,450	$13,260

		CPA®:14	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2009	$743,200	$726,652	$16,548
Shares issued	9,606	9,606	—
Net income	25,834	24,568	1,266
Distributions	(36,210)	(34,473)	(1,737)
Change in other comprehensive income	1,368	1,354	14
Shares repurchased	(21,882)	(21,882)	—

Balance at June 30, 2009	$721,916	$705,825	$16,091

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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At June 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.2 million and $0.1 million, respectively, that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both June 30, 2010 and December 31, 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2003 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
CPA®:14 6/30/2010 10-Q — 15

Notes to Consolidated Financial Statements
Note 13. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
In June 2010, a consolidated subsidiary consented to a court order appointing a receiver following an event of a default by us on a non-recourse debt obligation involving a property that was previously leased to Buffets Inc. As we no longer have control over the activities which most significantly impact the economic performance of this subsidiary following possession by the receiver during June 2010, the subsidiary was deconsolidated during the six months ended June 30, 2010. At the date of deconsolidation, the property had a carrying value of $6.6 million, reflecting the impact of impairment charges totaling $8.1 million recognized in 2009, and the non-recourse mortgage loan had an outstanding balance of $19.4 million. In connection with this deconsolidation, we recognized a gain of $12.9 million. We believe that our retained interest in this deconsolidated entity has a fair value of zero at June 30, 2010. We have recorded the operations and gain recognized upon deconsolidation as discontinued operations.
During the six months ended June 30, 2010, we sold two domestics properties back to each of their respective tenants for a total price of $11.1 million, net of selling costs, and recognized a net loss on the sales of $0.4 million. In connection with one of the property sales, we used a portion of the sale proceeds to defease a non-recourse mortgage debt of $1.5 million on the related property. All amounts are inclusive of affiliates’ noncontrolling interests in the properties.
In March 2010, we returned a property previously leased to Nortel Networks Inc. (“Nortel”) to the lender in exchange for the lender’s agreement to release us from all mortgage loan obligations. After Nortel filed for bankruptcy and disaffirmed its lease with us in 2009, we entered into a direct lease with the existing subtenant; however, the new tenant defaulted on its rental obligation and the property was vacant at the date of disposition. At March 31, 2010, the property had a carrying value of $17.0 million, reflecting the impact of impairment charges totaling $22.2 million incurred in the fourth quarter of 2009, and the non-recourse mortgage loan had an outstanding balance of $27.6 million. In connection with this disposition, we recognized a gain on the extinguishment of debt of $11.4 million.
In May 2009, we sold a domestic property to a third party for $22.3 million, net of selling costs, and recognized a gain on the sale of $8.2 million. This property was encumbered by non-recourse mortgage debt of $12.2 million, which was subsequently re-collateralized with other properties.
In February 2009, we sold a property for $3.9 million, net of selling costs, and recognized a gain on the sale of $0.4 million, excluding impairment charges recognized in prior years totaling $2.9 million. In connection with the sale, we defeased the existing non-recourse mortgage loan on the property of $2.7 million.
The results of operations for properties that have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$94	$3,109	$1,171	$5,312
Expenses	(191)	(3,761)	(1,667)	(9,257)
Gain on extinguishment of debt	—	—	11,376	—
Gain on deconsolidation of a subsidary	12,870	—	12,870	—
(Loss) gain on sale of real estate	(317)	8,209	(356)	8,611

Income from discontinued operations	$12,456	$7,557	$23,394	$4,666

CPA®:14 6/30/2010 10-Q — 16

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
Business Overview
We are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 1997 and are managed by the advisor.
Financial Highlights
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total revenues	$37,846	$38,813	$78,446	$76,886
Net income attributable to CPA®:14 shareholders	21,419	18,584	38,180	24,568
Cash flow from operating activities			44,316	40,464

Distributions paid	17,250	17,277	34,393	34,593

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$16,710	$22,112	$36,609	$43,242
Adjusted cash flow from operating activities			46,307	47,226
We consider the performance metrics listed above, including certain non-GAAP metrics such as Funds from operations — as adjusted, or AFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. Please see Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenues decreased slightly for the three months ended June 30, 2010 as compared to the same period in 2009 and increased slightly for the six months ended June 30, 2010 as compared to the same period in 2009. These fluctuations were primarily due to the substantially offsetting positive impact of scheduled rent increases at several properties and the negative impact of recent tenant activity, including the restructuring of leases due to tenant defaults and lease rejections in bankruptcy court.
Net income attributable to CPA®:14 shareholders increased for both the three and six months ended June 30, 2010 as compared to the same periods in 2009. We recognized net gains on the sale of real estate, the extinguishment of debt and the deconsolidation of a subsidiary in the current year periods, which are reflected in discontinued operations. These increases in net income were partially offset by a decline in income from continuing operations in the current year periods primarily due to impairments recognized during the first and second quarters of 2010.
Cash flow from operating activities in the six months ended June 30, 2010 was favorably impacted by the release of restricted assets held by lenders as a result of the repayment of matured non-recourse mortgage loans and the satisfaction of a mortgage loan by a return of the underlying property back to the lender.
Our quarterly cash distribution increased to $0.2001 per share for the second quarter of 2010, which equates to $0.80 per share on an annualized basis.
CPA®:14 6/30/2010 10-Q — 17

For both the three and six months ended June 30, 2010 as compared to the same periods in 2009, our AFFO supplemental measure decreased primarily as a result of adjustments related to the gains within discontinued operations, which were partially offset by the increases in net income. For the six months ended June 30, 2010 as compared to the same period in 2009, our adjusted cash flow supplemental measure decreased reflecting a decrease in distributions received from equity investments in real estate in excess of equity income.
Changes in Management
Gordon F. DuGan resigned as Chief Executive Officer and as a member of our board of directors effective July 6, 2010. Trevor P. Bond became interim Chief Executive Officer effective July 6, 2010. Mr. Bond has served as a director of the advisor since April 2007 and served as a director of several of the other CPA® REIT programs between 2005 and 2007. Mr. Bond will also serve as interim Chief Executive Officer for our advisor, as well as for CPA®:15, CPA®:16 — Global and CPA®:17 — Global.
Also effective July 6, 2010, Mark J. DeCesaris became our Chief Financial Officer. Mr. DeCesaris had served as our acting Chief Financial Officer since November 2005. Mr. DeCesaris will also serve as Chief Financial Officer for our advisor, as well as for CPA®:15, CPA®:16 — Global and CPA®:17 — Global.
Effective July 22, 2010, Richard J. Pinola resigned from our board of directors and all committees thereof of which he was a member. Mr. Pinola will remain an independent director of CPA®:15 and CPA®:16 — Global and has also joined the board of directors of CPA®:17 — Global as an independent director as of the same date.
Recent Developments
In our Quarterly Report on Form 10-Q for the period ended March 31, 2010, we announced that we believed we had recently seen an easing of the global economic and financial crisis that had severely curbed liquidity in the credit and real estate financing markets, and that, as a result, we had asked our advisor to recommence its review of possible liquidity alternatives for us. Subsequent to that Report, our board of directors formed a special committee of independent directors to explore possible liquidity transactions, including transactions proposed by our advisor. The special committee is authorized to retain, and has retained, legal and financial advisors to assist the committee in its review. A liquidity transaction could take a variety of forms, including, without limitation, a merger and/or sale of assets, and, like prior liquidity transactions undertaken by other CPA® programs, it could involve one or more other CPA® REITs and/or affiliates of our advisor. The execution of a liquidity transaction could be affected by a variety of factors, such as the availability of financing on acceptable terms, conditions in the economy and the commercial real estate market and the performance of our tenants, many of which are outside of our control. There can be no assurance that the special committee’s efforts will result in the occurrence of a liquidity transaction in the near future or at all.
Current Trends
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. While these factors reflect favorably on our business, the economic recovery remains weak, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business segments, and our response to those trends, is presented below.
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
During 2008 and 2009, we experienced a significant increase in tenant defaults as companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. Our experience for the first half of 2010 reflects an improvement from the unusually high level of tenant defaults that we experienced during 2008 and 2009. There were two tenant defaults during the first half of 2010 as compared to four during the first half of 2009. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. We have recently observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however, it is possible that additional tenants may file for bankruptcy or default on their leases during 2010, and that economic conditions may again deteriorate.
CPA®:14 6/30/2010 10-Q — 18

To mitigate these risks, we have looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties as well as protecting our rights when tenants default or enter into bankruptcy.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 16% and 17% of our annualized lease revenues for the first six months of 2010 and 2009, respectively. The average rate for the U.S. dollar in relation to the Euro during the first six months of 2010 was relatively unchanged in comparison to the same period in 2009. However, the U.S. dollar has strengthened against the Euro, as the conversion rate at June 30, 2010 decreased 15% to 1.2208 from 1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at June 30, 2010 as compared to our balance sheet at December 31, 2009. A significant decline in the value of the Euro could have a material negative impact on our future results, financial position and cash flows.
Capital Markets
We have recently seen a gradual improvement in capital market conditions. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ conservative underwriting standards. We have seen commercial real estate capitalization rates decline from credit crisis highs, especially for high quality assets or assets leased to tenants with strong credit.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During the first half of 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved. When we obtain variable-rate debt, we generally attempt to implement interest rate caps or swaps to mitigate the impact of variable-rate financing.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macroeconomic factors, including but not limited to growth in gross domestic product, or GDP, unemployment, interest rates, commercial inflation, and demographics. Since the beginning of the current credit crisis, these macro-economic factors have negatively impacted real estate fundamentals, resulting in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values, there is still general uncertainty surrounding commercial real estate fundamentals and property valuations. We are chiefly affected by changes in estimated net asset values of our properties, inflation, lease expirations, tenant defaults and occupancy rates.
Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the first half of 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
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
CPA®:14 6/30/2010 10-Q — 19

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
Lease Expirations and Occupancy
At June 30, 2010, we had no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, the advisor may seek replacement tenants or try to sell the property.
Our occupancy remained at 95% at June 30, 2010 as compared to December 31, 2009. Based on tenant activity during 2009 and the first half of 2010, including lease amendments and early lease renewals, we expect that 2010 annualized contractual lease revenue will decrease by approximately 10%, as compared with 2009 annualized contractual lease revenue. This amount may fluctuate based on additional tenant activity and changes in economic conditions, both of which are outside of our control.
Proposed Accounting Changes
The International Accounting Standards Board and FASB are nearing the issuance of an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. At this time, we are unable to determine whether this proposal will have a material impact on our business.
Results of Operations
Our evaluation of the sources of lease revenues is as follows (in thousands):

	Six months ended June 30,
	2010	2009
Rental income	$68,216	$67,195
Interest income from direct financing leases	7,041	7,240

	$75,257	$74,435

CPA®:14 6/30/2010 10-Q — 20

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Six months ended June 30,
Lessee	2010	2009
Carrefour France, SAS (a) (b)	$11,969	$9,401
PETsMART, Inc.(c)	4,130	4,130
Federal Express Corporation (c)	3,548	3,509
Dick’s Sporting Goods, Inc.	3,469	3,469
Atrium Companies, Inc. (d)	2,659	2,624
Tower Automotive, Inc. (d)	2,302	2,302
Katun Corporation (a)	2,284	2,179
Perkin Elmer, Inc. (a)	2,159	2,167
Caremark Rx, Inc.	2,150	2,150
Amylin Pharmaceuticals, Inc. (e)	2,014	—
McLane Company Food Service Inc.	1,893	1,865
Amerix Corp.	1,620	1,620
Rave Reviews Cinemas LLC	1,527	1,493
Gibson Guitar Corp. (c)	1,407	1,345
Builders FirstSource, Inc. (c)	1,381	1,355
Gerber Scientific, Inc.	1,334	1,334
Waddington North America, Inc.	1,302	1,268
Collins & Aikman Corporation	1,276	1,276
McCoy Workplace Solutions, L.P. (c)	328	328
Other (a)	26,505	30,620

	$75,257	$74,435

(a)	Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase was due to CPI-based (or equivalent) rent increases and lease restructuring.

(c)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $4.3 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively.

(d)	We recognized impairment charges on these investments during the three and six months ended June 30, 2010 (Note 9).

(e)	We consolidated this venture beginning with the third quarter of 2009 (Note 4).
CPA®:14 6/30/2010 10-Q — 21

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at	Six months ended June 30,
Lessee	June 30, 2010	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$17,216	$17,140
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (b)	12%	16,154	14,258
True Value Company	50%	7,213	7,213
Advanced Micro Devices, Inc.	67%	5,587	5,587
Life Time Fitness, Inc. and Town Sports International Holdings, Inc.	56%	5,162	5,154
CheckFree Holdings, Inc.	50%	2,538	2,477
Compucom Systems, Inc.	67%	2,510	2,510
Best Buy Co., Inc.	37%	2,285	2,274
Del Monte Corporation	50%	1,763	1,894
The Upper Deck Company	50%	1,597	1,597
Dick’s Sporting Goods, Inc.	45%	1,561	1,561
ShopRite Supermarkets, Inc.	45%	1,240	1,237
Amylin Pharmaceuticals, Inc. (c)	50%	—	1,671

		$64,826	$64,573

(a)	In addition to lease revenues, the venture also earned interest income of $13.1 million and $12.9 million on a note receivable for the six months ended June 30, 2010 and 2009, respectively. Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	The increase was due to a CPI-based (or equivalent) rent increase.

(c)	We consolidated this venture beginning with the third quarter of 2009 (Note 4).
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
For the three months ended June 30, 2010 as compared to the same period in 2009, lease revenues decreased by $0.4 million. Lease revenues decreased by $2.3 million as a result of 2009 tenant activity, including the restructuring of leases due to tenant defaults and lease rejections in bankruptcy court, and by $0.4 million as a result of the negative impact of fluctuations in foreign currency exchange rates. These decreases were partially offset by scheduled rent increases at several properties totaling $1.3 million and an increase of $0.8 million as a result of an adjustment we made in the third quarter of 2009 to account for a venture, Amylin Pharmaceuticals, Inc., under the consolidation method that was previously accounted for under the equity method (Note 4).
For the six months ended June 30, 2010 as compared to the same period in 2009, lease revenues increased by $0.8 million. Lease revenues increased by $3.1 million due to scheduled rent increases at several properties and by $1.7 million as a result of an adjustment we made in the third quarter of 2009 as described above. These increases were partially offset by a decrease in lease revenues of $4.1 million as a result of 2009 tenant activity, including the restructuring of leases due to tenant defaults and lease rejections in bankruptcy court.
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
CPA®:14 6/30/2010 10-Q — 22

For the three months ended June 30, 2010 as compared to the same period in 2009, other operating income decreased by $0.6 million, primarily due to a decrease in reimbursable tenant costs.
For the six months ended June 30, 2010 as compared to the same period in 2009, other operating income increased by $0.7 million, primarily due to income recognized in connection with the forgiveness of a loan to us by one of our tenants.
Property Expenses
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, property expenses increased by $0.8 million and $1.5 million, respectively, primarily due to increases in costs related to current and former tenants who are experiencing financial difficulties or have filed for bankruptcy totaling $1.4 million and $2.1 million for the three and six month periods, respectively. These increases were partially offset by a decrease in asset management and performance fees payable to the advisor of $0.5 million and $0.9 million for the three and six month periods, respectively, primarily as a result of a decline in our annual estimated net asset valuation at December 31, 2009 (as noted in Current Trends — Net Asset Values above) and recent property sales.
Depreciation and Amortization
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, depreciation and amortization increased by $0.1 million and $0.8 million, respectively, primarily due to an adjustment we recorded in the third quarter of 2009 to record an unconsolidated venture, Amylin Pharmaceuticals, Inc., under the consolidation method (Note 4).
Impairment Charges
For the three and six months ended June 30, 2010, we recorded impairment charges totaling $0.9 million and $5.0 million, respectively. We did not recognize any impairment charges during the three or six months ended June 30, 2009. The table below summarizes these impairment charges (in thousands):

	Three months ended	Six months ended
Lessee	June 30, 2010	June 30, 2010	Triggering Events
Tower Automotive Inc.	$400	$400	Potential sale of property
Atrium Companies, Inc.	—	2,209	Tenant filed for bankruptcy; potential sale of property
Metaldyne Company	486	2,089	Potential sale of property
Nexpak Corporation	—	252	Potential sale of property

Impairment charges	$886	$4,950

Interest Expense
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, interest expense decreased by $0.8 million and $0.9 million, respectively. Interest expense decreased by $0.9 million and $1.2 million, respectively, as a result of repaying or refinancing debt during 2009 and 2010, and by $0.4 million and $0.8 million, respectively, as a result of making scheduled mortgage principal payments, which reduced the balances on which interest was incurred. These decreases were substantially offset by additional interest expense of $0.6 million and $1.1 million, respectively, recognized in connection with the consolidation of a venture beginning in the third quarter of 2009 (Note 4).
Discontinued Operations
For the three and six months ended June 30, 2010, income from discontinued operations totaled $12.5 million and $23.4 million, respectively. During the three and six months ended June 30, 2010, we recognized a gain on the deconsolidation of a subsidiary in the amount of $12.9 million because we ceased to exercise control over activities which most significantly impact its economic performance. Additionally, during the first quarter of 2010, we recognized a gain on the extinguishment of debt of $11.4 million following an event of default by us and the subsequent return of the related property to the lender in exchange for the lender’s agreement to release us from all mortgage loan obligations
For the three and six months ended 2009, income from discontinued operations totaled $7.6 million and $4.7 million, respectively primarily reflecting a second quarter gain of $8.2 million on the sale of a property partially offset by losses from operations of discontinued properties.
Net Income Attributable to CPA®:14 Shareholders
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, the resulting net income attributable to CPA®:14 shareholders increased by $2.8 million and $13.6 million, respectively.
CPA®:14 6/30/2010 10-Q — 23

Funds from Operations — as Adjusted (AFFO)
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, AFFO decreased by $5.4 million and $6.6 million, respectively. These decreases were primarily driven by adjustments related to the gains within discontinued operations of $12.9 million and $24.2 million for the three and six months ended June 30, 2010, respectively. These decreases were partially offset by the aforementioned increases in our results of operations. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:14 shareholders, see Supplemental Financial Measures below.
Financial Condition
Sources and Uses of Cash During the Period
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the six months ended June 30, 2010, we used cash flows from operating activities of $44.3 million to primarily fund distributions to shareholders of $34.4 million. We also made scheduled mortgage principal installments of $59.1 million, which included scheduled balloon payments totaling $49.9 million, and paid distributions of $6.6 million to affiliates who hold noncontrolling interests in various entities with us. Proceeds from a mortgage refinancing, cash distributions received from equity investments in real estate in excess of equity income (see Investing Activities below), contributions from affiliates who hold noncontrolling interests in various entities with us and our existing cash resources were also used to fund scheduled mortgage principal payments and distributions to holders of noncontrolling interests.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During the six months ended June 30, 2010, we received proceeds of $11.1 million from the sales of two properties and $7.0 million from the repayment of notes receivable that matured during the period. We also received distributions from our equity investments in real estate in excess of cumulative equity income of $2.7 million. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $2.6 million.
Financing Activities
As noted above, our principal financing activities consisted of making scheduled mortgage principal payments, including scheduled balloon payments, totaling $49.9 million, and paying distributions of $41.0 million to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We obtained $8.2 million as a result of refinancing two non-recourse mortgage loans that were scheduled to mature during the period. We also received $3.9 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $0.8 million to repurchase our shares under our redemption plan, as described below.
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
CPA®:14 6/30/2010 10-Q — 24

For the six months ended June 30, 2010, we redeemed 73,264 shares of our common stock pursuant to our redemption plan at an average price per share of $11.27, all of which were redeemed under the limited exceptions to the suspension noted above. We funded share redemptions during the six months ended June 30, 2010 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Our adjusted cash flow from operating activities for the six months ended June 30, 2010 was $46.3 million, a decrease of $0.9 million over the prior year period. While cash flow from operating activities increased by $3.9 million, it was more than offset by a $2.6 million decrease in distributions received from equity investments in real estate in excess of equity income and a $2.1 million decrease associated with changes in working capital. Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	June 30, 2010	December 31, 2009
Balance
Fixed rate	$579,679	$684,284
Variable rate (a)	106,636	121,379

Total	$686,315	$805,663

Percent of total debt
Fixed rate	84%	85%
Variable rate (a)	16%	15%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	7.1%	7.2%
Variable rate (a)	6.2%	6.2%

(a)	Variable rate debt at June 30, 2010 included (i) $18.2 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $6.5 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that convert to variable rates during their terms.
Cash Resources
At June 30, 2010, our cash resources consisted of cash and cash equivalents totaling $66.2 million. Of this amount, $6.0 million, at then current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $116.9 million. However, given the recent volatility in the commercial real estate markets, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $120.3 million will be due during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $16.0 million. In addition, our share of balloon payments due during the next twelve months on our unconsolidated ventures totals $9.1 million. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.
CPA®:14 6/30/2010 10-Q — 25

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal (a)	$684,998	$137,202	$298,443	$34,973	$214,380
Deferred acquisition fees — Principal	4,235	1,753	1,310	773	399
Interest on borrowings and deferred acquisition fees (b)	153,581	44,964	45,130	29,280	34,207
Subordinated disposition fees (c)	5,857	—	5,857	—	—
Property improvements commitments	848	848	—	—	—
Operating and other lease commitments (d)	33,179	1,119	2,269	2,260	27,531

	$882,698	$185,886	$353,009	$67,286	$276,517

(a)	Excludes $1.3 million of purchase accounting adjustments in connection with the Merger, which is included in Non-recourse debt at June 30, 2010.

(b)	Interest on unhedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2010.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame (see Current Trends above).

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 31.76%. These obligations total approximately $29.2 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2010. At June 30, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at June 30, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $2.2 million, with our share approximating $0.7 million. In addition, our maximum exposure to loss on these ventures was $13.2 million (inclusive of both our existing investment and the amount to fund our future commitment).
CPA®:14 6/30/2010 10-Q — 26

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at June 30, 2010 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-
Lessee	June 30, 2010	Total Assets	Party Debt	Maturity Date
ShopRite Supermarkets, Inc. (a)	45%	$16,196	$9,334	7/2010
The Upper Deck Company	50%	26,673	10,116	2/2011
Del Monte Corporation	50%	14,214	10,242	8/2011
Advanced Micro Devices, Inc.	67%	87,395	32,734	1/2012
Best Buy Co., Inc.	37%	42,417	24,245	2/2012
True Value Company	50%	130,069	68,489	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	295,337	162,279	5/2014
Checkfree Holdings, Inc.	50%	33,311	29,319	6/2016
Life Time Fitness, Inc. and Town Sports International Holdings, Inc.	56%	113,212	82,347	12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	32%	405,727	341,933	4/2017
Compucom Systems, Inc.	67%	31,791	21,109	3/2019
Dick’s Sporting Goods, Inc.	45%	27,749	22,025	1/2022

		$1,224,091	$814,172

(a)	In July 2010, the venture repaid the maturing non-recourse mortgage loan.

(b)	Ownership interest represents our combined interest in two ventures. Total assets exclude a note receivable from an unaffiliated third party. Total third-party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $287.4 million at June 30, 2010. Dollar amounts shown are based on the exchange rate of the Euro at June 30, 2010.
Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain supplemental measures that are not defined by GAAP (“non-GAAP measures”) in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
Funds from Operations — as Adjusted
Funds from Operations, (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items, however FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are to be included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
We modify the NAREIT computation of FFO to include other adjustments to GAAP net income for certain non-cash charges, where applicable, such as gains or losses from extinguishment of debt and deconsolidation of subsidiaries, amortization of intangibles, straight-line rents, impairment charges on real estate and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as “Funds from Operations — as Adjusted,” or AFFO, and we employ it as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies. We exclude these items from GAAP net income as they are not the primary drivers in our decision-making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. As a result, we believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better understand and measure the performance of our business over time without the potentially distorting impact of these short-term fluctuations.
CPA®:14 6/30/2010 10-Q — 27

FFO and AFFO for the three and six months ended June 30, 2010 and 2009 are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income attributable to CPA®:14 shareholders	$21,419	$18,584	$38,180	$24,568
Adjustments:
Depreciation and amortization of real property	7,582	7,821	15,630	15,819
Loss (gain) on sale of real estate	317	(8,209)	356	(8,611)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	1,557	5,650	6,548	10,221
Gain on sale of real estate	(221)	—	(221)	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(574)	(408)	(1,057)	(853)

Total adjustments	8,661	4,854	21,256	16,576

FFO — as defined by NAREIT	30,080	23,438	59,436	41,144

Adjustments:
Gain on extinguishment of debt	—	—	(11,376)	—
Gain on deconsolidation of subsidiary	(12,870)	—	(12,870)	—
Other depreciation, amortization and non-cash charges	253	(346)	242	68
Straight-line and other rent adjustments	(1,464)	(835)	(3,691)	2,598
Impairment charges	886	—	4,950	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	(302)	(95)	(237)	(277)
Straight-line and other rent adjustments	39	(85)	(23)	(343)
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	88	35	178	52

Total adjustments	(13,370)	(1,326)	(22,827)	2,098

AFFO	$16,710	$22,112	$36,609	$43,242

Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
CPA®:14 6/30/2010 10-Q — 28

We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.
Adjusted cash flow from operating activities for the six months ended June 30, 2010 and 2009 is presented below (in thousands):

	Six months ended June 30,
	2010	2009
Cash flow provided by operating activities	$44,316	$40,464
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	2,718	5,270
Distributions paid to noncontrolling interests, net	(1,814)	(1,740)
Changes in working capital	1,087	3,232

Adjusted cash flow from operating activities	$46,307	$47,226

Distributions declared	$34,552	$34,711

While we believe our FFO, AFFO and Adjusted cash flow from operating activities are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO, AFFO and Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO, AFFO and Adjusted cash flow from operating activities measures.
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
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in connection with the Merger. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At June 30, 2010, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2010, we estimate that our total interest in CCMT had a fair value of $12.6 million, an increase of $0.4 million from the fair value at December 31, 2009.
CPA®:14 6/30/2010 10-Q — 29

We are also exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $2.0 million, at June 30, 2010.
In connection with a German transaction in 2007, two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized gain of $0.9 million and $0.7 million during the three and six months ended June 30, 2010, respectively, representing the total amounts attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At June 30, 2010, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during their term. The annual interest rates on our fixed rate debt at June 30, 2010 ranged from 5.5% to 8.3%. The annual interest rates on our variable rate debt at June 30, 2010 ranged from 5.2% to 6.8%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$24,756	$263,783	$129,871	$4,080	$19,152	$138,037	$579,679	$568,257
Variable rate debt	$2,508	$5,049	$5,090	$5,505	$5,921	$82,563	$106,636	$106,109
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2010 by an aggregate increase of $18.5 million or an aggregate decrease of $17.5 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at June 30, 2010 would increase or decrease by $0.8 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For the six months ended June 30, 2010, Carrefour France, SAS, which leases properties from us in France, contributed 16% of lease revenues. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the six months ended June 30, 2010, we recognized net realized and unrealized foreign currency transaction losses of $0.4 million and $0.1 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
CPA®:14 6/30/2010 10-Q — 30

Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At June 30, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.4 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our interim chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:14 6/30/2010 10-Q — 31

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2010, we issued 172,155 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $11.80 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities:
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
April			N/A	N/A
May			N/A	N/A
June	42,357	$11.28	N/A	N/A

Total	42,357

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable in any period depends on the availability of funds generated by our dividend reinvestment and share purchase plan and other factors at the discretion of our board of directors. In September 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, subject to limited exceptions in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues at the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. The shares shown were repurchased pursuant to the limited exceptions to the suspension noted above. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 6/30/2010 10-Q — 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 8/13/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer (Principal Financial Officer)

Date 8/13/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)
CPA®:14 6/30/2010 10-Q — 33

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 6/30/2010 10-Q — 34