Form 10-Q
period 2010-09-30
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2010-11-12
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 87,156,233 shares of common stock, $.001 par value, outstanding at November 5, 2010.

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
CPA®:14 9/30/2010 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost	$1,176,911	$1,255,966
Accumulated depreciation	(218,568)	(215,967)

Net investments in properties	958,343	1,039,999
Net investments in direct financing leases	107,372	112,428
Assets held for sale	18,913	8,651
Equity investments in real estate	127,225	149,393

Net investments in real estate	1,211,853	1,310,471
Cash and cash equivalents	83,757	93,310
Intangible assets, net	58,420	63,804
Other assets, net	77,061	84,384

Total assets	$1,431,091	$1,551,969

Liabilities and Equity
Liabilities:
Non-recourse debt	$694,108	$805,663
Accounts payable, accrued expenses and other liabilities	21,896	19,975
Prepaid and deferred rental income and security deposits	27,568	28,108
Due to affiliates	13,481	16,380
Distributions payable	17,411	17,143

Total liabilities	774,464	887,269

Commitments and contingencies (Note 11)
Equity:
CPA®:14 shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 96,085,228 and 95,058,267 shares issued, respectively	96	95
Additional paid-in capital	946,116	934,117
Distributions in excess of accumulated earnings	(201,561)	(190,437)
Accumulated other comprehensive income	5,711	8,838

	750,362	752,613
Less, treasury stock at cost, 9,077,968 and 8,955,254 shares, respectively	(106,800)	(105,419)

Total CPA®:14 shareholders’ equity	643,562	647,194
Noncontrolling interests	13,065	17,506

Total equity	656,627	664,700

Total liabilities and equity	$1,431,091	$1,551,969

See Notes to Consolidated Financial Statements.
CPA®:14 9/30/2010 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Rental income	$33,459	$36,976	$101,750	$102,483
Interest income from direct financing leases	3,391	3,550	10,432	10,790
Other operating income	1,615	1,231	4,228	3,445

	38,465	41,757	116,410	116,718

Operating Expenses
Property expenses	(7,198)	(7,531)	(24,151)	(22,796)
Depreciation and amortization	(7,561)	(10,414)	(22,749)	(25,004)
General and administrative	(2,079)	(1,569)	(5,422)	(4,889)
Impairment charges	(4,452)	(4,027)	(9,402)	(4,027)

	(21,290)	(23,541)	(61,724)	(56,716)

Other Income and Expenses
(Loss) income from equity investments in real estate	(1,543)	3,878	5,837	10,982
Other interest income	410	418	1,325	1,194
Other income and (expenses)	353	376	(308)	250
Gain on sale of real estate	351	—	351	—
Interest expense	(12,321)	(15,703)	(39,079)	(43,182)

	(12,750)	(11,031)	(31,874)	(30,756)

Income from continuing operations before income taxes	4,425	7,185	22,812	29,246
Provision for income taxes	(734)	(956)	(2,376)	(2,483)

Income from continuing operations	3,691	6,229	20,436	26,763

Discontinued Operations
Loss from operations of discontinued properties	(286)	(1,416)	(1,388)	(4,727)
Gain on extinguishment of debt	—	—	11,376	—
Gain on deconsolidation of a subsidiary	—	—	12,870	—
(Loss) gain on sale of real estate	—	—	(356)	8,611
Impairment charges	—	(16,852)	—	(16,852)

(Loss) income from discontinued operations	(286)	(18,268)	22,502	(12,968)

Net Income (Loss)	3,405	(12,039)	42,938	13,795
Less: Net income attributable to noncontrolling interests	(697)	(94)	(2,050)	(1,360)

Net Income (Loss) Attributable to CPA®:14 Shareholders	$2,708	$(12,133)	$40,888	$12,435

Earnings (Loss) Per Share
Income from continuing operations attributable to CPA®:14 shareholders	$0.03	$0.07	$0.21	$0.29
(Loss) income from discontinued operations attributable to CPA®:14 shareholders	—	(0.21)	0.26	(0.15)

Net income (loss) attributable to CPA®:14 shareholders	$0.03	$(0.14)	$0.47	$0.14

Weighted Average Shares Outstanding	86,936,565	86,893,294	86,610,442	87,442,533

Amounts Attributable to CPA®:14 Shareholders
Income from continuing operations, net of tax	$2,994	$6,216	$18,373	$25,539
(Loss) income from discontinued operations, net of tax	(286)	(18,349)	22,515	(13,104)

Net income (loss)	$2,708	$(12,133)	$40,888	$12,435

Distributions Declared Per Share	$0.2001	$0.1986	$0.5998	$0.5943

See Notes to Consolidated Financial Statements.
CPA®:14 9/30/2010 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Income (Loss)	$3,405	$(12,039)	$42,938	$13,795
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	6,997	2,295	(1,270)	2,225
Change in unrealized gain on marketable securities	318	770	669	825
Change in unrealized (loss) gain on derivative instruments	(863)	348	(2,532)	1,731

	6,452	3,413	(3,133)	4,781

Comprehensive income (loss)	9,857	(8,626)	39,805	18,576

Amounts Attributable to Noncontrolling Interests:
Net income	(697)	(94)	(2,050)	(1,360)
Change in unrealized (gain) loss on marketable securities	(12)	(9)	6	(23)

Comprehensive income attributable to noncontrolling interests	(709)	(103)	(2,044)	(1,383)

Comprehensive Income (Loss) Attributable to CPA®:14 Shareholders	$9,148	$(8,729)	$37,761	$17,193

See Notes to Consolidated Financial Statements.
CPA®:14 9/30/2010 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2010	2009
Cash Flows — Operating Activities
Net income	$42,938	$13,795
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	25,269	26,520
Straight-line rent adjustments and amortization of rent-related intangibles	(3,398)	5,466
Income from equity investments in real estate in excess of distributions received	5,287	350
Issuance of shares to affiliate in satisfaction of fees due	6,259	7,108
Realized loss (gain) on foreign currency transactions, derivative instruments and other, net	384	(154)
Realized loss (gain) on sale of real estate	5	(8,611)
Realized gain on extinguishment of debt	(11,376)	—
Gain on deconsolidation of a subsidiary	(12,870)	—
Unrealized loss on foreign currency transactions, derivative instruments and other, net	(76)	(96)
Impairment charges	9,402	20,879
Change in other operating assets and liabilities, net	6,381	(692)

Net cash provided by operating activities	68,205	64,565

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	21,029	9,652
Contributions to equity investments	(4,833)	(5,344)
Capitalized expenditures	(489)	(2,855)
Proceeds from repayment of notes receivable	7,000	—
Proceeds from sale of real estate and securities	14,112	26,247
Increase in cash due to consolidation of a venture	—	309
Payment of deferred acquisition fees to an affiliate	(2,645)	(3,638)

Net cash provided by investing activities	34,174	24,371

Cash Flows — Financing Activities
Distributions paid	(51,744)	(51,787)
Distributions paid to noncontrolling interests	(7,875)	(1,197)
Contributions from noncontrolling interests	1,390	—
Proceeds from mortgages	13,200	27,750
Prepayment of mortgage principal	—	(22,219)
Scheduled payments of mortgage principal	(70,564)	(40,301)
Deferred financing costs and mortgage deposits	(472)	(760)
Proceeds from stock issuance, net of costs	5,741	6,781
Purchase of treasury stock	(1,381)	(38,114)

Net cash used in financing activities	(111,705)	(119,847)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(227)	468

Net decrease in cash and cash equivalents	(9,553)	(30,443)
Cash and cash equivalents, beginning of period	93,310	125,746

Cash and cash equivalents, end of period	$83,757	$95,303

See Notes to Consolidated Financial Statements.
CPA®:14 9/30/2010 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 14 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At September 30, 2010, our portfolio was comprised of our full or partial ownership interests in 309 properties, substantially all of which were triple-net leased to 87 tenants, and totaled approximately 29 million square feet (on a pro rata basis) with an occupancy rate of approximately 95%. We were formed in 1997 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any VIEs. We do not have any previously consolidated VIEs. The adoption of this amended guidance did not affect our financial position and results of operations.
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
CPA®:14 9/30/2010 10-Q — 6

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
We did not enter into any investments during 2010. During the nine months ended September 30, 2009, we capitalized acquisition costs and fees of $0.1 million in connection with our investment activity.
Information about International Geographic Areas
At September 30, 2010, our international investments were comprised of investments in the European Union. Revenues from these investments totaled $7.9 million and $8.8 million for the three months ended September 30, 2010 and 2009, respectively, and $24.3 million and $22.8 million for the nine months ended September 30, 2010 and 2009, respectively. Internationally, our net investments in real estate totaled $194.1 million and $209.0 million at September 30, 2010 and December 31, 2009, respectively.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective October 1, 2010. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of our cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2010 and 2009, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. We incurred base asset management fees of $2.5 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively, and $7.5 million and $8.2 million for the nine months ended September 30, 2010 and 2009, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At September 30, 2010, the advisor owned 7,851,001 shares (9.0%) of our common stock.
Transaction Fees
We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average approximately 4.5% of the aggregate costs of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the investment is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the seven calendar years following the date on which the investment was purchased, subject to satisfaction of the 7% performance criterion. Interest on unpaid installments is 6% per year. In connection with our merger with Corporate Property Associates 12 Incorporated (“CPA®:12”) on December 1, 2006 (the “Merger”), we assumed deferred fees incurred by CPA®:12 totaling $2.7 million that bear interest at an annual rate of 7% and have scheduled installment payments through 2018. We did not incur any current or deferred acquisition fees during the three or nine months ended September 30, 2010. We incurred current and deferred acquisition fees of less than $0.1 million in each of the three and nine month periods ended September 30, 2009. Unpaid installments of deferred acquisition fees totaled $4.2 million and $6.9 million at September 30, 2010 and December 31, 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $2.6 million and $3.6 million in cash to the advisor in January 2010 and 2009, respectively. We also pay the advisor mortgage refinancing fees, which totaled $0.2 million for the three months ended September 30, 2009, and $0.1 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.
CPA®:14 9/30/2010 10-Q — 7

Notes to Consolidated Financial Statements
We also pay fees to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the Merger. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $6.1 million and $5.7 million at September 30, 2010 and December 31, 2009, respectively.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.7 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $2.1 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively, all of which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended September 30, 2010 and 2009 and $0.5 million for each of the nine months ended September 30, 2010 and 2009. Based on gross revenues through September 30, 2010, our current share of future minimum lease payments under this agreement would be $0.5 million annually through 2016.
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
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Land	$216,995	$228,279
Buildings	959,916	1,027,687
Less: Accumulated depreciation	(218,568)	(215,967)

	$958,343	$1,039,999

We did not acquire real estate assets during the nine months ended September 30, 2010. Impairment charges recognized on real estate assets are discussed in Note 9 and assets disposed of and deconsolidated are discussed in Note 13. The U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at September 30, 2010 decreased 5% to $1.3612 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our asset base as of September 30, 2010 as compared to December 31, 2009.
In connection with our acquisition of properties, we have recorded net lease intangibles of $86.3 million, which are being amortized over periods ranging from nine to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $1.4 million and $5.5 million for the three months ended September 30, 2010 and 2009, respectively, and $5.2 million and $8.6 million for the nine months ended September 30, 2010 and 2009, respectively.
CPA®:14 9/30/2010 10-Q — 8

Notes to Consolidated Financial Statements
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control, but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest at	Carrying Value at
Lessee	September 30, 2010	September 30, 2010	December 31, 2009
True Value Company	50%	$30,854	$31,433
Advanced Micro Devices, Inc. (a)	67%	16,314	33,571
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	32%	15,054	15,369
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	12,353	12,639
ShopRite Supermarkets, Inc. (c)	45%	10,880	6,719
Best Buy Co., Inc.	37%	10,328	11,183
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	10,160	10,343
Compucom Systems, Inc. (d)	67%	7,763	8,638
Del Monte Corporation	50%	6,604	7,233
The Upper Deck Company (e)	50%	6,290	11,491
Checkfree Holdings, Inc. (f)	50%	1,296	1,506
Dick’s Sporting Goods, Inc. (g)	45%	(671)	(732)

		$127,225	$149,393

(a)	In August 2010, this venture refinanced its existing non-recourse mortgage and distributed the net proceeds to the venture partners. Our share of the distribution was $16.0 million.

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	In July 2010, we made a $4.2 million contribution to this venture to pay off its maturing non-recourse mortgage.

(d)	The carrying value of this investment included our share of the net loss on interest rate swap derivative instruments recognized by the venture.

(e)	During the third quarter of 2010, we recognized an other-than-temporary impairment charge of $4.7 million to reduce the carrying value of this venture to its estimated fair value (Note 9).

(f)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(g)	In 2007, this venture obtained non-recourse mortgage financing of $23.0 million and distributed the proceeds to the venture partners. Our share of the distribution was $10.3 million, which exceeded our total investment in the venture at that time.
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
CPA®:14 9/30/2010 10-Q — 9

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2010	December 31, 2009
Assets	$1,582,626	$1,631,111
Liabilities	(1,251,132)	(1,280,887)

Partners’/members’ equity	$331,494	$350,224

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$37,109	$39,118	$116,457	$115,823
Expenses	(20,853)	(23,761)	(63,934)	(64,970)

Net income	$16,256	$15,357	$52,523	$50,853

We recognized (loss) income from equity investments in real estate of $(1.5) million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively, and $5.8 million and $11.0 million for the nine months ended September 30, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of Other comprehensive income (“OCI”) as part of equity. The following table sets forth certain information regarding our interest in CCMT (in thousands):

	Ratings
	Moody’s Investors		Fair Value at
Certificate Class	Service, Inc.	Fitch, Inc.	September 30, 2010	December 31, 2009
Class IO	Aaa	AAA	$354	$800
Class E	Baa3 – Caa	BBB- – CCC	12,529	11,363

			$12,883	$12,163

	September 30, 2010	December 31, 2009

Aggregate unrealized gain	$1,509	$785

Cumulative net amortization	$1,376	$1,372

We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT. One key variable in determining the fair value of our subordinated interest in CCMT is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at September 30, 2010 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	September 30, 2010	change	change
Fair value of our interest in CCMT	$12,883	$12,665	$12,452
The above sensitivity analysis is hypothetical, and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
CPA®:14 9/30/2010 10-Q — 10

Notes to Consolidated Financial Statements
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
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$70,629	$70,629	$—	$—
Marketable securities	303	303	—	—
Other securities (a)	16,548	—	—	16,548
Derivative assets	1,494	—	—	1,494

	$88,974	$70,932	$—	$18,042

Liabilities:
Derivative liabilities	$(2,464)	$—	$(2,464)	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$84,089	$84,089	$—	$—
Marketable securities	342	342	—	—
Other securities (a)	15,829	—	—	15,829
Derivative assets	1,494	—	—	1,494

	$101,754	$84,431	$—	$17,323

Liabilities:
Derivative liabilities	$(967)	$—	$(967)	$—

(a)	Other securities consist of our interest in the CCMT mortgage securitization and equity units in Rave Reviews Cinemas.
Assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated ventures.
CPA®:14 9/30/2010 10-Q — 11

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Three months ended September 30, 2010			Three months ended September 30, 2009
	Other	Derivative		Other	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
Beginning balance	$16,231	$1,395	$17,626	$13,659	$1,395	$15,054
Total gains or losses (realized and unrealized):
Included in earnings	—	99	99	—	231	231
Included in other comprehensive income	278	—	278	749	—	749
Amortization and accretion	39	—	39	(61)	—	(61)
Purchases, issuances, and settlements	—	—	—	—	—	—

Ending balance	$16,548	$1,494	$18,042	$14,347	$1,626	$15,973

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$99	$99	$—	$231	$231

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Other	Derivative		Other	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
Beginning balance	$15,829	$1,494	$17,323	$13,787	$1,601	$15,388
Total gains or losses (realized and unrealized):
Included in earnings	—	12	12	—	182	182
Included in other comprehensive income	724	—	724	767	—	767
Amortization and accretion	(5)	—	(5)	(207)	—	(207)
Purchases, issuances, and settlements	—	(12)	(12)	—	(157)	(157)

Ending balance	$16,548	$1,494	$18,042	$14,347	$1,626	$15,973

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$66	$66

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$694,108	$685,521	$805,663	$763,456
Marketable securities (a)	268	303	253	342

(a)	Carrying value represents historical cost for marketable securities.
We determined the estimated fair value of our debt instruments and marketable securities using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2010 and December 31, 2009.
CPA®:14 9/30/2010 10-Q — 12

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Non-Recurring Basis
We perform a quarterly assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three and nine months ended September 30, 2010 and 2009 based on market conditions and assumptions at September 30, 2010. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three and nine months ended September 30, 2010 and 2009. For additional information regarding these impairment charges, refer to Note 9 for impairment charges from continuing operations and Note 13 for impairment changes from discontinued operations. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended September 30, 2010		Nine months ended September 30, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$13,185	$4,452	$26,993	$7,193
Net investments in direct financing leases	—	—	3,000	2,209
Equity investments in real estate	6,221	4,736	6,221	4,736

	$19,406	$9,188	$36,214	$14,138

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$6,305	$4,027	$6,305	$4,027

Impairment Charges From Discontinued Operations:
Net investments in properties	22,428	16,852	22,428	16,852

	$28,733	$20,879	$28,733	$20,879

Note 8. Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized contractual lease revenues in certain areas, as described below. The percentages in the paragraph below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.
At September 30, 2010, the majority of our directly-owned real estate properties were located in the U.S. (82%) with the remainder primarily leased to one tenant in France, Carrefour France, SAS (14%), based on the percentage of our annualized contractual minimum base rent for the third quarter of 2010. At September 30, 2010, our directly-owned real estate properties contained concentrations in the following asset types: industrial (31%), warehouse/distribution (31%), office (19%) and retail (11%); and in the following tenant industries: retail (28%) and electronics (12%).
CPA®:14 9/30/2010 10-Q — 13

Notes to Consolidated Financial Statements
We have several properties that are partially or completely vacant at September 30, 2010 as a result of the rejection of our leases by tenants in connection with bankruptcy or liquidation proceedings during 2009. As a result of certain tenant defaults, at September 30, 2010, we suspended debt service on two non-recourse mortgage loans, with an aggregate outstanding balance of $16.2 million at both September 30, 2010 and December 31, 2009. In October 2010, one of these mortgage loans with an outstanding balance of $9.1 million at September 30, 2010 was paid in full. We are currently negotiating with the lender to pay off the other mortgage loan at a discount. In addition, during the first quarter of 2010, we returned to the lender a property that had collateralized a non-recourse mortgage loan with an outstanding balance of $27.6 million, and during the second quarter of 2010, the court appointed a receiver on an additional property because we stopped making payments on the related non-recourse mortgage debt with an outstanding balance of $19.4 million (Note 13).
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
The following table summarizes impairment charges recognized during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net investments in properties	$4,452	$4,027	$7,193	$4,027
Net investments in direct financing leases	—	—	2,209	—

Total impairment charges included in expenses	4,452	4,027	9,402	4,027
Equity investments in real estate (a)	4,736	—	4,736	—

Total impairment charges included in continuing operations	9,188	4,027	14,138	4,027
Impairment charges included in discontinued operations	—	16,852	—	16,852

Total impairment charges	$9,188	$20,879	$14,138	$20,879

(a)	Impairment charges on our equity investments in real estate are included in (Loss) income from equity investments in real estate within the consolidated financial statements.
2010 Impairments:
Orgill, Inc.
During the third quarter of 2010, we recognized an impairment charge of $1.3 million on a property leased to Orgill, Inc. to reduce its carrying value of $4.7 million to its estimated fair value of $3.4 million, which reflects the contracted selling price; however, there can be no assurance that we will be able to sell this property. At September 30, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
Metaldyne Company
During the first quarter of 2010, we recognized an impairment charge of $1.6 million on a vacant property located in Illinois (the “Illinois property”) formerly leased to Metaldyne to reduce its carrying value of $4.1 million to its estimated fair value of $2.5 million in connection with the property’s potential sale. During the second quarter of 2010, we recognized an additional impairment charge of $0.5 million on the Illinois property to further reduce its carrying value to its estimated selling price of $2.0 million; however, there can be no assurance that we will be able to sell this property. During the third quarter of 2010, we recognized an impairment charge of $1.5 million on another vacant property located in Michigan (the “Michigan property”) previously leased to Metaldyne to reduce its carrying value of $6.1 million to its estimated fair value of $4.6 million, which reflected its appraised value. Metaldyne filed for bankruptcy protection in May 2009 and subsequently vacated four of the five properties it leased from us. We entered into direct leases with existing subtenants at two of the properties vacated by Metaldyne. The Illinois and Michigan properties remain vacant as of the date of this Report. At September 30, 2010, the Illinois and Michigan properties were classified as Net investment in properties in the consolidated financial statements.
CPA®:14 9/30/2010 10-Q — 14

Notes to Consolidated Financial Statements
Nexpak Corporation
During the first quarter of 2010, we recognized an impairment charge of $0.3 million on a vacant property previously leased to Nexpak to reduce its carrying value of $7.6 million to its estimated fair value of $7.3 million in connection with a potential sale. During the third quarter of 2010, we recognized an additional impairment charge of $1.7 million on the same property to further reduce its carrying value to its estimated fair value of $5.6 million, which reflected its appraised value. Nexpak vacated the property in 2009 subsequent to filing for bankruptcy and terminating its lease with us in bankruptcy court. At September 30, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
The Upper Deck Company
During the third quarter of 2010, we recognized an other-than-temporary impairment charge of $4.7 million to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture. At September 30, 2010, this venture was classified as an Equity investment in real estate in the consolidated financial statements.
Tower Automotive, Inc.
During the second quarter of 2010, we recognized an impairment charge of $0.4 million on a property leased to Tower Automotive to reduce its carrying value of $4.9 million to its estimated fair value of $4.5 million, which reflected its estimated selling price; however, there can be no assurance that we will be able to sell this property. At September 30, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
Atrium Companies, Inc.
During the first quarter of 2010, we recognized an impairment charge of $2.2 million on a property leased to Atrium Companies, Inc. to reduce its carrying value of $5.2 million to its estimated fair value of $3.0 million, which reflected its estimated selling price. In August 2010, this property was sold to a third-party for $3.0 million. Prior to its disposition, this property was classified as Net investment in direct financing leases in the consolidated financial statements.
2009 Impairments:
Metaldyne Company
During the third quarter of 2009, we recognized an impairment charge of $4.0 million on the Michigan property to reduce its carrying value of $10.3 million to its estimated fair value of $6.3 million, which reflected its estimated selling price at that time; however, there can be no assurance that we will be able to sell this property. At September 30, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
Nortel Networks Inc.
During the third quarter of 2009, we recognized an impairment charge of $16.9 million on a property previously leased to Nortel Networks Inc. (“Nortel”) to reduce its carrying value of $39.3 million to its estimated fair value of $22.4 million. After Nortel filed for bankruptcy and disaffirmed its lease with us in 2009, we entered into a direct lease with the existing subtenant; however, the new tenant defaulted on its rental obligation and the property was vacant. In March 2010, we returned the property to the lender in exchange for the lender’s agreement to release us from all mortgage loan obligations. The results of operations of this property are included in (Loss) income from discontinued operations in the consolidated financial statements.
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the nine months ended September 30, 2010 and 2009.
CPA®:14 9/30/2010 10-Q — 15

Notes to Consolidated Financial Statements
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:14	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2010	$664,700	$647,194	$17,506
Shares issued	12,000	12,000	—
Contributions	1,390	—	1,390
Net income	42,938	40,888	2,050
Distributions	(59,887)	(52,012)	(7,875)
Change in other comprehensive loss	(3,133)	(3,127)	(6)
Shares repurchased	(1,381)	(1,381)	—

Balance at September 30, 2010	$656,627	$643,562	$13,065

		CPA®:14	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2009	$743,200	$726,652	$16,548
Shares issued	13,889	13,889	—
Net income	13,795	12,435	1,360
Distributions	(52,712)	(51,515)	(1,197)
Consolidation of a venture	1,779	—	1,779
Change in other comprehensive income	4,781	4,758	23
Shares repurchased	(38,114)	(38,114)	—

Balance at September 30, 2009	$686,618	$668,105	$18,513

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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At September 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.2 million and $0.1 million, respectively, that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both September 30, 2010 and December 31, 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2003 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
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
CPA®:14 9/30/2010 10-Q — 16

Notes to Consolidated Financial Statements
In March and June 2010, we sold two domestic properties back to each of their respective tenants for a total price of $11.1 million, net of selling costs, and recognized a net loss on the sales of $0.4 million. In connection with one of the property sales, we used a portion of the sale proceeds to defease non-recourse mortgage debt of $1.5 million on the related property. All amounts are inclusive of affiliates’ noncontrolling interests in the properties.
In June 2010, we entered into an agreement to sell a property for approximately $22.0 million; however, there can be no assurance that we will be able to sell this property. This property was classified as Assets held for sale on our consolidated balance sheet at September 30, 2010.
In June 2010, a consolidated subsidiary consented to a court order appointing a receiver when we stopped making payments on the related non-recourse debt obligation involving a property that was previously leased to Buffets, Inc. As we no longer have control over the activities that most significantly impact the economic performance of this subsidiary following possession of the property by the receiver during June 2010, the subsidiary was deconsolidated during the second quarter of 2010. At the date of deconsolidation, the property had a carrying value of $6.6 million, reflecting the impact of impairment charges totaling $8.1 million recognized in 2009, and the related non-recourse mortgage loan had an outstanding balance of $19.4 million. In connection with this deconsolidation, we recognized a gain of $12.9 million during the second quarter of 2010. We believe that our retained interest in this deconsolidated entity had no value at the date of deconsolidation.
In March 2010, we returned a property previously leased to Nortel to the lender in exchange for the lender’s agreement to release us from all mortgage loan obligations. At March 31, 2010, the property had a carrying value of $17.0 million, reflecting the impact of impairment charges totaling $22.2 million incurred in the fourth quarter of 2009, and the related non-recourse mortgage loan had an outstanding balance of $27.6 million. In connection with this disposition, we recognized a gain on the extinguishment of debt of $11.4 million during the first quarter of 2010.
In February and May 2009, we sold two domestic properties for a total price of $26.2 million, net of selling costs, and recognized a net gain on the sales of $8.6 million, excluding impairment charges recognized in prior years totaling $2.9 million. In connection with one of the property sales, we used a portion of the sale proceeds to defease a non-recourse mortgage loan of $2.7 million on the related property. The other property was encumbered by non-recourse mortgage debt of $12.2 million, which was subsequently re-collateralized with other properties.
The results of operations for properties that have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$158	$3,009	$1,830	$10,245
Expenses	(444)	(4,425)	(3,218)	(14,972)
Gain on extinguishment of debt	—	—	11,376	—
Gain on deconsolidation of a subsidiary	—	—	12,870	—
(Loss) gain on sale of real estate	—	—	(356)	8,611
Impairment charges	—	(16,852)	—	(16,852)

(Loss) income from discontinued operations	$(286)	$(18,268)	$22,502	$(12,968)

CPA®:14 9/30/2010 10-Q — 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Financial Highlights
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total revenues	$38,465	$41,757	$116,410	$116,718
Net income (loss) attributable to CPA®:14 shareholders	2,708	(12,133)	40,888	12,435
Cash flow from operating activities			68,205	64,565

Distributions paid	17,351	17,194	51,744	51,787

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$21,526	$19,962	$58,135	$63,204
Adjusted cash flow from operating activities			68,213	70,749
We consider the performance metrics listed above, including certain non-GAAP metrics such as Funds from operations – as adjusted, or AFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. Please see Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenues decreased for both the three and nine months ended September 30, 2010 as compared to the same periods in 2009, primarily due to the negative impact of recent tenant activity, including the restructuring of leases due to tenant defaults and lease rejections in bankruptcy court, partially offset by scheduled rent increases at several properties.
We recognized net income attributable to CPA®:14 shareholders for the three months ended September 30, 2010, compared to net loss in the same period in 2009, primarily due to lower impairment charges recognized in the current year period.
Net income attributable to CPA®:14 shareholders increased for the nine months ended September 30, 2010 as compared to the same period in 2009. This increase was due to net gains on the extinguishment of debt and the deconsolidation of a subsidiary recognized in the nine months ended September 30, 2010, both of which are reflected in discontinued operations, as well as lower impairment charges recognized during the current year period.
Cash flow from operating activities in the nine months ended September 30, 2010 was favorably impacted by the release of security deposit assets held by lenders as a result of the repayment of matured non-recourse mortgage loans.
Our quarterly cash distribution remained at $0.2001 per share for the third quarter of 2010, which equates to $0.80 per share on an annualized basis.
CPA®:14 9/30/2010 10-Q — 18

For the three months ended September 30, 2010 as compared to the same period in 2009, our AFFO supplemental measure increased primarily as a result of increases in net income. For the nine months ended September 30, 2010 as compared to the same period in 2009, AFFO decreased primarily due to adjustments related to the gains within discontinued operations, which were partially offset by the increases in net income. For the nine months ended September 30, 2010 as compared to the same period in 2009, our adjusted cash flow supplemental measure decreased reflecting a reduction in changes in working capital, a reduction in distributions received from equity investments in real estate in excess of equity income and an increase in distributions paid to noncontrolling interests.
Changes in Management
Effective September 16, 2010, Trevor P. Bond, a director of W. P. Carey, was elected as W. P. Carey’s Chief Executive Officer. As a result, under the terms of our advisory agreement, Mr. Bond also became our Chief Executive Officer at that time. Mr. Bond will also serve as the Chief Executive Officer of the other operating CPA® REITs. Mr. Bond became the interim Chief Executive Officer for us and the other operating CPA® REITs effective July 6, 2010 pursuant to their respective advisory agreements when he was appointed as interim Chief Executive Officer of W. P. Carey on that same date upon the resignation of Gordon F. Dugan.
Recent Developments
In our Quarterly Report on Form 10-Q for the period ended March 31, 2010, we announced that we believed we had recently seen an easing of the global economic and financial crisis that had severely curbed liquidity in the credit and real estate financing markets and that, as a result, we had asked our advisor to recommence its review of possible liquidity alternatives for us. Subsequent to that Report, our board of directors formed a special committee of independent directors to explore possible liquidity transactions, including transactions proposed by our advisor. The special committee is authorized to retain, and has retained, legal and financial advisors to assist the committee in its review. A liquidity transaction could take a variety of forms, including, without limitation, a merger and/or sale of assets, and, like prior liquidity transactions undertaken by other CPA® programs, it could involve one or more other CPA® REITs and/or affiliates of our advisor. The execution of a liquidity transaction could be affected by a variety of factors, such as the availability of financing on acceptable terms, conditions in the economy and the commercial real estate market and the performance of our tenants, many of which are outside of our control. There can be no assurance that the special committee’s efforts will result in the occurrence of a liquidity transaction in the near future or at all.
Current Trends
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. While these factors reflect favorably on our business, the economic recovery remains weak, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Tenant Defaults
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. Our experience for the nine months ended September 30, 2010 reflects an improvement from the unusually high level of tenant defaults during 2008 and 2009, when companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. There were two tenant defaults during the nine months ended September 30, 2010 as compared to four during the same prior year period. We continue to observe that many of our tenants have benefited from continued improvements in general business conditions.
To mitigate these risks of tenant defaults, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
CPA®:14 9/30/2010 10-Q — 19

Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. An unhedged position in an investment denominated in a foreign currency could have an impact on the value of our equity as measured in dollars and the dollar amount of cash flow that we receive. Consequently, our results of foreign operations generally benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 17% and 18% of our annualized contractual lease revenues for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the U.S. dollar strengthened against the Euro, as the average rate for the U.S. dollar in relation to the Euro decreased by 4% in comparison to the same period in 2009. Additionally, the end-of-period conversion rate at September 30, 2010 decreased 5% to $1.3612 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at September 30, 2010 as compared to our balance sheet at December 31, 2009. A significant increase in the value of the dollar against the Euro could have a material negative impact on our future results, financial position and cash flows.
Capital Markets
We have recently seen a gradual improvement in capital market conditions, including new issuances of commercial mortgage-backed securities debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ more conservative underwriting standards. We have seen commercial real estate capitalization rates begin to narrow from credit crisis highs, especially for higher quality assets or assets leased to tenants with strong credit.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During the nine months ended September 30, 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to changes in gross domestic product, unemployment, interest rates, inflation, and demographics. Since the beginning of the recent credit crisis, these macro-economic factors have persisted, negatively impacting the fundamentals of the commercial real estate market, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates, general uncertainty surrounding commercial real estate fundamentals and property valuations continues. We are chiefly affected by changes in the estimated annual net asset values of our properties, inflation, lease expirations, and occupancy rates.
Net Asset Values
We generally calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third-party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third-party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among other variables. We do not control these variables and, as such, cannot predict how these variables will change in the future.
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
Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the nine months ended September 30, 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
CPA®:14 9/30/2010 10-Q — 20

Lease Expirations and Occupancy
At September 30, 2010, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from tenants; however, tenants may elect to move out at the end of their lease terms or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.
Our occupancy remained at 95% at September 30, 2010 as compared to December 31, 2009.
Proposed Accounting Changes
The International Accounting Standards Board and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. At this time, we are unable to determine whether this proposal will have a material impact on our business.
The Emerging Issues Task Force (“EITF”) of the FASB discussed the accounting treatment for deconsolidating subsidiaries in situations other than a sale or transfer at its September 2010 meeting. While the EITF did not reach a consensus for exposure, the EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus that changes the current authoritative accounting guidance, we will evaluate the impact on such conclusion on our financial statements. We deconsolidated a subsidiary that leased property to Buffets, Inc. which had total assets and liabilities of $7.2 million and $20.1 million, respectively, and recognized a gain in the amount of $12.9 million during the nine months ended September 30, 2010.
CPA®:14 9/30/2010 10-Q — 21

Results of Operations
The following table presents the components of our lease revenues (in thousands):

	Nine months ended September 30,
	2010	2009
Rental income	$101,750	$102,483
Interest income from direct financing leases	10,432	10,790

	$112,182	$113,273

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Nine months ended September 30,
Lessee	2010	2009
Carrefour France, SAS (a) (b)	$17,735	$15,714
PETsMART, Inc.(c)	5,997	6,000
Federal Express Corporation (c)	5,328	5,270
Dick’s Sporting Goods, Inc.	5,204	5,204
Atrium Companies, Inc.	3,852	3,940
Tower Automotive, Inc.	3,472	3,472
Katun Corporation (a) (d)	3,429	3,318
Caremark Rx, Inc.	3,225	3,225
Perkin Elmer, Inc. (a)	3,212	3,334
Amylin Pharmaceuticals, Inc. (b)	3,020	2,549
McLane Company Food Service Inc.	2,844	2,799
Amerix Corp.	2,431	2,431
Rave Reviews Cinemas LLC	2,294	2,255
Gibson Guitar Corp. (c)	2,117	2,035
Builders FirstSource, Inc. (c)	2,080	2,035
Gerber Scientific, Inc.	2,001	2,001
Waddington North America, Inc.	1,981	1,902
Collins & Aikman Corporation	1,916	1,917
Other (a)	40,044	43,872

	$112,182	$113,273

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 strengthened by approximately 4% in comparison to the same period in 2009, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	Increase was due to CPI-based (or equivalent) rent increases and lease restructuring.

(c)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $6.4 million and $6.1 million for the nine months ended September 30, 2010 and 2009, respectively.

(d)	Increase was due to CPI-based (or equivalent) rent increases.
CPA®:14 9/30/2010 10-Q — 22

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2010	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$25,569	$26,362
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (b)	12%	24,276	22,379
True Value Company	50%	10,603	10,871
Advanced Micro Devices, Inc.	67%	8,380	8,380
Life Time Fitness, Inc. and Town Sports International Holdings, Inc.	56%	7,790	7,769
CheckFree Holdings, Inc.	50%	3,813	3,714
Compucom Systems, Inc.	67%	3,765	3,765
Best Buy Co., Inc.	37%	3,431	3,414
Del Monte Corporation	50%	2,645	2,645
The Upper Deck Company	50%	2,395	2,395
Dick’s Sporting Goods, Inc.	45%	2,347	2,347
ShopRite Supermarkets, Inc.	45%	1,860	1,858

		$96,874	$95,899

(a)	In addition to lease revenues, the venture also earned interest income of $19.5 million and $19.9 million on a note receivable for the nine months ended September 30, 2010 and 2009, respectively. Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 strengthened by approximately 4% in comparison to the same period in 2009, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	The increase was due to a CPI-based (or equivalent) rent increase.
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
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, lease revenues decreased by $3.7 million and $1.1 million, respectively, primarily due to the impact of recent tenant activity, including the restructuring of leases due to tenant defaults and lease rejections in bankruptcy court, which resulted in reductions to lease revenues of $1.8 million and $4.0 million, respectively. In addition, lease revenues decreased by $1.5 million during the three months ended September 30, 2010 as a result of a cumulative adjustment we made in the third quarter of 2009 to account for a venture, Amylin Pharmaceuticals, Inc., under the consolidation method that was previously accounted for under the equity method, which resulted in higher lease revenues in the third quarter of 2009. Lease revenues also decreased by $0.5 million during each of the three and nine month periods ended September 30, 2010 as compared to the same periods in the prior year, as a result of the negative impact of fluctuations in foreign currency exchange rates. These decreases were partially offset by scheduled rent increases at several properties totaling $0.3 million and $3.4 million, respectively.
Other Operating Income
Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on our results of operations.
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, other operating income increased by $0.4 million and $0.8 million, respectively, primarily due to increases in reimbursable tenant costs.
CPA®:14 9/30/2010 10-Q — 23

Property Expenses
For the three months ended September 30, 2010 as compared to the same period in 2009, property expenses decreased by $0.3 million, primarily due to decreases in asset management and performance fees payable to the advisor as a result of a decline in our annual estimated net asset valuation at December 31, 2009 (as noted in Current Trends – Net Asset Values above) and property sales, partially offset by increases in reimbursable tenant costs.
For the nine months ended September 30, 2010 as compared to the same period in 2009, property expenses increased by $1.4 million, primarily due to increases in costs related to current and former tenants who are experiencing financial difficulties or have filed for bankruptcy totaling $2.3 million, as well as increases in reimbursable tenant costs. These increases were partially offset by decreases in asset management and performance fees payable to the advisor of $1.4 million, primarily as a result of a decline in our annual estimated net asset valuation at December 31, 2009 and recent property sales.
Depreciation and Amortization
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, depreciation and amortization decreased by $2.9 million and $2.3 million, respectively, primarily due to a decrease in amortization of $1.1 million as a result of an intangible asset becoming fully amortized in September 2009 and a write-off of $1.1 million in intangible assets as a result of a lease restructuring during the third quarter of 2009, both of which resulted in higher amortization in the 2009 periods. In addition, depreciation and amortization decreased by $0.5 million during the three months ended September 30, 2010 as compared to the same period in 2009, as a result of a cumulative adjustment we recorded in the third quarter of 2009 to record an unconsolidated venture, Amylin Pharmaceuticals, under the consolidation method.
Impairment Charges
We recognized impairment charges totaling $4.5 million and $4.0 million for the three months ended September 30, 2010 and 2009, respectively, and $9.4 million and $4.0 million for the nine months ended September 30, 2010 and 2009, respectively. The table below summarizes these impairment charges (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lessee	2010	2009	2010	2009	Triggering Events
Atrium Companies, Inc.	$—	$—	$2,209	$—	Property sold for less than carrying value
Metaldyne Company	1,526	4,027	3,615	4,027	Potential sale
Nexpak Corporation	1,655	—	1,907	—	Potential sale
Orgill, Inc.	1,271	—	1,271	—	Potential sale
Tower Automotive Inc.	—	—	400	—	Potential sale

Impairment charges	$4,452	$4,027	$9,402	$4,027

Impairment charges related to equity investments and discontinued operations are described below in (Loss) Income from Equity Investments in Real Estate and Discontinued Operations, respectively.
(Loss) Income from Equity Investments in Real Estate
Income or loss from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.
For the three months ended September 30, 2010, we recognized loss from equity investments in real estate of $1.5 million, compared to income of $3.9 million for the same period in 2009, primarily due to the recognition of a $4.7 million other-than-temporary impairment charge on our investment in the Upper Deck venture to reduce its carrying value to its estimated fair value.
For the nine months ended September 30, 2010 as compared to the same period in 2009, income from equity investments in real estate decreased by $5.1 million primarily due to the recognition of the $4.7 million other-than-temporary impairment charge on the Upper Deck venture described above.
Interest Expense
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, interest expense decreased by $3.4 million and $4.1 million, respectively. During the current year periods, interest expense decreased by $1.0 million and $2.2 million, respectively, as a result of repaying or refinancing debt during 2009 and 2010. In addition, interest expense decreased by $1.1 million during the third quarter of 2010 as compared to the same period in 2009 as a result of a cumulative adjustment we recorded in the third quarter of 2009 to record an unconsolidated venture, Amylin Pharmaceuticals, under the consolidation method, which resulted in higher interest expense in 2009. Interest expense also decreased by $0.9 million and $1.3 million during the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, as a result of making scheduled mortgage principal payments, which reduced the balances on which interest was incurred.
CPA®:14 9/30/2010 10-Q — 24

Discontinued Operations
For the nine months ended September 30, 2010, income from discontinued operations totaled $22.5 million, primarily consisting of a gain on the deconsolidation of a subsidiary in the amount of $12.9 million because we ceased to exercise control over the activities that most significantly impact its economic performance, as well as an $11.4 million gain on the extinguishment of debt recognized when we returned the property to the lender in exchange for the lender’s agreement to release us from all mortgage loan obligations.
For the three and nine months ended September 30, 2009, loss from discontinued operations totaled $18.3 million and $13.0 million, respectively, primarily due to an impairment charge of $16.9 million recognized during the third quarter of 2009 on a property we returned to the lender to reduce the property’s carrying value to its estimated fair value, as well as loss generated from the operations of discontinued properties of $1.4 million and $4.7 million, respectively. The loss for the nine months ended September 30, 2009 was partially offset by a net gain on property sales of $8.6 million.
Net Income (Loss) Attributable to CPA®:14 Shareholders
For the three months ended September 30, 2010, the resulting net income attributable to CPA®:14 shareholders was $2.7 million, compared to a net loss of $12.1 million for the same period in 2009.
For the nine months ended September 30, 2010 as compared to the same period in 2009, the resulting net income attributable to CPA®:14 shareholders increased by $28.5 million.
Funds from Operations — as Adjusted (AFFO)
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, AFFO increased by $1.6 million and decreased by $5.1 million, respectively. The increase for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to the aforementioned increase in our results of operations. The decrease for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily driven by adjustments related to the gains within discontinued operations of $24.2 million partially offset by the aforementioned increase in our results of operations. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:14 shareholders, see Supplemental Financial Measures below.
Financial Condition
Sources and Uses of Cash During the Period
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
Cash flow from operating activities in the nine months ended September 30, 2010 was favorably impacted by the release of security deposit assets held by lenders as a result of the repayment of matured non-recourse mortgage loans. During the nine months ended September 30, 2010, we used cash flows from operating activities of $68.2 million to primarily fund cash distributions to shareholders of $46.0 million excluding $5.7 million in reinvested dividends. We also made scheduled mortgage principal installments of $70.6 million, which included scheduled balloon payments totaling $55.5 million, and paid distributions of $7.9 million to affiliates who hold noncontrolling interests in various entities with us. Proceeds from mortgage refinancing, cash distributions received from equity investments in real estate in excess of equity income (see Investing Activities below), contributions from affiliates who hold noncontrolling interests in various entities with us and our existing cash resources were also used to fund scheduled mortgage principal payments and distributions to holders of noncontrolling interests.
CPA®:14 9/30/2010 10-Q — 25

Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During the nine months ended September 30, 2010, we received proceeds of $14.1 million from the sales of three properties and $7.0 million from the repayment of notes receivable that matured during the period. We also received distributions from our equity investments in real estate in excess of cumulative equity income of $21.0 million. We made contributions to unconsolidated ventures totaling $4.8 million, including $4.2 million made to a venture to pay off its maturing non-recourse mortgage loan. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $2.6 million.
Financing Activities
As noted above, our principal financing activities consisted of making scheduled mortgage principal payments, including scheduled balloon payments, totaling $70.6 million, and paying distributions of $53.9 million to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We obtained $13.2 million as a result of refinancing three non-recourse mortgage loans that were scheduled to mature during the period. We also used $1.4 million to repurchase our shares under our redemption plan, as described below.
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
For the nine months ended September 30, 2010, we redeemed 122,713 shares of our common stock pursuant to our redemption plan at an average price per share of $11.25, all of which were redeemed under the limited exceptions to the suspension noted above. We funded share redemptions during the nine months ended September 30, 2010 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Our adjusted cash flow from operating activities for the nine months ended September 30, 2010 was $68.2 million, a decrease of $2.5 million over the comparable prior year period. While cash flow from operating activities increased by $3.6 million, it was more than offset by a $2.7 million decrease associated with changes in working capital, a $1.8 million increase in distributions paid to noncontrolling interests and a $1.7 million decrease in distributions received from equity investments in real estate in excess of equity income. Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
CPA®:14 9/30/2010 10-Q — 26

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	September 30, 2010	December 31, 2009
Balance
Fixed rate	$574,693	$684,284
Variable rate (a)	119,415	121,379

Total	$694,108	$805,663

Percent of total debt
Fixed rate	83%	85%
Variable rate (a)	17%	15%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	7.1%	7.2%
Variable rate (a)	6.0%	6.2%

(a)	Variable rate debt at September 30, 2010 included (i) $18.2 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $83.7 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that convert to variable rates during their terms.
Cash Resources
At September 30, 2010, our cash resources consisted of cash and cash equivalents totaling $83.8 million. Of this amount, $9.2 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $128.7 million, although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $167.8 million will be due during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $17.8 million. In addition, our share of balloon payments due during the next twelve months on our unconsolidated ventures totals $4.9 million. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal (a)	$692,743	$193,415	$235,532	$41,353	$222,443
Deferred acquisition fees — Principal	4,235	1,753	1,310	773	399
Interest on borrowings and deferred acquisition fees (b)	146,899	42,787	41,846	30,280	31,986
Subordinated disposition fees (c)	6,070	6,070	—	—	—
Property improvements commitments	613	613	—	—	—
Operating and other lease commitments (d)	35,979	1,135	2,301	2,287	30,256

	$886,539	$245,773	$280,989	$74,693	$285,084

(a)	Excludes $1.4 million of purchase accounting adjustments in connection with the Merger, which is included in Non-recourse debt at September 30, 2010.
CPA®:14 9/30/2010 10-Q — 27

(b)	Interest on unhedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2010.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame (see Current Trends above).

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 31.76%. Our share of these obligations total approximately $32.5 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2010. At September 30, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at September 30, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $2.3 million, with our share approximating $0.8 million. In addition, our maximum exposure to loss on these ventures was $15.8 million (inclusive of both our existing investment and the amount to fund our future commitment).
CPA®:14 9/30/2010 10-Q — 28

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2010 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-
Lessee	September 30, 2010	Total Assets	Party Debt	Maturity Date
The Upper Deck Company	50%	$26,180	$9,968	2/2011
Del Monte Corporation	50%	14,068	10,169	8/2011
Best Buy Co., Inc.	37%	42,901	24,071	2/2012
True Value Company	50%	129,233	68,154	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	294,916	161,258	5/2014
Checkfree Holdings, Inc.	50%	33,073	29,232	6/2016
Life Time Fitness, Inc. and Town Sports International Holdings, Inc.	56%	112,652	81,914	12/2016 & 5/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	446,837	380,293	4/2017
Advanced Micro Devices, Inc. (b)	67%	87,666	57,414	1/2019
Compucom Systems, Inc.	67%	30,953	20,789	3/2019
Dick’s Sporting Goods, Inc.	45%	27,622	21,944	1/2022
ShopRite Supermarkets, Inc. (c)	45%	16,100	—	N/A

		$1,262,201	$865,206

(a)	Ownership interest represents our combined interest in two ventures. Total assets exclude a note receivable from an unaffiliated third party. Total third-party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $320.4 million at September 30, 2010. Dollar amounts shown are based on the exchange rate of the Euro at September 30, 2010.

(b)	In August 2010, this venture refinanced its existing non-recourse mortgage loan and distributed the net proceeds to the venture partners.

(c)	In July 2010, the venture repaid its maturing non-recourse mortgage loan.
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
Funds from Operations — as Adjusted
Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are to be included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
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
CPA®:14 9/30/2010 10-Q — 29

FFO and AFFO for the three and nine months ended September 30, 2010 and 2009 are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income (loss) attributable to CPA®:14 shareholders	$2,708	$(12,133)	$40,888	$12,435
Adjustments:
Depreciation and amortization of real property	7,538	11,218	23,168	27,037
(Gain) loss on sale of real estate	(351)	—	5	(8,611)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	4,352	2,990	10,900	13,211
Loss (gain) on sale of real estate	2	—	(219)	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(530)	(295)	(1,587)	(1,148)

Total adjustments	11,011	13,913	32,267	30,489

FFO — as defined by NAREIT	13,719	1,780	73,155	42,924

Adjustments:
Gain on extinguishment of debt	—	—	(11,376)	—
Gain on deconsolidation of a subsidiary	—	—	(12,870)	—
Other depreciation, amortization and non-cash charges	(288)	(166)	(46)	(98)
Straight-line and other rent adjustments	(1,484)	(1,741)	(5,175)	857
Impairment charges	4,452	20,879	9,402	20,879
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	456	335	219	58
Straight-line and other rent adjustments	(143)	(378)	(166)	(721)
Impairment charges	4,736	—	4,736	—
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	78	(747)	256	(695)

Total adjustments	7,807	18,182	(15,020)	20,280

AFFO	$21,526	$19,962	$58,135	$63,204

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
CPA®:14 9/30/2010 10-Q — 30

Adjusted cash flow from operating activities for the nine months ended September 30, 2010 and 2009 is presented below (in thousands):

	Nine months ended September 30,
	2010	2009
Cash flow provided by operating activities	$68,205	$64,565
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	5,033	6,727
Distributions paid to noncontrolling interests, net	(2,718)	(931)
Changes in working capital	(2,307)	388

Adjusted cash flow from operating activities	$68,213	$70,749

Distributions declared	$51,949	$51,967

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
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries.
We do not generally use derivative instruments to manage foreign currency exchange exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
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
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and given recent economic conditions, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in connection with the Merger. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At September 30, 2010, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At September 30, 2010, we estimate that our total interest in CCMT had a fair value of $12.9 million, an increase of $0.7 million from the fair value at December 31, 2009.
CPA®:14 9/30/2010 10-Q — 31

We are also exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $2.5 million at September 30, 2010.
In connection with a German transaction in 2007, two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss of $1.4 million and $0.7 million during the three and nine months ended September 30, 2010, respectively, representing the total amounts attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At September 30, 2010, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2010 ranged from 5.5% to 8.3%. The annual interest rates on our variable rate debt at September 30, 2010 ranged from 2.0% to 6.8%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$30,544	$247,930	$130,026	$4,237	$19,321	$142,635	$574,693	$566,806
Variable rate debt	$1,410	$5,662	$5,704	$6,162	$6,621	$93,856	$119,415	$118,715
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2010 by an aggregate increase of $18.0 million or an aggregate decrease of $17.1 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at September 30, 2010 would increase or decrease by $0.2 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For the nine months ended September 30, 2010, Carrefour France, SAS, which leases properties from us in France, contributed 16% of lease revenues. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2010, we recognized net realized foreign currency transaction losses of $0.4 million and net unrealized foreign currency transaction gains of $0.1 million. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Through the date of this Report, we had not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
CPA®:14 9/30/2010 10-Q — 32

Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At September 30, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.5 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:14 9/30/2010 10-Q — 33

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2010, we issued 170,641 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $11.80 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities:
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	49,450	$11.22	N/A	N/A

Total	49,450

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable in any period depends on the availability of funds generated by our dividend reinvestment and share purchase plan and other factors at the discretion of our board of directors. In September 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, subject to limited exceptions in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues at the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. The shares were repurchased pursuant to the limited exceptions to the suspension noted above. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 9/30/2010 10-Q — 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 11/12/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer (Principal Financial Officer)

Date 11/12/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)
CPA®:14 9/30/2010 10-Q — 35

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 9/30/2010 10-Q — 36