Form 10-K
period 2010-12-31
CORPORATE PROPERTY ASSOCIATES 14 INC
filed 2011-03-28
CIK 1041326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 86,801,034 shares of common stock at June 30, 2010.
As of March 18, 2011, there were 87,438,362 shares of common stock of registrant outstanding.

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
CPA®:14 2010 10-K — 1

PART I

Item 1.	Business.
(a) General Development of Business
Overview
Corporate Property Associates 14 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that primarily invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:
•	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the Consumer Price Index (“CPI”) or other similar index for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;
•	indemnification for environmental and other liabilities;
•	operational or financial covenants of the tenant; and
•	guarantees of lease obligations from parent companies or letters of credit.
We are managed by W. P. Carey & Co. LLC (“WPC”) through certain of its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services, including personnel provided for the administration of our operations. The advisor also currently serves in this capacity for other REITs that it formed under the Corporate Property Associates brand: Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”), collectively, including us, the “CPA® REITs.” The advisor also serves as the advisor to Carey Watermark Investors Incorporated, which was formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties.
We were formed as a Maryland corporation in June 1997. Between November 1997 and November 2001, we sold a total of 65,794,280 shares of common stock for a total of $657.9 million in gross offering proceeds. Through December 31, 2010, we have also issued 4,775,729 shares ($61.9 million) through our distribution reinvestment and stock purchase plan. We have repurchased 9,133,838 shares ($107.4 million) of our common stock under a redemption plan from inception through December 31, 2010. In September 2009, as a result of redemptions nearing the 5% limitation under the terms of our redemption plan and our desire to preserve capital and liquidity, our board of directors suspended our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, with limited exceptions in cases of death or disability. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the plan.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. At December 31, 2010, the advisor employed 170 individuals who are available to perform services for us.
CPA®:14 2010 10-K — 2

Significant Developments during 2010:
Proposed Merger and Asset Sales — On December 13, 2010, we and CPA®:16 — Global entered into a definitive agreement pursuant to which we will merge with and into a subsidiary of CPA®:16 — Global, subject to the approval of our shareholders (the “Proposed Merger”). In connection with this Proposed Merger, CPA®:16 — Global filed a registration statement with the SEC, which was declared effective by the SEC on March 8, 2011. Special shareholder meetings for both us and CPA®:16 — Global are currently scheduled to be held on April 26, 2011 to obtain our shareholder approval of the Proposed Merger and the alternate merger described below, and CPA®:16 — Global shareholder approval of the alternate merger, among other matters. The alternate merger is intended to provide an alternate tax-efficient transaction if the amount of cash elected to be received by our shareholders in the Proposed Merger could cause the Proposed Merger to be a taxable transaction. The closing of the Proposed Merger is also subject to customary closing conditions, as well as the closing of our asset sales described below. If the Proposed Merger is approved, we currently expect that the closing will occur in the second quarter of 2011, although there can be no assurance of such timing.
In connection with the Proposed Merger, we have agreed to sell three properties each to the advisor and CPA®:17 — Global for aggregate selling prices of $32.1 million and $57.4 million, respectively, plus the assumption of indebtedness totaling approximately $64.7 million and $153.9 million, respectively (the “Asset Sales”), and we expect to recognize a gain on the sales of these properties. CPA®:16 — Global is not purchasing the properties being sold to CPA®:17 — Global because CPA®:16 — Global already is a joint venture partner in those properties and does not wish to increase its ownership interest in them. The properties being sold to the advisor are properties in which the advisor already is a joint venture owner, and these properties all have remaining lease terms of less than 8 years, which are shorter than the average lease term of CPA®:16 — Global’s portfolio of properties. Consequently, CPA®:16 — Global required that these assets be sold by us prior to the Proposed Merger. The Asset Sales are contingent upon the approval of the Proposed Merger by our shareholders.
If the Proposed Merger is consummated, the advisor will earn $31.2 million of termination fees in connection with the termination of its advisory agreement with us, $15.2 million of subordinated disposition fees and $6.1 million in fees that have been accrued but have not yet been paid under the advisory agreement. The advisor has elected to receive the $31.2 million of termination fees in shares of our common stock, for which it has agreed to elect to receive shares of CPA®:16 — Global in the Proposed Merger. In addition, based on the advisor’s ownership of 8,018,456 shares of our common stock at December 31, 2010, we expect to pay the advisor approximately $8.0 million as a result of a $1.00 per share special cash distribution to be paid by us to our shareholders, in part from the proceeds of the Asset Sales, immediately prior to the Proposed Merger, as described below. The advisor has agreed to elect to receive stock of CPA®:16 — Global in respect of the shares of our common stock that it owns if the Proposed Merger is consummated.
In the Proposed Merger, our shareholders will be entitled to receive $11.50 per share, the “Merger Consideration,” which is equal to our estimated net asset value (“NAV”) per share as of September 30, 2010. The Merger Consideration will be paid to our shareholders, at their election, in either cash or a combination of the $1.00 per share special cash distribution and 1.1932 shares of CPA®:16 — Global common stock, which equates to $10.50 based on the $8.80 per share NAV of CPA®:16 — Global as of September 30, 2010. Our advisor computed these NAVs internally, relying in part upon a third-party valuation of each company’s real estate portfolio and indebtedness as of September 30, 2010. Our board of directors and the board of directors of CPA®:16 — Global each have the ability, but not the obligation, to terminate the transaction if more than 50% of our shareholders elect to receive cash in the Proposed Merger. Assuming that holders of 50% of our outstanding stock elect to receive cash in the Proposed Merger, then the maximum cash required by CPA®:16 — Global to purchase these shares would be approximately $416.1 million, based on our total shares outstanding at December 31, 2010. If the cash on hand and available to us and CPA®:16 — Global, including the proceeds of the Asset Sales and a new $300.0 million senior credit facility to be entered into by CPA®:16 — Global, is not sufficient to enable CPA®:16 — Global to fulfill cash elections in the Proposed Merger by our shareholders, the advisor has agreed to purchase a sufficient number of shares of CPA®:16 — Global stock from CPA®:16 — Global to enable it to pay such amounts to our shareholders. If the Proposed Merger is consummated, the maximum cash required to pay the $1.00 per share special cash distribution would be approximately $87.3 million, based on our total shares outstanding at December 31, 2010.
Financing Activity — During 2010, we refinanced maturing non-recourse mortgage loans with new non-recourse financing of $104.8 million at a weighted average annual interest rate and term of 5.6% and 9.4 years, respectively.
Dispositions — During 2010, we returned a property previously leased to Nortel Networks Inc. (“Nortel”) to the lender in exchange for the lender’s agreement to release us from all related non-recourse mortgage loan obligations. In connection with this disposition, we recognized a gain on the extinguishment of debt of $11.4 million. Also during 2010, we recognized a gain of $12.9 million on the deconsolidation of a subsidiary in connection with its property entering into receivership.
CPA®:14 2010 10-K — 3

Impairment Charges — During 2010, we incurred impairment charges totaling $15.3 million to reduce the carrying value of certain of our real estate investments and securities to their estimated fair value (Note 11).
Net Asset Value — In connection with the Proposed Merger described above, we obtained an interim NAV as of September 30, 2010. This interim valuation resulted in a NAV of $11.50 per share, which represented a 2.5% decline from our NAV of $11.80 per share at December 31, 2009.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. Refer to Note 18 in the accompanying consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We intended to consider alternatives for providing liquidity for our shareholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in 2000. On this basis, in the first quarter of 2008 we asked our advisor to begin reviewing possible liquidity alternatives for us. However, in light of the deteriorating market conditions during 2008, the advisor recommended, and our board agreed, that further consideration of liquidity alternatives be postponed until market conditions became more stable. In early 2010, we announced that we believed we had begun to see an easing of the global economic and financial crisis that had severely curbed liquidity in the credit and real estate financing markets and that, as a result, we had asked our advisor to recommence its review of possible liquidity alternatives for us. After considering various proposals, we announced that, on December 13, 2010, we and CPA®:16 — Global had entered into a definitive agreement pursuant to which we will merge with and into a subsidiary of CPA®:16 — Global, subject to the approval of our shareholders. If the Proposed Merger is approved and the other closing conditions are satisfied, we currently expect that the closing will occur in the second quarter of 2011, although there can be no assurance of such timing or that the closing will occur at all. Currently, our primary business goal is to complete the Proposed Merger to provide a liquidity event for our shareholders. The following is a description of our business objective and strategy from inception to December 31, 2010.
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
Our business plan is principally focused on managing our existing portfolio of properties, including those properties we acquired from Corporate Property Associates 12 Incorporated (“CPA®:12”) through a merger transaction in December 2006 (the “2006 Merger”). This may include looking to selectively dispose of properties, obtaining new non-recourse mortgage financing on unencumbered assets or refinancing existing mortgage loans on properties if we can obtain such financing on attractive terms.
CPA®:14 2010 10-K — 4

Our Portfolio
At December 31, 2010, our portfolio was comprised of our full or partial ownership interests in 304 properties, substantially all of which were triple-net leased to 82 tenants, and totaled approximately 28 million square feet (on a pro rata basis) with an occupancy rate of approximately 94%. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Region	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
United States
East	$39,401	28%	$3,179	7%
South	27,841	19	7,982	18
Midwest	25,506	18	8,374	19
West	24,860	17	13,161	30

Total U.S.	117,608	82	32,696	74

International
Europe (c)	25,323	18	11,413	26

Total	$142,931	100%	$44,109	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Reflects investments in Finland, France, Germany, the Netherlands and the United Kingdom.
Property Diversification
Information regarding our property diversification at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Property Type	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
Industrial	$44,316	31%	$10,248	23%
Warehouse/distribution	43,399	31	8,769	20
Office	27,584	19	2,472	6
Retail	15,744	11	12,937	29
Other properties (c)	11,888	8	9,683	22

Total	$142,931	100%	$44,109	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Other properties include education, childcare and leisure; movie theaters; sports/fitness; and storage/trucking facilities; as well as undeveloped land.
CPA®:14 2010 10-K — 5

Tenant Diversification
Information regarding our tenant diversification at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (c)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Tenant Industry (a)	Base Rent (b)	Base Rent	Base Rent (b)	Base Rent
Retail trade	$40,704	29%	$14,320	32%
Electronics	17,279	12	7,448	17
Transportation — cargo	12,231	9	—	—
Automobile	9,516	7	—	—
Construction and building	9,156	6	6,825	15
Leisure, amusement, entertainment	9,042	6	5,854	13
Business and commercial services	8,309	6	2,552	6
Beverages, food, and tobacco	6,346	4	1,764	4
Consumer non-durable goods	5,875	4	—	—
Chemicals, plastics, rubber, and glass	5,702	4	—	—
Machinery	4,532	3	—	—
Healthcare, education and childcare	4,495	3	—	—
Media: printing and publishing	2,286	2	1,597	4
Buildings and real estate	—	—	2,437	6
Other (d)	7,458	5	1,312	3

Total	$142,931	100%	$44,109	100%

(a)	Based on the Moody’s Investors Service, Inc. classification system and information provided by the tenant.

(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(d)	Other includes annualized contractual minimum base rent from tenants in our consolidated investments in the following industries: consumer and durable goods (1.4%), aerospace and defense (1.3%), mining (1.3%), forest products and paper (1.0%), and banking (less than 1%). For our equity investments in real estate, Other consists of annualized contractual minimum base rent from tenants in personal transportation (3.0%).
CPA®:14 2010 10-K — 6

Lease Expirations
At December 31, 2010, lease expirations of our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Year of Lease Expiration	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
2011	$4,512	3%	$—	—%
2012	2,687	2	—	—
2013	337	—	—	—
2014	2,913	2	1,312	3
2015	22,221	16	2,552	6
2016	7,295	5	1,763	4
2017	14,509	10	—	—
2018	2,850	2	8,972	20
2019	17,582	12	—	—
2020	17,391	12	1,597	4
2021	30,443	21	—	—
2022	15,444	11	8,209	19
2023	1,910	2	652	1
2024	2,837	2	2,437	5
2025	—	—	5,202	12
2026	—	—	11,413	26

Total	$142,931	100%	$44,109	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.
Asset Management
We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also utilizes third-party asset managers for certain investments. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
CPA®:14 2010 10-K — 7

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
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. Substantially all of our mortgage loans are non-recourse and provide for monthly or quarterly installments, which include scheduled payments of principal. At December 31, 2010, 83% of our mortgage financing bore interest at fixed rates. At December 31, 2010, approximately 70% of our variable-rate debt bore interest at fixed rates that are scheduled to reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near-term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
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
A majority of our financing requires us to make a lump-sum or “balloon” payment at maturity. At December 31, 2010, scheduled balloon payments for the next five years were as follows (in thousands):

2011	$174,442	(a) (b) (c)
2012	117,346	(b) (c)
2013	—	(b)
2014	15,076	(b)
2015	13,004

(a)	Of the amount shown, $4.3 million was paid in January 2011 and $11.2 million was paid in March 2011.

(b)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $9.8 million in 2011, $8.6 million in 2012, $32.4 million in 2013 and $16.7 million in 2014. In February 2011, a venture repaid a mortgage loan due in 2011, of which our share of the payment was $4.9 million.

(c)	Inclusive of amounts attributable to noncontrolling interests totaling $13.2 million in 2011 and $2.5 million in 2012.
We are currently seeking to refinance certain of these loans due in 2011 and sell certain properties to non-affiliates for gross proceeds of approximately $77.1 million. Our existing cash resources and, if completed, cash proceeds from certain planned asset sales (Item 7, MD&A, Financial Condition — Cash Resources) can be used to make these payments, if necessary.
Investment Strategies
We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. While we are not currently seeking to make new significant investments, we may do so if attractive opportunities arise.
CPA®:14 2010 10-K — 8

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
Lease Terms — Generally, the net leased properties in which we invest are leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor generally seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates.
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
CPA®:14 2010 10-K — 9

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
Investment Decisions —The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee, except under the limited circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10.0 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30.0 million or 5% of our estimated net asset value, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and the advisor) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.
•	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.
•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.
•	Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited, an investment office based in New York.
•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.
•	Richard C. Marston — Currently the James R.F. Guy professor of economics and finance at the University of Pennsylvania and its Wharton School.
CPA®:14 2010 10-K — 10

•	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association (EPRA), currently serves on the supervisory boards of several companies, including Babis Vovos International Construction SA, a listed real estate company in Greece, Intervest Retail and Intervest Offices, listed real estate companies in Belgium, BUWOG / ESG, a residential leasing and development company in Austria and IMMOFINANZ, a listed real estate company in Austria.
•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GMBH, a US private equity firm (“Lone Star”), Chairman of the Supervisory Board of Düsseldorfer Hypothekenbank AG, a subsidiary of Lone Star, and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG, Corealcredit Bank AG and MHB Bank AG.
Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. For 2010, Carrefour France, SAS represented 16% of our total lease revenue.
Competition
We face active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally. In general, we believe that our advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties to the extent we make future acquisitions. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable.
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
Transactions with Affiliates
We enter into transactions with our affiliates, including the other CPA® REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly-owned ventures, direct purchases of assets, mergers or another type of transaction.
As discussed in Item 1, Significant Developments, on December 13, 2010, we and CPA®:16 — Global entered into a definitive agreement regarding the Proposed Merger, pursuant to which we will merge with and into a subsidiary of CPA®:16 — Global, subject to the approval of our shareholders. The closing of the Proposed Merger is also subject to customary closing conditions, as well as the closing of our Asset Sales, pursuant to which we have agreed to sell three properties each to the advisor and CPA®:17 — Global for an aggregate selling price of $32.1 million and $57.4 million, respectively, plus the assumption of indebtedness totaling approximately $64.7 million and $153.9 million, respectively. The Asset Sales are contingent upon the approval of the Proposed Merger by our shareholders.
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
CPA®:14 2010 10-K — 11

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
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940 (the “Investment Company Act”), we will take the necessary action to ensure that we are not deemed to be an investment company. The advisor will continually review our investment activity, including monitoring the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act.
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
(d) Financial Information About Geographic Areas
See Our Portfolio above and Note 18 of the consolidated financial statements for financial information pertaining to our geographic operations.
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
We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.
CPA®:14 2010 10-K — 12

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
The recent financial and economic crisis adversely affected our business, and the continued uncertainty in the global economic environment may adversely affect our business in the future.
Although we have seen signs of modest improvement in the global economy following the significant distress in 2008 and 2009, the economic recovery remains weak, and our business is still dependent on the speed and strength of that recovery, which cannot be predicted at the present time. To date, its effects on our business have primarily been that a number of tenants have experienced increased levels of financial distress, with several having filed for bankruptcy protection, although our experience in 2010 reflected an improvement from 2008 and 2009.
Depending on the strength of the recovery, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies and impairments in the value of our property investments, as well as difficulties in refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels or to resume our redemption plan.
We are subject to the risks of real estate ownership, which could reduce the value of our properties.
Our performance and asset value are subject, in part, to risks incident to the ownership and operation of real estate, including:
•	changes in the general economic climate;
•	changes in local conditions such as an oversupply of space or reduction in demand for commercial real estate;
•	changes in interest rates and the availability of financing; and
•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
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
We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.
CPA®:14 2010 10-K — 13

The inability of a tenant in a single tenant property to pay rent will reduce our revenues and increase our expenses.
Most of our properties are occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 34%, 33% and 32% of total lease revenues in 2010, 2009 and 2008, respectively. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. As our tenants generally may not have a recognized credit rating, they may have a higher risk of lease defaults than if our tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.
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
We and the other CPA® REITs managed by the advisor have had tenants file for bankruptcy protection and are involved in bankruptcy- related litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
CPA®:14 2010 10-K — 14

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
Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by adjusted cash flow from operating activities. Adjusted cash flow from operating activities represents GAAP cash flow from operating activities, adjusted primarily to reflect timing differences between the period an expense is incurred and paid, to add cash distributions we receive from equity investments in real estate in excess of equity income and to subtract cash distributions we pay to our noncontrolling partners in real estate ventures that we consolidate. However, there can be no assurance that our adjusted cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions.
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
Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement has a one year term and may be renewed at our option upon expiration. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for our shareholders to the same extent that it has done so for prior programs.
CPA®:14 2010 10-K — 15

The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial cash fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Circumstances under which a conflict could arise between us and the advisor include:
•	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us, which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;
•	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;
•	acquisitions of single properties or portfolios of properties from affiliates, including WPC or the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;
•	competition with certain affiliates for property acquisitions, which may cause the advisor and its affiliates to direct properties suitable for us to other related entities;
•	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;
•	disposition, incentive and termination fees, which are based on the sale price of properties or the terms of a liquidity transaction, may cause a conflict between the advisor’s desire to sell a property or engage in a liquidity transaction and our interests; and
•	whether a particular entity has been formed by the advisor specifically for the purpose of making particular types of investments (in which case it will generally receive preference in the allocation of those types of investments).
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
Our NAV is computed by our advisor relying in part upon information that the advisor provides to a third- party.
The asset management and performance compensation paid to the advisor are computed by our advisor relying in part upon an annual third-party valuation of our real estate. Any such valuation includes the use of estimates and may be influenced by the information provided to the third party by the advisor. Because our NAV is an estimate, it can change as interest rate and real estate markets fluctuate, and there is no assurance that a shareholder will realize such NAV in connection with any liquidity event.
Valuations that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.
The valuations that we obtain on our properties may be based on the values of the properties when the properties are leased. If the leases on the properties terminate, the values of the properties may fall significantly below the appraised value.
CPA®:14 2010 10-K — 16

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
Most of our investments have been made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. However, if we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate provisions that can cause a loan default and over which we have limited control, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business, so if real estate values decline or a tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders, to be reduced.
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
The Internal Revenue Service may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
CPA®:14 2010 10-K — 17

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. shareholders is 15%. Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity-level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
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
CPA®:14 2010 10-K — 18

International investments involve additional risks.
We have invested in properties located outside the U.S. At December 31, 2010, our directly-owned real estate properties located outside of the U.S. represented 18% of current annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
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
CPA®:14 2010 10-K — 19

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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB issued a Proposed Accounting Standards Update titled “Leases,” providing its views on accounting for leases by both lessees and lessors. The FASB’s proposed guidance may require significant changes in how leases are accounted for by both lessees and lessors. As of the date of this Report, the FASB has not finalized its views on accounting for leases. Changes to the accounting guidance could affect both our accounting for leases as well as that of our tenants. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
Our net tangible book value may be adversely affected if we are required to adopt certain fair value accounting provisions.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued accounting guidance that addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, this guidance includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, the effective date of this guidance was indefinitely delayed, and adoption of the guidance was prohibited for any entity that had not previously adopted it. Additionally, in its investment properties project, the FASB is currently considering whether certain entities should measure investment property at fair value. As currently proposed, an entity would need to meet certain criteria related to its business purpose, activities, and capital structure to be within the scope of the guidance. Entities within the scope of the guidance would report all their investment properties at fair value on a recurring basis. We will assess the potential impact the adoption of these standards would have on our financial position and results of operations if we are required to adopt them.
While we maintain an exemption from the Investment Company Act and are therefore not regulated as an investment company, we may be required to adopt fair value accounting provisions. Under these provisions, our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. Net tangible book value per share may be further reduced by any declines in the fair value of our investments.
CPA®:14 2010 10-K — 20

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
We do not intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on certain transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
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
Failure to complete the Proposed Merger could negatively affect us.
It is possible that the Proposed Merger and the Asset Sales may not be completed. The parties’ obligations to complete the Proposed Merger are subject to the satisfaction or waiver of specified conditions, some of which are beyond our control. For example, the Proposed Merger is conditioned on the receipt of the required approval of our shareholders. If this approval is not received, the Proposed Merger cannot be completed even if all of the other conditions to the Proposed Merger are satisfied or waived. In addition to receiving the required shareholder approval, the Proposed Merger is also conditioned upon, among other things, the completion of the Asset Sales, the completion of a new senior secured credit facility for CPA®:16 — Global, the proceeds of which will be used, in part, to pay for cash elections made by our shareholders in the Proposed Merger, and the elections by holders of 50% or less of our outstanding common stock to receive cash. CPA®:16 — Global has entered into commitment letters with five lenders who will provide CPA®:16 — Global with the new senior secured credit facility; however, those commitment letters are subject to customary conditions, including the lenders’ satisfactory completion of due diligence and determination that no material adverse change has occurred in the business, assets, financial condition, performance or prospects of CPA®:16 — Global or any of its material subsidiaries.
If the Proposed Merger is not completed, we may be subject to a number of material risks, including the following:
•	our shareholders will not have had the opportunity to achieve liquidity, and our directors will review other alternatives for liquidity, which may not occur in the near term or on terms as attractive as the terms of the Proposed Merger and the Asset Sales;
•	we will have incurred substantial costs related to the Proposed Merger and the related transactions, such as legal, accounting and financial advisor fees, which may be payable by us even if the Proposed Merger is not completed; and

•	we may be required to pay CPA®:16 — Global’s out-of-pocket expenses up to $5 million if the Proposed Merger is terminated (i) by CPA®:16 — Global due to our breach of any representation, warranty, covenant or agreement or (ii) by us due to our board of directors withdrawing its recommendation of the Proposed Merger or the merger agreement in connection with, or approving or recommending, a superior competing transaction.
CPA®:14 2010 10-K — 21

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
Shareholders’ equity may be diluted
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, or (iv) issue shares of common stock to our directors or to the advisor for payment of fees in lieu of cash, then shareholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.
CPA®:14 2010 10-K — 22

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has its primary international investment offices located in London and Amsterdam. The advisor also has office space domestically in Dallas, Texas and internationally in Shanghai. The advisor leases all of these offices and believes these leases are suitable for our operations for the foreseeable future.
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
CPA®:14 2010 10-K — 23

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Unlisted Shares and Distributions
There is no active public trading market for our shares. At March 18, 2011, there were 28,323 holders of record of our shares.
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years ended December 31,
	2010	2009
First quarter	$0.1996	$0.1976
Second quarter	0.2001	0.1981
Third quarter	0.2001	0.1986
Fourth quarter	0.2001	0.1991

	$0.7999	$0.7934

Unregistered Sales of Equity Securities
For the three months ended December 31, 2010, we issued 169,871 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $11.80 per share, which was our most recently published NAV per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October			N/A	N/A
November			N/A	N/A
December	55,870	$10.97	N/A	N/A

Total	55,870

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable in any period depends on the availability of funds generated by our dividend reinvestment and share purchase plan (“DRIP”) and other factors and is at the discretion of our board of directors. In September 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, subject to limited exceptions in cases of death or qualifying disability. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:14 2010 10-K — 24

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years ended December 31,
	2010	2009	2008	2007	2006
Operating Data (a)
Total revenues	$157,276	$156,640	$149,854	$146,531	$116,088
Income from continuing operations	45,781	32,896	39,975	50,029	51,945
Net income (b)	69,736	7,001	47,201	65,954	71,574
Less: Net income attributable to noncontrolling interests	(2,819)	(1,685)	(2,037)	(1,564)	(1,956)

Net income attributable to CPA®:14 shareholders	66,917	5,316	45,164	64,390	69,618

Earnings per share:
Income from continuing operations attributable to CPA®:14 shareholders	0.49	0.36	0.43	0.55	0.71
Net income attributable to CPA®:14 shareholders	0.77	0.06	0.51	0.73	0.99

Cash distributions declared per share	0.7999	0.7934	0.7848	0.7766	0.7711

Balance Sheet Data
Total assets	$1,421,981	$1,551,969	$1,637,430	$1,715,148	$1,675,323
Net investments in real estate (c)	1,171,347	1,310,471	1,368,111	1,433,314	1,491,815
Long-term obligations (d)	693,499	812,543	821,262	861,902	826,459

Other Information
Cash flow from operating activities	$109,288	$87,900	$110,697	$89,730	$102,232
Distributions paid	69,155	68,832	68,851	68,323	83,633
Payment of mortgage principal (e)	154,126	44,873	17,383	16,552	12,580

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)	Results for 2010, 2009 and 2008 reflected impairment charges totaling $15.3 million, $41.0 million and $10.9 million, respectively.

(c)	Net investments in real estate consists of net investments in properties, net investment in direct financing leases, equity investments in real estate, real estate under construction and assets held for sale, as applicable.

(d)	Represents mortgage obligations and deferred acquisition fee installments.

(e)	Represents scheduled mortgage principal payments.
CPA®:14 2010 10-K — 25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
As described in more detail in Item 1 of this Report, we are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. We were formed in 1997 and are managed by the advisor.
Financial Highlights
(In thousands)

	Years ended December 31,
	2010	2009	2008
Total revenues	$157,276	$156,640	$149,854
Net income attributable to CPA®:14 shareholders	66,917	5,316	45,164
Cash flow from operating activities	109,288	87,900	110,697

Distributions paid	69,155	68,832	68,851
Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$83,773	$81,805	$99,178
Adjusted cash flow from operating activities	101,561	101,198	98,795
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“ non-GAAP”) metrics such as Funds from operations — as adjusted, or AFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. Please see Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenues increased slightly in 2010 as compared to 2009. The increase in income recognized in connection with an early prepayment of a mortgage loan was substantially offset by the negative impact of recent tenant activity, including the restructuring of leases due to tenant defaults and lease rejections in bankruptcy court.
Net income attributable to CPA®:14 shareholders increased in 2010 as compared to 2009. This increase was due to net gains on both the extinguishment of debt and the deconsolidation of a subsidiary recognized in 2010, which are reflected in discontinued operations, as well as lower impairment charges recognized during 2010.
Cash flow from operating activities in 2010 was favorably impacted by the increases in our results of operations as well as the release of security deposit assets held by lenders as a result of the repayment of matured non-recourse mortgage loans.
Our quarterly cash distribution remained at $0.2001 per share for the fourth quarter of 2010, which equates to $0.80 per share on an annualized basis.
For the year ended December 31, 2010 as compared to 2009, our AFFO supplemental measure increased, primarily due to increases in net income. For the year ended December 31, 2010 as compared to 2009, our adjusted cash flow supplemental measure increased. The increase in cash flow provided by operating activities was offset by a reduction in changes in working capital, a reduction in distributions received from equity investments in real estate in excess of equity income and an increase in distributions paid to noncontrolling interests.
CPA®:14 2010 10-K — 26

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
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2010, the Euro weakened primarily as a result of sovereign debt issues in several European countries. Investments denominated in the Euro accounted for approximately 18% of our annualized contractual minimum base rent for 2010. During 2010, the U.S. dollar strengthened against the Euro, as the average conversion rate for the U.S. dollar in relation to the Euro decreased by 5% in comparison to 2009. Additionally, the end-of-period conversion rate of the Euro at December 31, 2010 decreased by 8% to $1.3253 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at December 31, 2010 as compared to our balance sheet at December 31, 2009. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Capital Markets
We have recently seen evidence of a gradual improvement in capital market conditions, including new issuances of commercial mortgage-backed securities debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ more conservative underwriting standards. We have seen commercial real estate capitalization rates begin to narrow from credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved compared to prior years. However, during the fourth quarter of 2010, the cost of debt rose, but we anticipate that this may be recoverable either through deal pricing or if lenders adjust their spreads, which had been unusually high during the crisis. The increase was primarily a result of a rise in the 10-year treasury rates for domestic deals and due to the impact of the sovereign debt issues in Europe. During 2010, we refinanced maturing non-recourse mortgage loans with new non-recourse financing totaling $104.8 million.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. Since the beginning of the credit crisis, these macro-economic factors have persisted, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates, general uncertainty surrounding commercial real estate fundamentals and property valuations continues. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.
CPA®:14 2010 10-K — 27

Net Asset Value
The advisor calculates our NAV per share on an annual basis. To make this calculation, the advisor relies in part upon an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
As a result of continued weakness in the economy and a strengthening of the dollar versus the Euro during 2010 and 2009, our NAV per share at September 30, 2010, which was calculated in connection with the Proposed Merger, decreased to $11.50, a 2.5% decline from our December 31, 2009 NAV per share of $11.80.
Tenant Defaults
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact net asset values and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. Our experience for 2010 reflects an improvement from the unusually high level of tenant defaults during 2008 and 2009, when companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. There were two tenant defaults in our portfolio during 2010 as compared to four during 2009. We have observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however, it is possible that additional tenants may file for bankruptcy or default on their leases during 2011 and that economic conditions may again deteriorate.
To mitigate these risks, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the CPI or other similar index for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, despite recent signs of inflationary pressure, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
At December 31, 2010, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our occupancy declined slightly from 95% at December 31, 2009 to 94% at December 31, 2010.
CPA®:14 2010 10-K — 28

Proposed Accounting Changes
The International Accounting Standards Board and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. At this time, the proposed guidance has not been finalized and as such we are unable to determine whether this proposal will have a material impact on our business.
The Emerging Issues Task Force (“EITF”) of the FASB discussed the accounting treatment for deconsolidating subsidiaries in situations other than a sale or transfer at its September 2010 meeting. While the EITF did not reach a consensus for exposure, the EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus for exposure, we will evaluate the impact of such conclusion on our financial statements. We deconsolidated a subsidiary that leased property to Buffets, Inc. (“Buffets”) which had total assets and liabilities of $7.2 million and $20.1 million, respectively, and recognized a gain in the amount of $12.9 million during 2010.
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
We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. These leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
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
CPA®:14 2010 10-K — 29

Results of Operations
The following table presents the components of our lease revenues (in thousands):

	Years ended December 31,
	2010	2009	2008
Rental income	$133,779	$136,992	$128,972
Interest income from direct financing leases	13,744	14,356	15,359

	$147,523	$151,348	$144,331

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years ended December 31,
Lessee	2010	2009	2008
Carrefour France, SAS (a) (b)	$23,821	$22,177	$19,656
PETsMART, Inc. (c)	8,023	8,027	7,940
Federal Express Corporation (c)	7,121	7,044	6,967
Dick’s Sporting Goods, Inc.	6,939	6,939	7,076
Atrium Companies, Inc.	4,945	5,277	5,170
Katun Corporation (a) (d)	4,610	4,501	4,497
Perkin Elmer, Inc. (a)	4,334	4,552	4,802
Caremark Rx, Inc.	4,300	4,300	4,300
Amylin Pharmaceuticals, Inc. (b) (e)	4,027	3,635	—
McLane Company Food Service Inc.	3,794	3,736	3,706
Amerix Corp. (f)	3,241	3,241	2,980
Tower Automotive, Inc. (d)	3,229	3,155	3,062
Rave Reviews Cinemas LLC	3,071	3,037	2,907
Gibson Guitar Corp. (c)	2,827	2,727	2,658
Builders FirstSource, Inc. (c)	2,783	2,719	2,692
Gerber Scientific, Inc.	2,678	2,668	2,591
Waddington North America, Inc.	2,660	2,536	2,536
Collins & Aikman Corporation	2,576	2,564	2,488
Other (a) (c)	52,544	58,513	58,303

	$147,523	$151,348	$144,331

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during both 2010 and 2009 strengthened by approximately 5% in comparison to the respective prior years, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010 and 2009. This impact was mitigated in some cases by CPI or similar rent increases.

(b)	Increase in 2010 was due to CPI-based (or equivalent) rent increase and lease restructuring.

(c)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis include lease revenues applicable to noncontrolling interests totaling $8.5 million, $8.2 million and $6.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(d)	Increases in 2010 and 2009 were due to CPI-based (or equivalent) rent increase.

(e)	We consolidated this venture effective January 1, 2009. As a result of a refinancing in 2007, we became the general partner of the venture and therefore have control over the venture.

(f)	Increase in 2009 was due to CPI-based (or equivalent) rent increase.
CPA®:14 2010 10-K — 30

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2010	2010	2009	2008
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	32%	$34,408	$35,889	$37,128
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (b)	12%	32,486	30,589	28,541
True Value Company	50%	14,213	14,492	14,698
Advanced Micro Devices, Inc.	67%	11,173	11,175	11,175
Life Time Fitness, Inc.	56%	9,280	9,272	9,272
CheckFree Holdings, Inc.	50%	5,103	4,964	4,830
Compucom Systems, Inc. (c)	67%	4,884	5,020	4,902
Best Buy Co., Inc.	37%	4,577	4,553	4,421
Del Monte Corporation (d)	50%	3,527	3,529	3,241
The Upper Deck Company	50%	3,194	3,194	3,194
Dick’s Sporting Goods, Inc.	45%	3,141	3,141	3,141
ShopRite Supermarkets, Inc. (c)	45%	2,954	2,484	2,461
Town Sports International Holdings, Inc.	56%	1,119	1,086	1,086
Amylin Pharmaceuticals, Inc. (e)	50%	—	—	3,343

		$130,059	$129,388	$131,433

(a)	In addition to lease revenues, the venture also earned interest income of $24.2 million, $27.1 million and $28.1 million on a note receivable during 2010, 2009 and 2008, respectively. Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during both 2010 and 2009 strengthened by approximately 5% in comparison to the respective prior years, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010 and 2009.

(b)	Increases in 2010 and 2009 were due to CPI-based (or equivalent) rent increase.

(c)	In December 2010, this venture sold its properties and distributed the proceeds to the venture partners. We have no further economic interest in this venture.

(d)	Increase in 2009 was due to CPI-based (or equivalent) rent increase.

(e)	We consolidated this venture effective January 1, 2009. As a result of a refinancing in 2007, we became the general partner of the venture and therefore have control over the venture.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar index for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are intended to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in foreign currency exchange rates.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, lease revenues decreased by $3.8 million, primarily due to the impact of tenant activity in 2009 and 2010, including the restructuring of leases due to tenant defaults and lease rejections in bankruptcy court, which resulted in a reduction to lease revenues of $6.5 million. In addition, lease revenues decreased by $1.3 million as a result of the negative impact of fluctuations in foreign currency exchange rates. These decreases were partially offset by scheduled rent increases at several properties totaling $4.1 million.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, lease revenues increased by $7.0 million, primarily due to scheduled rent increases at several properties totaling $4.7 million. In addition, an adjustment we made in the third quarter of 2009 to consolidate the Amylin venture that was previously accounted for under the equity method resulted in a $2.5 million increase in lease revenues.
CPA®:14 2010 10-K — 31

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
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, other operating income increased by $4.5 million, primarily due to property-related income recognized in connection with a prepayment of a non-recourse mortgage loan. New Creative Enterprises rejected its lease with us during bankruptcy proceedings in March 2009. As a result, we stopped making debt service payments on the related mortgage loan in March 2010 in an attempt to negotiate an early prepayment of the loan. In October 2010, the lender, who was holding $4.0 million cash from a converted letter of credit issued by New Creative Enterprises, applied the cash to the outstanding principal balance and the remaining debt balance was paid off at that time.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, other operating income was substantially the same.
Depreciation and Amortization
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, depreciation and amortization decreased by $2.5 million, primarily due to a decrease in amortization of $1.1 million as a result of an intangible asset becoming fully amortized in September 2009 and a write-off of $1.1 million in intangible assets as a result of a lease restructuring during the third quarter of 2009.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, depreciation and amortization increased by $3.1 million, primarily due to an increase of $2.2 million as a result of a cumulative adjustment we recorded in the third quarter of 2009 to consolidate a previously unconsolidated venture, Amylin Pharmaceuticals, as well as the $1.1 million write-off in intangible assets as described above.
Property Expenses
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, property expenses decreased by $0.1 million. Asset management and performance fees payable to the advisor decreased by $2.0 million as a result of a decline in the appraised value of our real estate assets at December 31, 2009 as compared to a year earlier and property sales. This decrease was substantially offset by a $1.8 million increase in costs related to current and former tenants who have filed for bankruptcy or are experiencing financial difficulties.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, property expenses decreased by $1.1 million, primarily due to a $2.2 million decrease in asset management and performance fees payable to the advisor as a result of a decline in the appraised value of our real estate assets at December 31, 2008 as compared to a year earlier. This decrease was partially offset by an increase of $1.0 million in costs related to current and former tenants who have filed for bankruptcy or were experiencing financial difficulties.
General and Administrative
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, general and administrative expenses increased by $1.4 million, primarily due to costs incurred in connection with the Proposed Merger.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, general and administrative expenses decreased by $1.6 million, primarily due to $1.4 million of costs incurred in connection with exploring potential liquidity alternatives during 2008.
CPA®:14 2010 10-K — 32

Impairment Charges
For the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges included in operating expenses for our continuing real estate operations totaling $8.5 million, $10.1 million and $0.1 million, respectively. The table below summarizes these impairment charges recorded in operating expenses for the past three fiscal years for both continuing and discontinued operations (in thousands):

Lessee	2010	2009	2008	Triggering Events
Metaldyne Company	$4,344	$4,027	$—	Potential sale
Atrium Companies, Inc.	2,209	—	—	Property sold
Nexpak Corporation	1,907	3,500	—	Potential sale
Various lessees	—	2,566	110	Decline in unguaranteed residual value

Impairment charges included in operating expenses from continuing operations	$8,460	$10,093	$110

Nortel Networks Inc.	$—	$22,152	$—	Tenant filed for bankruptcy
Buffets, Inc.	—	8,100	—	Tenant filed for bankruptcy
Orgill, Inc.	1,271	—	—	Property sold
Tower Automotive inc.	400	—	1,029	Property sold

Impairment charges from discontinued operations	$1,671	$30,252	$1,029

See Income from Equity Investments in Real Estate and Other Income and (Expenses) below for additional impairment charges incurred during 2010, 2009 and 2008.
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
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, income from equity investments in real estate increased by $6.8 million. In 2010, income from equity investments in real estate included our share of the gains recognized by two ventures that sold their properties totaling $11.4 million, partially offset by the recognition of a $4.7 million other-than-temporary impairment charge on our investment in a venture to reduce its carrying value to its estimated fair value.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, income from equity investments in real estate increased by $13.2 million, primarily due to a decrease in other-than-temporary impairment charges of $9.1 million and a reduction in interest expense of $2.1 million as a result of several ventures refinancing their mortgage loans during 2008 and 2009. During 2009, we incurred an other-than-temporary impairment charge of $0.7 million on an equity investment to reduce the carrying value of the investment to its estimated fair value. During 2008, we incurred impairment charges totaling $9.8 million on three domestic equity investments as a result of their carrying values exceeding their estimated fair values, for which we deemed the decline in value to be other-than-temporary.
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
CPA®:14 2010 10-K — 33

2010 vs. 2009 — For the year ended December 31, 2010, we recognized other expenses of $1.8 million, compared to other income of $1.4 million in 2009. Other expenses in 2010 included an other-than-temporary impairment charge of $0.4 million recognized on certain securities to reflect a decline in their fair value. Additionally, during the fourth quarter of 2010, we recorded a $1.3 million out-of-period adjustment to correct an error in 2009 pertaining the valuation of these securities (Note 2).
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, net other income decreased by $1.9 million, primarily due to a decrease in realized gains on foreign currency transactions of $3.3 million as a result of the strengthening of the U.S. dollar relative to the Euro in 2009 as compared to 2008, as well as a reduction in the total amount of cash repatriated from foreign subsidiaries. This decrease was partially offset by the $1.3 million error which was corrected in 2010 as described above and an other-than-temporary impairment charge of $0.1 million recognized in 2008 on certain securities to reflect a decline in their fair value.
Advisor Settlement
2008 — During 2008, we recognized income of $10.9 million in connection with the advisor’s SEC Settlement (Note 14).
Interest Expense
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, interest expense decreased by $5.2 million, primarily due to a decrease of $2.9 million as a result of repaying or refinancing debt during 2010 and 2009 and a decrease of $2.2 million as a result of making scheduled mortgage principal payments, which reduced the balances on which interest was incurred.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, interest expense decreased by $0.2 million.
Discontinued Operations
2010 — During 2010, we recognized income from discontinued operations of $24.0 million, primarily consisting of a $12.9 million gain on the deconsolidation of a subsidiary that holds the property previously leased to Buffets, as well as an $11.4 million gain on the extinguishment of debt recognized when we returned the property previously leased to Nortel to the lender in exchange for the lender’s agreement to release us from all related non-recourse mortgage loan obligations.
2009 — During 2009, we recognized a loss from discontinued operations of $25.9 million, primarily due to impairment charges of $22.2 million recognized on the Nortel property and $8.1 million recognized on the Buffets property. In addition, we recognized a loss from the operations of discontinued properties of $4.3 million. These losses were partially offset by a net gain on sale of two domestic properties totaling $8.6 million.
2008 — During 2008, we recognized income from discontinued operations of $7.2 million, primarily due to income generated from the operations of discontinued properties.
Net Income Attributable to CPA®:14 Shareholders
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, the resulting net income attributable to CPA®:14 shareholders increased by $61.6 million.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, the resulting net income attributable to CPA®:14 shareholders decreased by $39.8 million.
Funds from Operations — as Adjusted (AFFO)
AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and a reconciliation to net income attributable to CPA®:14 shareholders, see Supplemental Financial Measures below.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, AFFO increased by $2.0 million, primarily driven by the aforementioned increases in our results of operations.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, AFFO decreased by $17.4 million, primarily as a result of the aforementioned decreases in our results of operations.
CPA®:14 2010 10-K — 34

Financial Condition
Sources and Uses of Cash during the Year
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.
Operating Activities — Cash flow from operating activities in 2010 was favorably impacted by the increases in our results of operations as well as the release of security deposit assets held by lenders as a result of the repayment of matured non-recourse mortgage loans. During 2010, we used cash flows from operating activities of $109.3 million to primarily fund cash distributions to shareholders of $61.4 million, excluding $7.8 million in dividends that were reinvested by shareholders in our common stock through our DRIP, and to fund distributions to affiliates who hold noncontrolling interests in various entities with us of $13.1 million (see Financing Activities below).
Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During 2010, we received distributions from our equity investments in real estate in excess of cumulative equity income of $42.0 million. We also received proceeds of $19.5 million from the sales of several properties and $7.0 million from the repayment of notes receivable that matured during the period. We made contributions to unconsolidated ventures totaling $4.8 million, including $4.2 million paid to a venture to pay off its maturing non-recourse mortgage loan. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $2.6 million.
Financing Activities — During 2010, we made scheduled mortgage principal installments of $154.1 million, which included scheduled balloon payments totaling $139.9 million. Proceeds from mortgage refinancing, cash distributions received from equity investments in real estate in excess of equity income (see Investing Activities below) and our existing cash resources were used to fund scheduled mortgage principal payments. We also made cash distributions of $74.4 million to shareholders and to affiliates that hold noncontrolling interests in various entities with us, excluding $7.8 million in dividends reinvested through our DRIP. We obtained $112.2 million as a result of refinancing several non-recourse mortgage loans that were scheduled to mature during 2010. We also received $7.4 million as a result of issuing shares through our distribution reinvestment and stock purchase plan, net of costs, and used $2.0 million to repurchase our shares under our redemption plan, as described below.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the third quarter of 2009, redemptions totaled approximately 5% of total shares outstanding. In light of this 5% limitation and our desire to preserve capital and liquidity, in September 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to September 1, 2009, which was the deadline for all redemptions taking place in the third quarter of 2009. We may make limited exceptions to the suspension of the program in cases of death or qualifying disability. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with respect to the plan.
CPA®:14 2010 10-K — 35

For the year ended December 31, 2010, we redeemed 178,584 shares of our common stock pursuant to our redemption plan at an average price per share of $11.16, all of which were redeemed under the limited exceptions to the suspension of our redemption plan as described above. Of the total 2010 redemptions, we redeemed 55,870 shares in the fourth quarter. We funded share redemptions during 2010 from the proceeds of the sale of shares of our common stock pursuant to our DRIP from existing cash resources. In December 2010, the DRIP was suspended by our board of directors in connection with the Proposed Merger.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and a reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Our adjusted cash flow from operating activities for the year ended December 31, 2010 was $101.6 million, an increase of $0.4 million from 2009. While cash flow from operating activities increased by $21.4 million, it was partially offset by a $13.4 million decrease in distributions received from equity investments in real estate in excess of equity income, a $6.2 million decrease associated with changes in working capital and a $1.4 million increase in distributions paid to noncontrolling interests.
Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	December 31,
	2010	2009
Balance
Fixed rate	$573,568	$684,284
Variable rate (a)	115,696	121,379

Total	$689,264	$805,663

Percent of total debt
Fixed rate	83%	85%
Variable rate (a)	17%	15%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	6.7%	7.2%
Variable rate (a)	6.0%	6.2%

(a)	Variable-rate debt at December 31, 2010 included (i) $18.1 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments and (ii) $80.6 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term.
CPA®:14 2010 10-K — 36

Cash Resources
At December 31, 2010, our cash resources consisted of cash and cash equivalents totaling $124.7 million. Of this amount, $10.3 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. In addition, we have entered into contracts to sell certain properties to non-affiliates for gross proceeds of approximately $77.1 million; however, there can be no assurance that these sales will be completed. We also had unleveraged properties that had an aggregate carrying value of $141.2 million at December 31, 2010, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for making scheduled mortgage loan principal payments, working capital needs and other commitments.
Cash Requirements
If the Proposed Merger does not occur or is significantly delayed, we expect that cash payments during 2011 will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $174.4 million will be due during 2011, inclusive of amounts attributable to noncontrolling interests totaling $13.2 million. In addition, our share of balloon payments due in 2011 on our unconsolidated ventures totals $9.8 million. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments. See below for cash requirements related to the Proposed Merger.
Expected Impact of Proposed Merger and Asset Sales
If approved, we currently expect the Proposed Merger and the Asset Sales to have the following impact on our liquidity and results of operations beginning in the second quarter of 2011; however, there can be no assurance that these transactions will be completed during this time frame or at all.
In connection with the Proposed Merger, we have agreed to sell three properties each to the advisor and CPA®:17 — Global for aggregate selling prices of $32.1 million and $57.4 million, respectively, plus the assumption of indebtedness totaling approximately $64.7 million and $153.9 million, respectively, and we expect to recognize a gain on the sales of these properties. These Asset Sales are contingent upon the approval of the Proposed Merger by our shareholders. As a result of selling these properties, we currently estimate that our annual lease revenue and cash flow will decrease by approximately $8.8 million and $4.0 million, respectively.
If the Proposed Merger is consummated, the advisor will earn $31.2 million of termination fees from us in connection with the termination of its advisory agreement with us, $15.2 million of subordinated disposition fees and $6.1 million in fees we have accrued but have not yet paid under the advisory agreement. The advisor has elected to receive the $31.2 million of termination fees in shares of our common stock, for which it has agreed to elect to receive shares of CPA®:16 — Global in the Proposed Merger. If the Proposed Merger is consummated, the maximum cash required to pay the $1.00 per share special cash distribution would be approximately $87.3 million, based on our total shares outstanding at December 31, 2010. We expect to make these cash payments with proceeds from the Asset Sales and our existing cash resources.
CPA®:14 2010 10-K — 37

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-recourse debt — Principal (a)	$687,865	$194,619	$142,519	$54,316	$296,411
Deferred acquisition fees — Principal	4,235	1,753	1,310	773	399
Interest on borrowings and deferred acquisition fees (b)	178,964	42,711	47,585	39,337	49,331
Subordinated disposition fees (c)	6,065	6,065	—	—	—
Operating and other lease commitments (d)	36,212	1,663	2,297	2,283	29,969

	$913,341	$246,811	$193,711	$96,709	$376,110

(a)	Excludes $1.4 million of purchase accounting adjustments in connection with the 2006 Merger, which is included in Non-recourse debt at December 31, 2010.

(b)	Interest on un-hedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2010.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with the Proposed Merger. See Current Development in Item 1 above. There can be no assurance that the Proposed Merger will occur in this time frame, if at all.

(d)	Operating and other lease commitments consist primarily of the total minimum rents payable on the ground leases, property improvement commitments and our share of total minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the total minimum rents payable under ground leases of two ventures in which we own a combined interest of 32%. These obligations total approximately $32.3 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2010. At December 31, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
Proposed Merger and Asset Sales
In connection with the Proposed Merger, we have agreed to sell three properties each to the advisor and CPA®:17 — Global for aggregate selling prices of $32.1 million and $57.4 million, respectively, plus the assumption of indebtedness totaling approximately $64.7 million and $153.9 million, respectively, and we expect to recognize a gain on the sales of these properties. If the Proposed Merger is consummated, the maximum cash required to pay the $1.00 per share special cash distribution in connection with the Proposed Merger would be approximately $87.3 million, based on our total shares outstanding at December 31, 2010. We expect to make the special cash distributions with proceeds from the Asset Sales and our existing cash resources.
Equity Investments in Real Estate
We acquired two related investments in 2007 (the “Hellweg 2” transaction) that are accounted for under the equity method of accounting as we do not have a controlling interest but over which we exercise significant influence. The remaining ownership of these entities is held by the advisor and certain of our affiliates. The primary purpose of these investments was to ultimately acquire an interest in the underlying properties and such was structured to effectively transfer the economics of ownership to us and our affiliates while still monetizing the sales value by transferring the legal ownership in the underlying properties over time. We acquired an interest in a venture, the “property venture,” that in turn acquired a 24.7% (direct and indirect) ownership interest in a limited partnership owning 37 properties throughout Germany. Concurrently, we also acquired an interest in a second venture, the “lending venture,” that made a loan, the “note receivable,” to the holder of the remaining 75.3% (direct and indirect) interests in the limited partnership, which is referred to in this Report as our partner. In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. Currently, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership less adjustments. Our total effective ownership interest in the ventures is approximately 32%.
CPA®:14 2010 10-K — 38

Upon exercise of the relevant purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer will be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture will be deemed to have transferred such funds up to us and our affiliates as if they had been recontributed down into the property venture based on their pro rata ownership. Accordingly, at December 31, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $2.2 million, with our share approximating $0.7 million. In addition, our maximum exposure to loss on these ventures was $14.3 million (inclusive of both our existing investment and the amount to fund our future commitment).
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at December 31, 2010 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2010	Total Assets	Party Debt	Maturity Date

The Upper Deck Company (a)	50%	$26,845	$9,817	2/2011
Del Monte Corporation	50%	14,739	10,092	8/2011
Best Buy Co., Inc.	37%	27,397	23,889	2/2012
True Value Company	50%	128,636	67,803	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	286,824	160,191	5/2014
Checkfree Holdings, Inc.	50%	32,696	29,138	6/2016
Life Time Fitness, Inc.	56%	104,454	73,834	12/2016
Hellweg Die Profi-Baumarkte GmbH & Co. KG(b)	32%	429,916	369,323	4/2017
Town Sports International Holdings, Inc.	56%	7,462	7,609	5/2017
Advanced Micro Devices, Inc. (c)	67%	86,157	57,166	1/2019
Dick’s Sporting Goods, Inc.	45%	27,138	21,861	1/2022

		$1,172,264	$830,723

(a)	In February 2011, this venture repaid its maturing mortgage loan.

(b)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third-party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $21.8 million at December 31, 2010. Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2010.

(c)	In August 2010, this venture refinanced its existing non-recourse mortgage loan and distributed the net proceeds to the venture partners.
CPA®:14 2010 10-K — 39

Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
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
Classification of Real Estate Leases
We classify our leases for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life relying in part upon third-party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets as of the end of the non-cancelable lease term. Estimates of residual values are generally determined by us relying in part upon third-party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets related to leases classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of leases may have a significant impact on net income even though it has no effect on cash flows.
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
CPA®:14 2010 10-K — 40

We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local brokers.
We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using our estimates or by relying in part upon third-party appraisals.
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
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
Impairments
On a quarterly basis, we assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Estimates and judgments used when evaluating whether these assets are impaired are presented below.
CPA®:14 2010 10-K — 41

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
Assets Held for Sale
We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values.
CPA®:14 2010 10-K — 42

Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. Beginning in 2009, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in Other comprehensive income (“OCI”). Prior to 2009, all portions of other-than-temporary impairments were recorded in earnings.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (18 lessees represented 64% of lease revenues during 2010), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT net taxable income to our shareholders (excluding net capital gains) and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax.
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
Subsequent Event
In March 2011, we returned a property previously leased to Nexpak Corporation to the lender in exchange for the lender’s agreement to release us from all related non-recourse mortgage loan obligations. On the date of disposition, the property had a carrying value of $5.5 million, reflecting the impact of impairment charges totaling $1.9 million incurred in 2010 and $3.5 million incurred in 2009, and the related non-recourse mortgage loan had an outstanding balance of $7.1 million.
CPA®:14 2010 10-K — 43

Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
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
We modify the NAREIT computation of FFO to include other adjustments to GAAP net income for certain non-cash charges, where applicable, such as gains or losses on extinguishment of debt and deconsolidation of subsidiaries, amortization of intangibles, straight-line rents, impairment charges on real estate and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as AFFO, and we employ it as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies. We exclude these items from GAAP net income as they are not the primary drivers in our decision-making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. As a result, we believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better understand and measure the performance of our business over time without the potentially distorting impact of these short-term fluctuations.
CPA®:14 2010 10-K — 44

FFO and AFFO for the years ended December 31, 2010, 2009 and 2008 are presented below (in thousands):

	Years ended December 31,
	2010	2009	2008

Net income attributable to CPA®:14 shareholders	$66,917	$5,316	$45,164
Adjustments:
Depreciation and amortization of real property	30,594	35,910	32,963
Loss (gain) on sale of real estate	2,486	(8,611)	(1,062)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	12,200	12,646	13,975
Gain on sale of real estate	(11,605)	(2)	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,097)	(2,865)	(1,871)

Total adjustments	31,578	37,078	44,005

FFO — as defined by NAREIT	98,495	42,394	89,169

Adjustments:
Gain on extinguishment of debt	(10,573)	—	—
Gain on deconsolidation of a subsidiary	(12,870)	—	—
Other depreciation, amortization and non-cash charges	(119)	80	(27)
Straight-line and other rent adjustments	(6,545)	(1,810)	(1,225)
Impairment charges	10,131	40,345	1,139
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	271	362	1,100
Straight-line and other rent adjustments	(84)	(450)	(829)
Impairment charges	4,736	671	9,820
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	331	213	31

Total adjustments	(14,722)	39,411	10,009

AFFO	$83,773	$81,805	$99,178

Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our non-controlling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.
CPA®:14 2010 10-K — 45

Adjusted cash flow from operating activities for the years ended December 31, 2010, 2009 and 2008 is presented below (in thousands):

	Years ended December 31,
	2010	2009	2008
Cash flow provided by operating activities	$109,288	$87,900	$110,697
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	(3,473)	9,880	7,959
Distributions paid to noncontrolling interests, net	(3,702)	(2,277)	(3,522)
Changes in working capital(a)	(552)	5,695	(5,471)
Advisor settlement	—	—	(10,868)

Adjusted cash flow from operating activities	$101,561	$101,198	$98,795

Distributions declared (weighted average share basis)	$69,397	$69,088	$69,200

(a)	In 2009, an adjustment to exclude the impact of escrow funds was introduced to our adjusted cash flow from operating activities supplemental measure as more often than not these funds are released to the lender.
While we believe our FFO, AFFO and Adjusted cash flow from operating activities are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO, AFFO and Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs may not be comparable to our FFO, AFFO and Adjusted cash flow from operating activities measures.

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
Interest Rate Risk
The value of our real estate and related fixed-rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in connection with the 2006 Merger. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At December 31, 2010, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At December 31, 2010, we estimate that our total interest in CCMT had a fair value of $13.1 million, an increase of $0.9 million from the fair value at December 31, 2009.
CPA®:14 2010 10-K — 46

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. We estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $1.7 million at December 31, 2010 (Note 9).
In connection with a German transaction in 2007, two ventures in which we have a total effective ownership interest of 32% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated total unrealized losses of $0.8 million, $1.1 million and $3.5 million during 2010, 2009 and 2008, respectively, representing the total amounts attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At December 31, 2010, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during their term. The annual interest rates on our fixed-rate debt at December 31, 2010 ranged from 5.2% to 8.3%. The annual interest rates on our variable-rate debt at December 31, 2010 ranged from 2.0% to 6.8%. Our debt obligations are more fully described in Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2010 (in thousands).

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$189,089	$124,531	$6,398	$21,602	$14,928	$217,020	$573,568	$563,687
Variable rate debt	$5,530	$5,572	$6,018	$6,466	$11,320	$80,790	$115,696	$115,012
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at December 31, 2010 by an aggregate increase of $19.9 million or an aggregate decrease of $18.7 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2010 would increase or decrease by $0.2 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 7 above, a significant portion of the debt classified as variable rate bore interest at fixed rates at December 31, 2010 but has interest rate reset features that will change the fixed interest rates to variable rates at some point in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result we are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. For the year ended December 31, 2010, Carrefour France SAS, which leases properties from us in France, contributed 16% of lease revenues. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the year ended December 31, 2010, we recognized net realized foreign currency transaction losses of $0.3 million and net unrealized foreign currency transaction gains of less than $0.1 million. These gains or losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
CPA®:14 2010 10-K — 47

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
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues(a)	2011	2012	2013	2014	2015	Thereafter	Total
Euro	$22,820	$21,575	$21,892	$22,100	$13,819	$33,933	$136,139
British pound sterling	464	464	464	464	144	—	2,000

	$23,284	$22,039	$22,356	$22,564	$13,963	$33,933	$138,139

Scheduled debt service payments (principal and interest) for the mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt Service(a) (b)	2011	2012	2013	2014	2015	Thereafter	Total
Euro	$13,799	$13,550	$13,558	$13,652	$13,552	$106,788	$174,899
British pound sterling	445	447	447	447	446	5,734	7,966

	$14,244	$13,997	$14,005	$14,099	$13,998	$112,522	$182,865

(a)	Based on the applicable exchange rate at December 31, 2010. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2010.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At December 31, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.6 million.
CPA®:14 2010 10-K — 48

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:14 2010 10-K — 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 14 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 14 Incorporated and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 25, 2011
CPA®:14 2010 10-K — 50

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Investments in real estate:
Real estate, at cost	$1,161,139	$1,255,966
Accumulated depreciation	(221,824)	(215,967)

Net investments in properties	939,315	1,039,999
Net investments in direct financing leases	107,352	112,428
Assets held for sale	18,913	8,651
Equity investments in real estate	105,767	149,393

Net investments in real estate	1,171,347	1,310,471
Cash and cash equivalents	124,693	93,310
Intangible assets, net	56,912	63,804
Other assets, net	69,029	84,384

Total assets	$1,421,981	$1,551,969

Liabilities and Equity
Liabilities:
Non-recourse debt	$689,264	$805,663
Accounts payable, accrued expenses and other liabilities	14,048	19,975
Prepaid and deferred rental income and security deposits	26,764	28,108
Due to affiliates	13,183	16,380
Distributions payable	17,463	17,143

Total liabilities	760,722	887,269

Commitments and contingencies (Note 13)
Equity:
CPA®:14 shareholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 96,404,073 and 95,058,267 shares issued, respectively	96	95
Additional paid-in capital	949,791	934,117
Distributions in excess of accumulated earnings	(192,995)	(190,437)
Accumulated other comprehensive income	4,515	8,838

	761,407	752,613
Less, treasury stock at cost, 9,133,838 and 8,955,254 shares, respectively	(107,413)	(105,419)

Total CPA®:14 shareholders’ equity	653,994	647,194
Noncontrolling interests	7,265	17,506

Total equity	661,259	664,700

Total liabilities and equity	$1,421,981	$1,551,969

See Notes to Consolidated Financial Statements.
CPA®:14 2010 10-K — 51

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2010	2009	2008
Revenues
Rental income	$133,779	$136,992	$128,972
Interest income from direct financing leases	13,744	14,356	15,359
Other operating income	9,753	5,292	5,523

	157,276	156,640	149,854

Operating Expenses
Depreciation and amortization	(30,118)	(32,618)	(29,551)
Property expenses	(31,658)	(31,710)	(32,816)
General and administrative	(8,105)	(6,682)	(8,279)
Impairment charges	(8,460)	(10,093)	(110)

	(78,341)	(81,103)	(70,756)

Other Income and Expenses
Income from equity investments in real estate	20,616	13,845	637
Other interest income	1,738	1,558	4,106
Other income and (expenses)	(1,777)	1,446	3,309
Gain on sale of investment in direct financing lease and land swap	351	—	538
Advisor settlement (Note 14)	—	—	10,868
Interest expense	(50,998)	(56,211)	(56,374)

	(30,070)	(39,362)	(36,916)

Income from continuing operations before income taxes	48,865	36,175	42,182
Provision for income taxes	(3,084)	(3,279)	(2,207)

Income from continuing operations	45,781	32,896	39,975

Discontinued Operations
Income (loss) from operations of discontinued properties	5,020	(4,254)	7,731
Gain on deconsolidation of a subsidiary	12,870	—	—
Gain on extinguishment of debt	10,573	—	—
(Loss) gain on sale of real estate	(2,837)	8,611	524
Impairment charges	(1,671)	(30,252)	(1,029)

Income (loss) from discontinued operations	23,955	(25,895)	7,226

Net Income	69,736	7,001	47,201
Less: Net income attributable to noncontrolling interests	(2,819)	(1,685)	(2,037)

Net Income Attributable to CPA®:14 Shareholders	$66,917	$5,316	$45,164

Earnings Per Share
Income from continuing operations attributable to CPA®:14 shareholders	$0.49	$0.36	$0.43
Income (loss) from discontinued operations attributable to CPA®:14 shareholders	0.28	(0.30)	0.08

Net income attributable to CPA®:14 shareholders	$0.77	$0.06	$0.51

Weighted Average Shares Outstanding	86,757,502	87,078,468	88,174,907

Amounts Attributable to CPA®:14 Shareholders
Income from continuing operations, net of tax	$42,949	$31,445	$37,975
Income (loss) from discontinued operations, net of tax	23,968	(26,129)	7,189

Net income	$66,917	$5,316	$45,164

See Notes to Consolidated Financial Statements.
CPA®:14 2010 10-K — 52

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2010	2009	2008
Net Income	$69,736	$7,001	$47,201
Other Comprehensive Income:
Foreign currency translation adjustment	(4,057)	823	(9,006)
Change in unrealized gain (loss) on marketable securities	816	1,199	(2,385)
Change in unrealized (loss) gain on derivative instruments	(1,072)	2,426	(2,256)

	(4,313)	4,448	(13,647)

Comprehensive income	65,423	11,449	33,554

Amounts Attributable to Noncontrolling Interests:
Net income	(2,819)	(1,685)	(2,037)
Change in unrealized gain on marketable securities	(10)	(37)	—

Comprehensive income attributable to noncontrolling interests	(2,829)	(1,722)	(2,037)

Comprehensive Income Attributable to CPA®:14 Shareholders	$62,594	$9,727	$31,517

See Notes to Consolidated Financial Statements.
CPA®:14 2010 10-K — 53

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share amounts)

	CPA:14 Shareholders
				Distributions	Accumulated
			Additional	in Excess of	Other		Total
		Common	Paid-In	Accumulated	Comprehensive	Treasury	CPA®:14	Noncontrolling
	Shares	Stock	Capital	Earnings	Income	Stock	Shareholders	Interests	Total
Balance at January 1, 2008	87,818,071	$92	$894,773	$(103,207)	$18,074	$(46,772)	$762,960	$18,033	$780,993
Shares issued $0.001 par, at $14.00 — $14.50 per share, net of offering costs	691,750	1	9,147				9,148		9,148
Shares, $0.001 par, issued to the advisor at $14.00 - $14.50 per share	850,258	1	12,149				12,150		12,150
Distributions declared ($0.7848 per share)				(69,050)			(69,050)		(69,050)
Distributions to noncontrolling interests							—	(3,522)	(3,522)
Net income				45,164			45,164	2,037	47,201
Other comprehensive loss:
Foreign currency translation adjustment					(9,006)		(9,006)		(9,006)
Change in unrealized loss on marketable securities					(2,385)		(2,385)		(2,385)
Change in unrealized loss on derivative instrument					(2,256)		(2,256)		(2,256)
Repurchase of shares	(1,510,070)					(20,073)	(20,073)		(20,073)

Balance at December 31, 2008	87,850,009	94	916,069	(127,093)	4,427	(66,845)	726,652	16,548	743,200

Shares issued $0.001 par, at $13.00 and $14.00 per share, net of offering costs	667,773	—	8,844				8,844		8,844
Shares, $0.001 par, issued to the advisor at $13.00 per share	736,482	1	9,204				9,205		9,205
Distributions declared ($0.7934 per share)				(68,660)			(68,660)		(68,660)
Distributions to noncontrolling interests							—	(2,543)	(2,543)
Consolidation of a venture							—	1,779	1,779
Net income				5,316			5,316	1,685	7,001
Other comprehensive income:
Foreign currency translation adjustment					823		823		823
Change in unrealized gain on marketable securities					1,162		1,162	37	1,199
Change in unrealized gain on derivative instrument					2,426		2,426		2,426
Repurchase of shares	(3,151,251)					(38,574)	(38,574)		(38,574)

Balance at December 31, 2009	86,103,013	95	934,117	(190,437)	8,838	(105,419)	647,194	17,506	664,700

Shares issued $0.001 par, at $11.80 and $13.00 per share, net of offering costs	648,044	—	7,411				7,411		7,411
Shares, $0.001 par, issued to the advisor at $11.80 per share	697,762	1	8,263				8,264		8,264
Distributions declared ($0.7999 per share)				(69,475)			(69,475)		(69,475)
Distributions to noncontrolling interests							—	(15,207)	(15,207)
Contributions from noncontrolling interests							—	2,137	2,137
Net income				66,917			66,917	2,819	69,736
Other comprehensive income:
Foreign currency translation adjustment					(4,057)		(4,057)		(4,057)
Change in unrealized gain on marketable securities					806		806	10	816
Change in unrealized gain on derivative instrument					(1,072)		(1,072)		(1,072)
Repurchase of shares	(178,584)					(1,994)	(1,994)		(1,994)

Balance at December 31, 2010	87,270,235	$96	$949,791	$(192,995)	$4,515	$(107,413)	$653,994	$7,265	$661,259

See Notes to Consolidated Financial Statements.
CPA®:14 2010 10-K — 54

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009	2008
Cash Flows — Operating Activities
Net income	$69,736	$7,001	$47,201
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	33,346	35,955	34,494
Straight-line rent and financing lease adjustments	(4,501)	7,932	1,936
Income from equity investments in real estate in excess of distributions received	5,395	1,476	12,447
Issuance of shares to affiliate in satisfaction of fees due	8,264	9,204	12,150
Realized loss (gain) on foreign currency transactions, derivative instruments and other, net	286	(227)	(4,143)
Realized loss (gain) on sale of real estate	2,486	(8,611)	(1,062)
Realized gain on extinguishment of debt	(10,573)	—	—
Gain on deconsolidation of a subsidiary	(12,870)	—	—
Unrealized (gain) loss on foreign currency transactions, derivative instruments and other, net	1,491	(1,219)	356
Reversal of unrealized gain on derivative instruments	—	—	708
Impairment charges	10,131	40,345	1,139
Change in other operating assets and liabilities, net	6,097	(3,956)	5,471

Net cash provided by operating activities	109,288	87,900	110,697

Cash Flows — Investing Activities
Equity distributions received in excess of equity income in real estate	42,039	12,313	7,921
Acquisitions of real estate and other capitalized costs	(953)	(2,914)	—
Contributions to equity investments in real estate	(4,833)	(5,344)	(11,928)
Purchase of a FDIC guaranteed unsecured note	—	(5,000)	—
Proceeds from repayment of notes receivable	7,000	—	—
Proceeds from sale of real estate and securities	19,463	26,247	15,765
Increase in cash due to consolidation of a venture	—	309	—
Payment of deferred acquisition fees to an affiliate	(2,645)	(3,638)	(3,846)

Net cash provided by investing activities	60,071	21,973	7,912

Cash Flows — Financing Activities
Distributions paid	(69,155)	(68,832)	(68,851)
Distributions paid to noncontrolling interests, net	(13,070)	(2,543)	(3,522)
Proceeds from mortgages	112,200	27,750	9,740
Prepayment of mortgage principal	(16,698)	(22,219)	(20,510)
Scheduled payments of mortgage principal	(154,126)	(44,873)	(17,383)
Deferred financing costs and mortgage deposits	(1,477)	(962)	(576)
Proceeds from stock issuance, net of costs	7,411	8,844	9,148
Purchase of treasury stock	(1,994)	(38,574)	(20,073)

Net cash used in financing activities	(136,909)	(141,409)	(112,027)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(1,067)	(900)	(3,339)

Net increase (decrease) in cash and cash equivalents	31,383	(32,436)	3,243
Cash and cash equivalents, beginning of year	93,310	125,746	122,503

Cash and cash equivalents, end of year	$124,693	$93,310	$125,746

(Continued)
CPA®:14 2010 10-K — 55

CORPORATE PROPERTY ASSOCIATES 14 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Supplemental cash flow information (in thousands):

	Years ended December 31,
	2010	2009	2008
Interest paid	$53,542	$58,411	$61,316

Income taxes paid	$3,756	$4,412	$631

Supplemental noncash investing activities (in thousands):
During 2010, we deconsolidated a wholly-owned subsidiary as a result of losing control over the activities that most significantly impact its economic performance following possession of the property by the receiver (Note 17). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation:

Assets:
Net investments in properties	$6,627
Other assets, net	597

Total	$7,224

Liabilities:
Non-recourse debt	$(19,363)
Accounts payable, accrued expenses and other liabilities	(731)

Total	$(20,094)

See Notes to Consolidated Financial Statements.
CPA®:14 2010 10-K — 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
Corporate Property Associates 14 Incorporated is a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At December 31, 2010, our portfolio was comprised of our full or partial ownership interests in 304 properties, substantially all of which were triple-net leased to 82 tenants, and totaled approximately 28 million square feet (on a pro rata basis) with an occupancy rate of approximately 94% (occupancy rate and square footage are unaudited). We were formed in June 1997 and are managed by the advisor.
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
In connection with the adoption of the amended guidance on the consolidation of VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties and our stake in Rave Reviews Cinemas LLC, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment to determine whether these entities are VIEs, we identified one unconsolidated venture that was deemed to be a VIE (Note 6).
We have investments in tenant-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall to below zero for certain investments. We are obligated to fund future operating losses for these investments.
We have several interests in consolidated ventures that have noncontrolling interests with finite lives. As these are not considered to be mandatorily redeemable noncontrolling interests, we have reflected them as Noncontrolling interests in equity in the consolidated financial statements. The carrying value of these noncontrolling interests at December 31, 2010 and 2009 was $11.0 million and $11.4 million, respectively. The fair value of these noncontrolling interests at December 31, 2010 and 2009 was $27.6 million and $24.8 million, respectively.
CPA®:14 2010 10-K — 57

Notes to Consolidated Financial Statements
Out-of-Period Adjustment
During the fourth quarter of 2010, we identified an error in the consolidated financial statements for the year ended December 31, 2009. As a result of an error pertaining to the misapplication of guidance for accounting for the other-than-temporary impairment of a cost method investment in 2009, net income was overstated by $1.3 million in 2009. We concluded that this adjustment was not material to the prior period’s consolidated financial statements. As such, a cumulative correction was recorded in the statement of operations in the fourth quarter of 2010, rather than restating the prior period. This correction resulted in a net decrease of $1.3 million to income from operations for the year ended December 31, 2010.
During the third quarter of 2010, we identified an error in the consolidated financial statements for the year ended December 31, 2009. As a result of an error pertaining to amortization on an asset not properly being adjusted to reflect an impairment charge, net income was understated by $0.9 million in 2009. We concluded that this adjustment was not material to the prior period’s consolidated financial statements. As such, a cumulative correction was recorded in the statement of operations in the third quarter of 2010, rather than restating the prior period. This correction resulted in a net decrease of $0.9 million to income from operations for the year ended December 31, 2010.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Purchase Price Allocation
When we acquire properties accounted for as operating leases, including those properties acquired in the 2006 Merger, we allocate the purchase costs to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above-market and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
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
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using our estimates or relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
CPA®:14 2010 10-K — 58

Notes to Consolidated Financial Statements
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations (Note 8) and common stock in publicly-traded companies, are classified as available for sale securities and reported at fair value, with any unrealized gains and losses on these securities reported as a component of OCI until realized.
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
Deferred Acquisition Fees Payable to Affiliate
Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in equal annual installments each January of the seven calendar years following the date on which a property was purchased. Payment of such fees is subject to the performance criterion (Note 3).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2010, 2009 and 2008, although we are legally obligated for payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of $18.8 million, $17.6 million and $19.0 million, respectively.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area. Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached.
We account for leases as operating or direct financing leases as described below:
Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the term of the related leases and charge expenses (including depreciation) to operations as incurred (Note 4).
Direct financing leases — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.
CPA®:14 2010 10-K — 59

Notes to Consolidated Financial Statements
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (18 lessees represented 64% of lease revenues during 2010), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments for our owned portfolio that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Subsequent to the acquisition, there will be a positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. Historically, we have not acquired investments that would be deemed business combinations under the revised guidance.
Depreciation
We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties or improvements, which range from 3 to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
On a quarterly basis, we assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Our policies for evaluating whether these assets are impaired are presented below.
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
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in projected long-term market conditions even though the obligations of the lessee are being met.
CPA®:14 2010 10-K — 60

Notes to Consolidated Financial Statements
Assets Held for Sale
We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value and may recognize an additional impairment charge if warranted.
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
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. Beginning in 2009, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in OCI. Prior to 2009, all portions of other-than-temporary impairments were recorded in earnings.
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
Foreign Currency Translation
We have interests in real estate investments in the European Union for which the functional currencies are the Euro and British pound sterling. We perform the translation from these local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from this translation as a component of OCI in equity. At December 31, 2010 and 2009, the cumulative foreign currency translation adjustment gain was $4.7 million and $8.7 million, respectively.
CPA®:14 2010 10-K — 61

Notes to Consolidated Financial Statements
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of OCI in equity. International equity investments in real estate were funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of subordinated intercompany debt with scheduled principal payments, are included in the determination of net income. We recognized net unrealized gains from such transactions of less than $0.1 million for the year ended December 31, 2010 and unrealized losses of less than $0.1 million for both years ended December 31, 2009 and 2008. For the year ended December 31, 2010, we recognized realized losses of $0.3 million, and for the years ended December 31, 2009 and 2008, we recognized realized gains of $0.1 million and $3.4 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in OCI until the hedged item is recognized in earnings. For cash flow hedges, the ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT.
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
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective October 1, 2010. Under the terms of this agreement, the advisor structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees, and manages our day-to-day operations, for which we pay the advisor asset management and performance fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
CPA®:14 2010 10-K — 62

Notes to Consolidated Financial Statements
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published NAV per share as approved by our board of directors. For 2010, 2009 and 2008, the advisor elected to receive its asset management fees in cash. For 2010 and 2009, the advisor elected to receive 80% of its performance fees from us in restricted shares, with the remaining 20% payable in cash. For 2008, the advisor elected to receive its performance fees in restricted shares. We incurred base asset management fees of $10.0 million, $11.0 million and $12.1 million in 2010, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At December 31, 2010, the advisor owned 8,018,456 shares (9.2%) of our common stock.
Transaction Fees
We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate costs of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the seven calendar years following the date on which a property was purchased, subject to satisfying the 7% performance criterion. Interest on unpaid installments is 6% per year. In connection with the 2006 Merger, we assumed deferred fees incurred by CPA®:12 totaling $2.7 million that bear interest at an annual rate of 7% and have scheduled installment payments through 2018. During 2009, we incurred both current and deferred acquisition fees of $0.1 million. We did not incur any such fees during 2010 and 2008. Unpaid deferred installments totaled $4.3 million and $6.9 million at December 31, 2010 and 2009, respectively, and were included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $2.6 million, $3.6 million and $3.8 million in deferred fees in cash to the advisor in January 2010, 2009 and 2008, respectively. We also pay the advisor mortgage refinancing fees, which totaled $0.3 million, $0.4 million and $0.9 million for 2010, 2009 and 2008, respectively.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments, excluding investments acquired in the 2006 Merger. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event, such as the Proposed Merger. Subordinated disposition fees totaled $6.1 million and $5.7 million at December 31, 2010 and 2009, respectively.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $2.8 million, $2.5 million and $2.6 million in 2010, 2009 and 2008, respectively, which are included in General and administrative expenses in the consolidated financial statements.
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
CPA®:14 2010 10-K — 63

Notes to Consolidated Financial Statements
Joint Ventures and Other Transactions with Affiliates
Proposed Merger and Asset Sales
On December 13, 2010, we and CPA®:16 — Global entered into a definitive agreement pursuant to which we will merge with and into a subsidiary of CPA®:16 — Global, subject to the approval of our shareholders. The closing of the Proposed Merger is also subject to customary closing conditions, as well as the closing of the Asset Sales. If the Proposed Merger is approved, we currently expect that the closing will occur in the second quarter of 2011, although there can be no assurance of such timing.
In connection with the Proposed Merger, we have agreed to sell three properties each to the advisor and CPA®:17 — Global for aggregate selling prices of $32.1 million and $57.4 million, respectively, plus the assumption of indebtedness totaling approximately $64.7 million and $153.9 million, respectively. These Asset Sales are contingent upon the approval of the Proposed Merger by our shareholders.
If the Proposed Merger is consummated, the advisor will earn $31.2 million of termination fees from us in connection with the termination of its advisory agreement with us, $15.2 million of subordinated disposition fees and $6.1 million in fees that we have accrued but have not yet paid under the advisory agreement. The advisor has elected to receive the $31.2 million of termination fees in shares of our common stock, for which it has agreed to elect to receive shares of CPA®:16 — Global in the Proposed Merger. If the Proposed Merger is consummated, the maximum cash required to pay the $1.00 per share special cash distribution would be approximately $87.3 million, based on our total shares outstanding at December 31, 2010. We expect to fund these payments with proceeds from the Asset Sales and our existing cash resources. The advisor has agreed to elect to receive stock of CPA®:16 — Global in respect of the shares of our common stock that it owns if the Proposed Merger is consummated. The advisor has also agreed to waive any acquisition fees payable by CPA®:16 — Global under its advisory agreement with the advisor in respect of the properties being acquired in the Proposed Merger and has also agreed to waive any disposition fees that may subsequently be payable by CPA®:16 — Global upon a sale of such assets.
In the Proposed Merger, our shareholders will be entitled to receive $11.50 per share, which is equal to our NAV per share as of September 30, 2010. The Merger Consideration will be paid to our shareholders, at their election, in either cash or a combination of the $1.00 per share special cash distribution and 1.1932 shares of CPA®:16 — Global common stock, which equates to $10.50 based on the $8.80 per share NAV of CPA®:16 — Global as of September 30, 2010. Our advisor computed these NAVs internally, relying in part upon a third-party valuation of each company’s real estate portfolio and indebtedness as of September 30, 2010. If the cash on hand and available to us and CPA®:16 — Global, including the proceeds of the Asset Sales and a new $300.0 million senior credit facility to be entered into by CPA®:16 — Global, is not sufficient to enable CPA®:16 — Global to fulfill cash elections in the Proposed Merger by our shareholders, the advisor has agreed to purchase a sufficient number of shares of CPA®:16 — Global stock from CPA®:16 — Global to enable it to pay such amounts to our shareholders. Our board of directors and the board of directors of CPA®:16 — Global each have the ability, but not the obligation, to terminate the transaction if more than 50% of our shareholders elect to receive cash in the Proposed Merger.
The merger agreement also contains certain termination rights for both us and CPA®:16 — Global. If the merger agreement is terminated because the closing condition that CPA®:16 — Global obtain funding pursuant to the debt financing and, if applicable, the equity financing described above is not satisfied or waived, the advisor has agreed to pay our out-of-pocket expenses up to $4.0 million. The advisor has also agreed to pay our out-of-pocket expenses if the merger agreement is terminated due to more than 50% of our shareholders electing to receive cash in the Proposed Merger or the failure to obtain the requisite shareholder approval. Costs incurred by us related to the Proposed Merger totaled approximately $1.2 million through December 31, 2010.
Other Transactions
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. Under the terms of an agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.6 million in 2010 and $0.7 million in each of 2009 and 2008. Based on gross revenues through December 31, 2010, our current share of future minimum lease payments under this agreement would be $0.5 million annually through 2016.
CPA®:14 2010 10-K — 64

Notes to Consolidated Financial Statements
We own interests in entities ranging from 12% to 90%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 6).
Through the 2006 Merger, we acquired 2,559 Class A equity units of a tenant, Rave Reviews Cinemas LLC. We account for these units as other securities using the lower of cost or fair value method. At December 31, 2010, we estimate that the value of these securities, which is included in Other assets, net in the consolidated financial statements, was $2.0 million, reflecting other-than- temporary impairment charges of $0.4 million recognized in 2010 and $0.1 million recognized in 2008.
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others under operating leases, at cost, is summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$214,761	$228,279
Buildings	946,378	1,027,687
Less: Accumulated depreciation	(221,824)	(215,967)

	$939,315	$1,039,999

We did not acquire real estate assets during the year ended December 31, 2010. Impairment charges recognized on real estate assets are discussed in Note 11 and assets disposed of and deconsolidated are discussed in Note 17. The U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at December 31, 2010 decreased by 8% to $1.3253 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our asset base as of December 31, 2010 as compared to December 31, 2009.
Scheduled Future Minimum Rents
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases, at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$127,393
2012	126,197
2013	126,174
2014	124,804
2015	113,441
Thereafter through 2036	438,860
There was no percentage rent revenue for operating leases in 2010. Percentage rent revenue for operating leases was less than $0.1 million in 2009 and 2008.
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
CPA®:14 2010 10-K — 65

Notes to Consolidated Financial Statements
Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2010	2009
Minimum lease payments receivable	$134,701	$154,586
Unguaranteed residual value	104,153	107,588

	238,854	262,174
Less: unearned income	(131,502)	(149,746)

	$107,352	$112,428

During 2010, we sold one of our net investments in a direct financing lease for $3.0 million, net of selling costs, and recognized a net gain on sale of $0.4 million, excluding impairment charges of $2.2 million recognized in 2010. During the years ended December 31, 2010, 2009 and 2008, in connection with our annual reviews of the estimated residual values of our properties, we recorded impairment charges related to four direct financing leases of $2.2 million, $2.6 million and $0.1 million, respectively. Impairment charges relate primarily to other-than-temporary declines in the estimated residual values of the underlying properties due to market conditions (see Note 11). At December 31, 2010 and 2009, Other assets included $0.5 million and $1.3 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.
Scheduled Future Minimum Rents
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable direct financing leases are as follows (in thousands):

Years ending December 31,
2011	$13,264
2012	13,264
2013	13,264
2014	13,264
2015	13,342
Thereafter through 2023	68,303
There was no percentage rent revenue for direct financing leases in 2010, 2009 and 2008.
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2010.
A summary of our finance receivables by internal credit quality rating at December 31, 2010 is as follows (in thousands):

		Net Investments in
Internal Credit		Direct Financing
Quality Rating	Number of Tenants	Leases
1	1	$25,530
2	3	29,706
3	3	34,421
4	1	17,695
5	0	—

		$107,352

CPA®:14 2010 10-K — 66

Notes to Consolidated Financial Statements
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership
	Interest at	Carrying Value at December 31,
Lessee	December 31, 2010	2010	2009
True Value Company	50%	$30,677	$31,433
Advanced Micro Devices, Inc. (a)	67%	15,633	33,571
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	32%	13,552	15,369
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	12,263	12,639
Life Time Fitness, Inc. and Town Sports International Holdings, Inc.	56%	10,201	10,343
Best Buy Co., Inc. (c)	37%	10,058	11,183
The Upper Deck Company (d)	50%	6,681	11,491
Del Monte Corporation (c)	50%	6,385	7,233
Checkfree Holdings, Inc. (e)	50%	1,159	1,506
ShopRite Supermarkets, Inc. (f)	45%	—	6,719
Compucom Systems, Inc. (f)	67%	—	8,638
Dick’s Sporting Goods, Inc. (g)	45%	(842)	(732)

		$105,767	$149,393

(a)	In August 2010, this venture refinanced its existing non-recourse mortgage and distributed the net proceeds to the venture partners. Our share of the distribution was $16.0 million.

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	The decrease in carrying value was primarily due to amortization of differences between the fair value of the investment at the date of acquisition of the venture and the carrying value of its net assets at that date.

(d)	During the third quarter of 2010, we recognized an other-than-temporary impairment charge of $4.7 million to reduce the carrying value of this venture to its estimated fair value (Note 11).

(e)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(f)	In December 2010, this venture sold its properties and distributed the proceeds to the venture partners. We have no further economic interest in this venture.

(g)	In 2007, this venture obtained non-recourse mortgage financing of $23.0 million and distributed the proceeds to the venture partners. Our share of the distribution was $10.3 million, which exceeded our total investment in the venture at that time.
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
CPA®:14 2010 10-K — 67

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	December 31,
	2010	2009
Assets	$1,194,528	$1,631,111
Liabilities	(907,586)	(1,280,887)

Partners’/members’ equity	$286,942	$350,224

	Years ended December 31,
	2010	2009	2008
Revenue	$154,666	$156,841	$159,861
Expenses	(86,506)	(86,044)	(105,934)
Gain on sale of real estate (a)	28,200	—	12,253
Impairment charge (b)	(15,196)	—	—

Net income	$81,164	$70,797	$66,180

(a)	In December 2010, the ShopRite Supermarkets venture and the Compucom Systems venture sold their properties to two unrelated parties and recognized a net gain on sales totaling $28.2 million. During the year ended December 31, 2008, the Starmark Holdings venture sold several properties and recognized a net gain on sale of $12.3 million. These ventures had no other assets following the sales.

(b)	In December 2010, the Best Buy venture recognized an impairment charge of $15.2 million as a result of an other-than-temporary decline in estimated residual value of its properties due to market conditions.
We recognized income from these equity investments in real estate of $20.6 million, $13.8 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges. The increase in income from equity investments in real estate in 2010 as compared to 2009 was primarily due to our share of the gains recognized by the ShopRite supermarkets venture and the Compucom Systems venture in connection with selling their properties.
Note 7. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $79.7 million, which are being amortized over periods ranging from nine to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Intangibles are summarized as follows (in thousands):

	December 31,
	2010	2009
Lease intangibles
In-place lease	$36,021	$37,533
Tenant relationship	12,294	12,678
Above-market rent	37,246	42,057
Less: accumulated amortization	(28,649)	(28,464)

	$56,912	$63,804

Below-market rent	$(5,855)	$(5,855)
Less: accumulated amortization	607	459

	$(5,248)	$(5,396)

CPA®:14 2010 10-K — 68

Notes to Consolidated Financial Statements
Net amortization of intangibles, including the effect of foreign currency translation, was $6.6 million, $12.7 million and $6.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expenses for two properties previously leased to Special Devices, Incorporated increased by $4.3 million during 2009 as compared to 2008, reflecting the accelerated amortization of lease intangible assets as a result of Special Devices not renewing its lease with us. In addition, 2009 amortization expenses included an additional $1.1 million in amortization as a result of an adjustment we made in the third quarter of 2009 to consolidate a venture that had previously been accounted for under the equity method, as well as a write-off of $1.1 million in intangible assets as a result of a lease restructuring. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Based on the intangibles recorded at December 31, 2010, annual net amortization of intangibles is expected to be $5.6 million for each of the next five years.
Note 8. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the CCMT mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of OCI as part of equity. The following table sets forth certain information regarding our interest in CCMT (in thousands):

	Fair Value at December 31,
Certificate Class	2010	2009
Class IO	$254	$800
Class E	12,796	11,363

	$13,050	$12,163

	Years ended December 31,
	2010	2009
Aggregate unrealized gain	$1,615	$785

Cumulative net amortization	$1,315	$1,372

We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT. One key variable in determining the fair value of our subordinated interest in CCMT is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at December 31, 2010 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	December 31, 2010	change	change
Fair value of our interest in CCMT	$13,050	$12,856	$12,666
The above sensitivity analysis is hypothetical, and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 9. Fair Value Measurements
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
Items Measured at Fair Value on a Recurring Basis
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Money Market Funds and Marketable Securities — Our money market funds consisted of government securities and treasury bills. Our marketable securities consisted of our investments in the common stock of certain companies. These investments were classified as Level 1 as we used quoted prices from active markets to determine their fair values.
CPA®:14 2010 10-K — 69

Notes to Consolidated Financial Statements
Derivative Liabilities — Our derivative liabilities primarily comprised of interest rate swaps or caps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. Our derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.
Other Securities and Derivative Assets — Our other securities are primarily comprised of our interest in a commercial mortgage loan securitization and our investments in equity units in Rave Reviews Cinemas. Our derivative assets are consisted of stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. These assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$93,836	$93,836	$—	$—
Marketable securities	332	332	—	—
Other securities	15,075	—	—	15,075
Derivative assets	1,626	—	—	1,626

	$110,869	$94,168	$—	$16,701

Liabilities:
Derivative liabilities	$(1,688)	$—	$(1,688)	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$84,049	$84,049	$—	$—
Marketable securities	342	342	—	—
Other securities	15,829	—	—	15,829
Derivative assets	1,494	—	—	1,494

	$101,714	$84,391	$—	$17,323

Liabilities:
Derivative liabilities	$(967)	$—	$(967)	$—

Assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated ventures.
CPA®:14 2010 10-K — 70

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Year ended December 31, 2010				Year ended December 31, 2009
	Other		Derivative		Other	Derivative
	Securities		Assets	Total Assets	Securities	Assets	Total Assets
Beginning balance	$15,829		$1,494	$17,323	$13,787	$1,601	$15,388
Total gains or losses (realized and unrealized):				—
Included in earnings	(1,640	)(a)	286	(1,354)	1,254	98	1,352
Included in other comprehensive income	830		—	830	1,037	—	1,037
Amortization and accretion	56		—	56	(249)	—	(249)
Settlements	—		(154)	(154)	—	(205)	(205)

Ending balance	$15,075		$1,626	$16,701	$15,829	$1,494	$17,323

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,640)		$132	$(1,508)	$1,254	$(66)	$1,188

(a)	Other securities amount in 2010 included a $1.3 million out-of-period adjustment to correct an error in 2009 pertaining the valuation of our cost method investment in Rave Reviews (Note 2) and an other-than-temporary impairment charge of $0.4 million recognized to reflect its decline in fair value at December 31, 2010.
We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2010 and 2009. Gains and losses (realized and unrealized) included in earnings are included in Other income and (expenses) in the consolidated financial statements.
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$689,264	$678,699	$805,663	$763,456
We determine the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2010 and 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the years ended December 31, 2010, 2009 and 2008 based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
CPA®:14 2010 10-K — 71

Notes to Consolidated Financial Statements
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2010, 2009 and 2008. For additional information regarding these impairment charges, refer to Note 11 for impairment charges from continuing operations and Note 17 for impairment changes from discontinued operations. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Year ended December 31, 2010		Year ended December 31, 2009		Year ended December 31, 2008
	Total	Total	Total	Total	Total	Total
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
	Measurements	Charges	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$18,700	$6,251	$13,906	$7,527	$—	$—
Net investments in direct financing leases	3,000	2,209	4,101	2,566	3,047	110
Equity investments in real estate	6,290	4,736	11,491	671	24,940	9,820
Other securities	2,026	386	—	—	2,412	96

	30,016	13,582	29,498	10,764	30,399	10,026

Impairment Charges from Discontinued Operations:
Net investments in properties	7,543	1,671	23,743	30,252	5,132	1,029

	7,543	1,671	23,743	30,252	5,132	1,029

Total Impairment Charges	$37,559	$15,253	$53,241	$41,016	$35,531	$11,055

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
Use of Derivative Financial Instruments
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
CPA®:14 2010 10-K — 72

Notes to Consolidated Financial Statements
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in OCI until the hedged item is recognized in earnings. For cash flow hedges, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
The following table sets forth certain information regarding our derivative instruments at December 31, 2010 and 2009 (in thousands):

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
	Balance Sheet	December 31,		December 31,
	Location	2010	2009	2010	2009
Derivatives Designated as Hedging Instruments
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$—	$—	$(1,688)	$(967)

Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,626	1,494	—	—

Total derivatives		$1,626	$1,494	$(1,688)	$(967)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective Portion)
	Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2008
Interest rate swaps	$(706)	$2,037	$(2,256)
For the years ended December 31, 2010, 2009 and 2008, no gains or losses were reclassified from OCI into income related to effective or ineffective portions of hedging relationship or to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives not in Cash	Location of Gain (Loss)	Years ended December 31,
Flow Hedging Relationships	Recognized in Income	2010	2009	2008
Stock warrants	Other income and (expenses)	$132	$98	$(255)
Interest rate swap (a)	Interest expense	—	(791)	—

Total		$132	$(693)	$(255)

(a)	During 2009, we determined that an interest rate swap was no longer designated as a hedging instrument due to the sale of the property and the payoff of the underlying mortgage loan. As a result, the change in fair value of the swap was recorded in interest expense.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
CPA®:14 2010 10-K — 73

Notes to Consolidated Financial Statements
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.
The interest rate swap derivative instruments that we had outstanding at December 31, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	December 31, 2010
1-Month LIBOR	“Pay-fixed” swap	$11,816	5.6%	3/2008	3/2018	$(1,001)
1-Month LIBOR	“Pay-fixed” swap	6,250	6.4%	7/2008	7/2018	(687)

						$(1,688)

Embedded Credit Derivative
In connection with a German transaction in 2007, two unconsolidated ventures in which we have a total effective ownership interest of 32% obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. The lender of this financing entered into interest rate swap agreements on its own behalf through which the fixed interest rate components on the financing were converted into variable interest rate instruments. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swaps at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at December 31, 2010 and 2009, and including the effect of foreign currency translation, the embedded credit derivatives had an estimated total fair value of less than $0.1 million and $1.0 million, respectively. For 2010 and 2009, these derivatives generated total unrealized losses of $0.8 million and $1.1 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion.
Included in Other income and (expenses) in the consolidated financial statements are unrealized gains on common stock warrants of $0.1 million for the year ended December 31, 2010 and unrealized losses of $0.1 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively. The unrealized losses for 2008 include the reversal of unrealized gains totaling $0.7 million recognized in prior years. We reversed these unrealized gains in connection with a tenant’s merger transaction during 2008, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we realized a gain of $0.9 million, which is included in Other income and (expenses) in the consolidated financial statements.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At December 31, 2010, we estimate that an additional $0.6 million will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $1.8 million at December 31, 2010, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2010, we could have been required to settle our obligations under these agreements at their termination value of $1.9 million.
CPA®:14 2010 10-K — 74

Notes to Consolidated Financial Statements
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized contractual minimum base rent in certain areas, as described below. The percentages in the paragraph below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.
At December 31, 2010, the majority of our directly-owned real estate properties were located in the U.S. (82%) with the remainder primarily leased to one tenant located in France, Carrefour France, SAS (13.6%). No other tenant accounted for more than 10% of current annualized contractual minimum base rent. At December 31, 2010, our directly-owned real estate properties contained concentrations in the following asset types: industrial (31%), warehouse/distribution (31%), office (19%) and retail (11%); and in the following tenant industries: retail (29%) and electronics (12%).
Note 11. Impairment Charges
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
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years ended December 31,
	2010	2009	2008
Net investments in properties	$6,251	$7,527	$—
Net investment in direct financing lease	2,209	2,566	110

Total impairment charges included in expenses	8,460	10,093	110
Equity investments in real estate (a)	4,736	671	9,820
Other securities (b)	386	—	96

Total impairment charges included in continuing operations	13,582	10,764	10,026
Impairment charges included in discontinued operations	1,671	30,252	1,029

Total impairment charges	$15,253	$41,016	$11,055

(a)	Impairment charges on our equity investments are included in Income from equity investments in real estate in our consolidated statements of operations.

(b)	Impairment charges on other securities are included in Other income and (expenses) in our consolidated statements of operations.
CPA®:14 2010 10-K — 75

Notes to Consolidated Financial Statements
2010 Impairments:
Metaldyne Company
During 2010, we recognized impairment charges totaling of $2.8 million on a vacant property located in Illinois (the “Illinois property”) formerly leased to Metaldyne to reduce its carrying value of $4.1 million to its estimated selling price of $1.3 million; however, we have not yet sold the Illinois property and there can be no assurance that we will be able to sell this property. Also during 2010, we recognized an impairment charge of $1.5 million on another vacant property located in Michigan (the “Michigan property”) previously leased to Metaldyne to reduce its carrying value of $6.1 million to its estimated fair value of $4.6 million, which reflected its appraised value. Metaldyne filed for bankruptcy protection in May 2009 and subsequently vacated four of the five properties it leased from us. We entered into direct leases with existing subtenants at two of the properties vacated by Metaldyne. The Illinois and Michigan properties remain vacant as of the date of this Report. At December 31, 2010, the Illinois and Michigan properties were classified as Net investment in properties in the consolidated financial statements.
Nexpak Corporation
During 2010, we recognized impairment charges totaling $1.9 million on a vacant property previously leased to Nexpak to reduce its carrying value of $7.5 million to its estimated fair value of $5.6 million, which reflected its appraised value. Nexpak vacated the property in 2009 subsequent to filing for bankruptcy and terminating its lease with us in bankruptcy court. In March 2011, we returned the property to the lender in exchange for the lender’s agreement to release us from all related non-recourse mortgage loan obligations. At December 31, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
Atrium Companies, Inc.
During 2010, we recognized an impairment charge of $2.2 million on a property leased to Atrium Companies, Inc. to reduce its carrying value of $5.2 million to its estimated fair value of $3.0 million, which reflected its estimated selling price. In August 2010, this property was sold to a third party for $3.0 million. Prior to its disposition, this property was classified as Net investment in direct financing leases in the consolidated financial statements.
The Upper Deck Company
During 2010, we recognized an other-than-temporary impairment charge of $4.7 million to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture. At December 31, 2010, this venture was classified as an Equity investment in real estate in the consolidated financial statements.
Other Securities
During 2010 and 2008, we recognized other-than-temporary impairment charges of $0.4 million and $0.1 million, respectively, to reflect the lower of cost or fair value of certain securities. At December 31, 2010, these securities were classified as Other assets, net in the consolidated financial statements.
Orgill, Inc.
During 2010, we recognized an impairment charge of $1.3 million on a property leased to Orgill, Inc. to reduce its carrying value of $4.7 million to its estimated fair value of $3.4 million, which reflected the contracted selling price. In November 2010, this property was sold to a third party for $3.3 million. The results of operations of this property are included in Income (loss) from discontinued operations in the consolidated financial statements.
Tower Automotive, Inc.
During 2010, we recognized an impairment charge of $0.4 million on a property leased to Tower Automotive to reduce its carrying value of $4.9 million to its estimated fair value of $4.5 million, which reflected its estimated selling price. In November 2010, this property was sold for a net selling price of $4.5 million, including lease termination income of $2.4 million. The results of operations of this property are included in Income (loss) from discontinued operations in the consolidated financial statements.
2009 Impairments:
Metaldyne Company
During 2009, we recognized an impairment charge of $4.0 million on the Michigan property leased to Metaldyne Company to reduce its carrying value to its estimated fair value based on third-party broker quotes. Metaldyne is operating under bankruptcy protection and its lease expires in April 2010. At December 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
CPA®:14 2010 10-K — 76

Notes to Consolidated Financial Statements
Nexpak Corporation
During 2009, we recognized an impairment charge of $3.5 million on a domestic property previously leased to Nexpak Corporation to reduce its carrying value to its estimated fair value based on third-party broker quotes. Nexpak filed for bankruptcy in April 2009, terminated its lease in bankruptcy court and vacated the property. At December 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
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
Nortel Networks Inc.
During 2009, we incurred impairment charges totaling $22.2 million on a property previously leased to Nortel to reduce its carrying value to its estimated fair value based on a discounted cash flow analysis. After Nortel filed for bankruptcy and disaffirmed its lease with us in 2009, we entered into a direct lease with the existing subtenant; however, the new tenant defaulted on its rental obligation and vacated the property. In March 2010, we returned the property to the lender in exchange for the lender’s agreement to release us from all mortgage loan obligations. The results of operations of this property are included in Income (loss) from discontinued operations in the consolidated financial statements.
Buffets, Inc.
During 2009, we recognized an impairment charge of $8.1 million on a domestic property leased to Buffets to reduce its carrying value to its estimated fair value based on third-party broker quotes. Buffets filed for bankruptcy in January 2008, subsequently emerged from bankruptcy in April 2009 and vacated the property during the fourth quarter of 2009. In June 2010, the subsidiary that holds the property consented to a court order appointing a receiver when we stopped making payments on the related non-recourse debt obligation as a result of Buffets ceasing to make rent payments to us. As we no longer have control over the activities that most significantly impact the economic performance of this subsidiary following possession of the property by the receiver, the subsidiary was deconsolidated during 2010. The results of operations of this property are included in Income (loss) from discontinued operations in the consolidated financial statements.
Other
We perform an annual valuation of our assets, relying in part upon third-party appraisals. In connection with this valuation, during 2009, we recognized impairment charges totaling $2.6 million on several net investments in direct financing leases as a result of declines in the current estimate of the residual value of the properties.
2008 Impairments:
In addition to the other-than-temporary impairment charges of $1.1 million described above in Upper Deck, we recognized impairment charges totaling $8.7 million related to two equity investments in real estate to reduce their carrying values to the estimated fair value of the ventures underlying net assets. These ventures are classified as an Equity investment in real estate in the consolidated financial statements.
During 2008, we recognized an impairment charge of $1.0 million on a domestic property to reduce the property’s carrying value to its estimated fair value. At December 31, 2008, this property was classified as Net investment in properties in the consolidated financial statements. In addition, we recognized an impairment charge of $0.1 million on a domestic property as a result of a decline in the unguaranteed residual value of the property. At December 31, 2008, this property was classified as Net investment in direct financing leases in the consolidated financial statements.
CPA®:14 2010 10-K — 77

Notes to Consolidated Financial Statements
Note 12. Non-Recourse Debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases with an aggregate carrying value of $924.4 million at December 31, 2010. Our mortgage notes payable bore interest at fixed annual rates ranging from 5.2% to 8.3% and variable annual rates ranging from 2.0% to 6.8%, with maturity dates ranging from 2011 to 2037, at December 31, 2010.
Scheduled debt principal payments during each of the next five years following December 31, 2010 and thereafter are as follows (in thousands):

Years ending December 31,	Total Debt
2011	$194,619
2012	130,103
2013	12,416
2014	28,068
2015	26,248
Thereafter through 2037	297,810

Total	$689,264

Financing Activity
2010 — We refinanced maturing non-recourse mortgage loans with new non-recourse financing of $104.8 million at a weighted average annual interest rate and term of 5.6% and 9.4 years, respectively.
2009 — We refinanced maturing non-recourse mortgage loans with new non-recourse financing of $27.8 million at a weighted average annual interest rate and term of 6.7% and 9.8 years, respectively.
2008 — We refinanced maturing non-recourse mortgage loans with new non-recourse financing of $9.7 million at a weighted average annual interest rate and term of 6.1% and 8.7 years, respectively.
Note 13. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Proposed Merger and Asset Sales
As discussed in Note 3, in connection with the Proposed Merger, we have agreed to sell three properties each to the advisor and CPA®:17 — Global, for an aggregate selling price of $32.1 million and $57.4 million, respectively, plus the assumption of approximately $64.7 million and $153.9 million, respectively, of indebtedness. If the Proposed Merger is consummated, the maximum cash required to pay the $1.00 per share special cash distribution in connection with the Proposed Merger would be approximately $87.3 million, based on our total shares outstanding at December 31, 2010. We expect to fund these payments with proceeds from the Asset Sales and our existing cash resources.
The merger agreement also contains certain termination rights for both us and CPA®:16 — Global. If the merger agreement is terminated because the closing condition that CPA®:16 — Global obtain funding pursuant to the debt financing and, if applicable, the equity financing described above is not satisfied or waived, the advisor has agreed to pay our out-of-pocket expenses up to $4.0 million. The advisor has also agreed to pay our out-of-pocket expenses if the merger agreement is terminated due to more than 50% of our shareholders electing to receive cash in the Proposed Merger or the failure to obtain the requisite shareholder approval. Costs incurred by us related to the Proposed Merger totaled approximately $1.2 million through December 31, 2010.
Note 14. Advisor Settlement of SEC Investigation
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with this settlement, WPC paid us $10.9 million.
CPA®:14 2010 10-K — 78

Notes to Consolidated Financial Statements
Note 15. Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	Years ended December 31,
	2010	2009	2008
Ordinary income	$0.49	$0.59	$0.69
Return of capital	0.26	0.11	—
Capital gains	0.05	0.09	0.07

	0.80	0.79	0.76
Spillover distribution (a)	—	—	0.02

	$0.80	$0.79	$0.78

(a)	For 2008, this portion of the distribution was paid to shareholders in 2009 as ordinary income; however, it was taxed in the year the distribution was declared.
We declared a quarterly distribution of $0.2001 per share in December 2010, which was paid in January 2011 to shareholders of record at December 31, 2010.
Accumulated Other Comprehensive Income
The following table presents accumulated OCI in equity. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2010	2009
Unrealized gain (loss) on marketable securities	$739	$(67)
Unrealized (loss) gain on derivative instruments	(902)	170
Foreign currency translation adjustment	4,678	8,735

Accumulated other comprehensive income	$4,515	$8,838

Note 16. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
We conduct business in various states and municipalities within the U.S., the European Union and certain other foreign countries and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.
We account for uncertain tax positions in accordance with current authoritative accounting guidance. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	December 31,
	2010	2009
Balance at January 1,	$136	$34
Additions based on tax positions related to the current year	74	23
Additions for tax positions of prior years	46	90
Reductions for expiration of statute of limitations	(12)	(11)

Balance at December 31,	$244	$136

CPA®:14 2010 10-K — 79

Notes to Consolidated Financial Statements
At December 31, 2010, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2010 and 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2003 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
As of December 31, 2010, we had net operating losses (NOLs) in foreign jurisdictions of approximately $9.1 million, translating to a deferred tax asset before valuation allowance of $2.3 million. Our NOLs begin expiring in 2011 in certain foreign jurisdictions. The utilization of NOLs may be subject to certain limitations under the tax laws of the relevant jurisdiction. Management determined that as of December 31, 2010, $2.3 million of deferred tax assets related to losses in foreign jurisdictions do not satisfy the recognition criteria set forth in accounting guidance for income taxes. Accordingly, a valuation allowance has been recorded for this amount.
Note 17. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Revenues	$9,473	$15,248	$18,560
Expenses	(4,453)	(19,502)	(10,829)
Gain on extinguishment of debt	10,573	—	—
Gain on deconsolidation of a subsidiary	12,870	—	—
(Loss) gain on sale of real estate	(2,837)	8,611	524
Impairment charges	(1,671)	(30,252)	(1,029)

Income (loss) from discontinued operations	$23,955	$(25,895)	$7,226

2010 — We sold four domestic properties for a total price of $19.5 million, including lease termination income of $3.2 million and net of selling costs, and recognized a net loss on the sales of $2.8 million, excluding impairment charges of $1.3 million recognized on the Orgill property and $0.4 million and $1.0 million recognized on the Tower Automotive property in 2010 and 2008, respectively. In connection with two of the property sales, we used a portion of the sale proceeds to defease two non-recourse mortgages totaling $9.1 million on the related properties, and incurred net loss on extinguishment of debt totaling $0.8 million. All amounts are inclusive of affiliates’ noncontrolling interests in the properties.
In June 2010, a consolidated subsidiary consented to a court order appointing a receiver when we stopped making payments on the related non-recourse debt obligation involving a property that was previously leased to Buffets. As we no longer have control over the activities that most significantly impact the economic performance of this subsidiary following possession of the property by the receiver during June 2010, the subsidiary was deconsolidated during the second quarter of 2010. At the date of deconsolidation, the property had a carrying value of $6.6 million, reflecting the impact of impairment charges totaling $8.1 million recognized in 2009, and the related non-recourse mortgage loan had an outstanding balance of $19.4 million. In connection with this deconsolidation, we recognized a gain of $12.9 million during the second quarter of 2010. We believe that our retained interest in this deconsolidated entity had no value at the date of deconsolidation. We have recorded the income (loss) from operations and gain recognized upon deconsolidation as discontinued operations, as we have no significant influence on the entity and there are no continuing cash flows from the property.
In March 2010, we returned a property previously leased to Nortel to the lender in exchange for the lender’s agreement to release us from all related non-recourse mortgage loan obligations. At March 31, 2010, the property had a carrying value of $17.0 million, reflecting the impact of impairment charges totaling $22.2 million incurred in 2009, and the related non-recourse mortgage loan had an outstanding balance of $27.6 million. In connection with this disposition, we recognized a gain on the extinguishment of debt of $11.4 million during the first quarter of 2010.
CPA®:14 2010 10-K — 80

Notes to Consolidated Financial Statements
In addition, during 2010 we entered into an agreement to sell a property for approximately $22.0 million; however, this sale has not occurred as of the date of this Report and there can be no assurance that we will be able to sell this property. This property was classified as Assets held for sale on our consolidated balance sheet at December 31, 2010.
2009 — We sold two properties for a total of $26.2 million, net of selling costs, and recognized a net gain on these sales of $8.6 million. Concurrent with the closing of one of these sales, we used a portion of the sale proceeds to defease non-recourse mortgage debt totaling $15.0 million on two unrelated domestic properties. We then substituted the then-unencumbered properties as collateral for the existing $12.2 million loan. The terms of the existing loan remain unchanged. In connection with the second sale, we defeased the existing non-recourse mortgage loan of $2.7 million.
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
Note 18. Segment Information
We have determined that we operate in one business segment, real estate ownership with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

2010	Domestic	Foreign (a)	Total Company
Revenues	$124,582	$32,694	$157,276
Total long-lived assets (b)	982,801	188,546	1,171,347

2009	Domestic	Foreign (a)	Total Company
Revenues	$124,786	$31,854	$156,640
Total long-lived assets (b)	1,101,460	209,011	1,310,471

2008	Domestic	Foreign (a)	Total Company
Revenues	$118,873	$30,981	$149,854
Total long-lived assets (b)	1,144,992	223,119	1,368,111

(a)	Consists of operations in the United Kingdom, France, Finland, the Netherlands and Germany.

(b)	Consists of real estate, net; net investment in direct financing leases; and equity investments in real estate.
Note 19. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues (a)	$39,712	$37,187	$37,934	$42,443
Operating expenses (a)	(22,467)	(17,437)	(19,956)	(18,481)
Net income (b)	17,513	22,020	3,405	26,798
Less: Net income attributable to noncontrolling interests	(752)	(601)	(697)	(769)

Net income attributable to CPA®:14 shareholders	16,761	21,419	2,708	26,029

Earnings per share attributable to CPA®:14 shareholders	0.19	0.25	0.03	0.30
Distributions declared per share	0.1996	0.2001	0.2001	0.2001
CPA®:14 2010 10-K — 81

Notes to Consolidated Financial Statements

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues (a)	$36,492	$37,424	$41,225	$41,499
Operating expenses (a)	(16,674)	(16,384)	(23,480)	(24,565)
Net income (loss) (b)	6,622	19,212	(12,039)	(6,794)
Less: Net income attributable to noncontrolling interests	(638)	(628)	(94)	(325)

Net income (loss) attributable to CPA®:14 shareholders	5,984	18,584	(12,133)	(7,119)

Earnings (loss) per share attributable to CPA®:14 shareholders	0.07	0.21	(0.14)	(0.08)
Distributions declared per share	0.1976	0.1981	0.1986	0.1991

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 17).

(b)	Net income for the fourth quarter of 2009 included impairment charges totaling $20.1 million and $9.8 million, respectively, in connection with several properties and equity investments in real estate (Note 11).
Note 20. Subsequent Event
In March 2011, we returned a property previously leased to Nexpak Corporation to the lender in exchange for the lender’s agreement to release us from all related non-recourse mortgage loan obligations. On the date of disposition, the property had a carrying value of $5.5 million, reflecting the impact of impairment charges totaling $1.9 million incurred in 2010 and $3.5 million incurred in 2009, and the related non-recourse mortgage loan had an outstanding balance of $7.1 million.
CPA®:14 2010 10-K — 82

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:
Retail store in Torrance, CA	$27,630	$13,060	$6,934	$204	$—	$13,060	$7,138	$20,198	$2,189	Jul. 1998	40 yrs.
Industrial facility in San Clemente, CA	—	2,390	—	8,958	53	2,390	9,011	11,401	2,529	Jul. 1998	40 yrs.
Industrial facility in Pittsburgh, PA	5,777	620	6,186	—	—	620	6,186	6,806	1,862	Dec. 1998	40 yrs.
Industrial and warehouse facilities in Burbank, CA and Las Vegas, NV	6,452	3,860	8,263	—	2	3,860	8,265	12,125	2,406	Mar. 1999, Oct. 1999	40 yrs.
Warehouse/distribution facilities in Harrisburg, NC; Atlanta, GA; Cincinnati, OH and Elkwood, VA	11,811	3,930	10,398	8,476	9	3,945	18,868	22,813	4,661	Jun. 1999, Dec. 2001	40 yrs.
Warehouse/distribution facilities in Burlington, NJ; Shawnee, KS and Manassas, VA	20,003	3,604	8,613	23,709	—	4,476	31,450	35,926	8,999	Aug. 1999	40 yrs.
Land in Midlothian, VA	2,411	3,515	—	—	—	3,515	—	3,515	—	Sep. 1999	N/A
Office facility in Columbia, MD	—	2,623	20,233	3,113	—	2,623	23,346	25,969	6,365	Nov. 1999	40 yrs.
Industrial facilities in Murrysville, PA and Wylie, TX	12,521	1,596	23,910	875	(214)	2,059	24,108	26,167	5,704	Nov. 1999, Dec. 2001	40 yrs.
Sports facilities in Salt Lake City, UT and St. Charles, MO	6,217	2,920	8,660	863	—	2,920	9,523	12,443	2,430	Dec. 1999, Dec. 2000	40 yrs.
Warehouse/distribution facility in Rock Island, IL	—	500	9,945	1,887	—	500	11,832	12,332	2,983	Feb. 2000	40 yrs.
Industrial facility in North Amityville, NY	9,237	2,932	16,398	18	(4,119)	1,482	13,747	15,229	3,737	Feb. 2000	40 yrs.
Warehouse/distribution facilities in Monon, IN; Champlin, MN; Robbinsville, NJ; Radford, VA and North Salt Lake City, UT	14,468	4,580	24,844	114	—	4,580	24,958	29,538	6,622	May. 2000	40 yrs.
Warehouse/distribution facility in Lakewood, NJ	6,091	710	4,531	3,439	—	710	7,970	8,680	2,016	Jun. 2000	40 yrs.
Retail facilities in Kennesaw, GA and Leawood, KS	13,095	6,230	15,842	108	(357)	6,230	15,593	21,823	4,110	Jun. 2000	40 yrs.
Land in Scottsdale, AZ	12,734	14,600	—	—	—	14,600	—	14,600	—	Sep. 2000	N/A
Industrial facility in Albuquerque, NM	4,975	1,490	4,636	7	—	1,490	4,643	6,133	1,195	Sep. 2000	40 yrs.
Office facility in Houston, TX	4,458	570	6,760	—	—	570	6,760	7,330	1,739	Sep. 2000	40 yrs.
Warehouse/distribution facilities in Valdosta, GA and Johnson City, TN	—	650	16,889	410	—	650	17,299	17,949	4,415	Oct. 2000	40 yrs.
Land in Elk Grove Village, IL	2,805	4,100	—	—	—	4,100	—	4,100	—	Oct. 2000	N/A
Industrial facility in Salisbury, NC	6,178	1,370	2,672	6,298	(51)	1,319	8,970	10,289	2,028	Nov. 2000	40 yrs.
Office facility in Lafayette, LA	2,137	660	3,005	—	—	660	3,005	3,665	754	Dec. 2000	40 yrs.
Office facility in Collierville, TN	54,000	3,154	70,646	12	—	3,154	70,658	73,812	30,104	Dec. 2000	7 - 40 yrs.
Multiplex motion picture theater in Port St. Lucie and Pensacola, FL	8,306	3,200	3,066	6,800	(4,112)	3,685	5,269	8,954	1,254	Dec. 2000	40 yrs.
Retail and warehouse/distribution facilities in York, PA	9,280	1,974	10,068	8,433	(5,456)	849	14,170	15,019	2,119	Dec. 2000	40 yrs.
Office facilities in Lindon, UT	—	1,390	1,123	8,081	(428)	1,851	8,315	10,166	2,810	Dec. 2000	40 yrs.
Office facility in Houston, TX	3,423	1,025	4,530	764	—	1,025	5,294	6,319	1,220	Dec. 2000	40 yrs.
Industrial facility in Doncaster, United Kingdom	5,078	—	8,383	7	2,116	—	10,506	10,506	890	Jan. 2001	21.7 yrs.
Industrial and office facilities in Elgin, IL; Bozeman, MT and Nashville, TN	10,700	3,900	17,937	166	(546)	3,900	17,557	21,457	4,288	Mar. 2001	40 yrs.
Warehouse/distribution facility in Duluth, GA	7,141	2,167	11,446	5	(5,407)	1,105	7,106	8,211	2,697	Mar. 2001	40 yrs.
Industrial facilities in City of Industry, CA; Florence, KY; Chelmsford, MA and Lancaster, TX	9,338	4,398	13,418	3,745	24	4,643	16,942	21,585	3,924	Apr. 2001	7 - 40 yrs.
Industrial facility in Mesa, AZ	17,250	4,000	14,951	10,147	(22,597)	1,618	4,883	6,501	963	Jun. 2001, Dec. 2006	34.5 yrs.
CPA®:14 2010 10-K — 83

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Industrial facilities in South Windsor and Manchester, CT	11,265	1,555	18,823	250	27	1,555	19,100	20,655	4,505	Jul. 2001	40 yrs.
Industrial and office facilities in Rome, GA; Niles, IL; Plymouth, MI and Twinsburg, OH	14,884	4,140	23,822	1,373	(8,370)	2,959	18,006	20,965	5,799	Aug. 2001	40 yrs.
Industrial facility in Milford, OH	—	2,000	12,869	—	—	2,000	12,869	14,869	2,989	Sep. 2001	40 yrs.
Retail facilities in several cities in the following states: Arizona, California, Florida, Illinois, Massachusetts, Maryland, Michigan and Texas	37,404	17,100	54,743	—	(2,747)	16,100	52,996	69,096	12,090	Nov. 2001	40 yrs.
Office facility in Turku, Finland	43,009	801	23,390	12,291	10,661	1,677	45,466	47,143	9,167	Dec. 2001, Dec. 2007	25-40 yrs.
Educational facilities in Union, NJ; Allentown and Philadelphia, PA and Grand Prairie, TX	5,235	2,486	7,602	—	3	2,486	7,605	10,091	1,719	Dec. 2001	40 yrs.
Warehouse/distribution, office and industrial facilities in Perris, CA; Eugene, OR; West Jordan, UT and Tacoma, WA	6,084	6,050	8,198	—	(1,845)	4,200	8,203	12,403	1,820	Feb. 2002	40 yrs.
Warehouse/distribution facilities in Charlotte and Lincolnton, NC and Mauldin, SC	8,012	1,860	12,852	—	1	1,860	12,853	14,713	2,827	Mar. 2002	40 yrs.
Warehouse/distribution facilities in Boe, Carpiquet, Mans, Vendin Le Vieil, Lieusaint, Lagnieu, Luneville and St. Germain de Puy, France	81,127	15,724	75,211	13,755	41,780	24,665	121,805	146,470	26,250	Mar. 2002	40 yrs.
Warehouse/distribution and office facilities in Davenport, IA and Bloomington, MN	17,159	3,260	26,009	—	—	3,260	26,009	29,269	5,500	Jul. 2002	40 yrs.
Industrial facility in Gorinchem, Netherlands	5,872	2,374	3,864	—	2,023	3,181	5,080	8,261	1,079	Jul. 2002
Industrial facilities in Kendallville, IN; Clinton Township, MI and Upper Sandusky, OH	10,543	4,390	30,336	—	(7,179)	3,550	23,997	27,547	5,224	Aug. 2002	40 yrs.
Retail facilities in Fairfax, VA and Lombard, IL	11,816	13,226	18,248	—	(1,018)	13,226	17,230	30,456	2,095	Dec. 2006	33.6 yrs.
Retail facility in South Tulsa, OK	5,000	1,649	3,425	225	—	1,649	3,650	5,299	469	Dec. 2006	30 yrs.
Retail and warehouse/distribution facilities in Johnstown and Whitehall, PA	5,000	2,115	15,945	—	(609)	2,115	15,336	17,451	2,066	Dec. 2006	30.3 yrs.
Warehouse/distribution facility in Dallas, TX	6,516	323	6,784	—	—	323	6,784	7,107	820	Dec. 2006	30.8 yrs.
Industrial facility in Shelburne, VT	1,689	955	2,919	—	—	955	2,919	3,874	390	Dec. 2006	30.6 yrs.
Industrial facilities in Fort Dodge, IN and Oconomowoc, WI	6,098	1,218	11,879	2,514	—	1,218	14,393	15,611	2,263	Dec. 2006	23.5 yrs.
Industrial facility in Aurora, IL	—	2,730	10,391	—	—	2,730	10,391	13,121	1,376	Dec. 2006	30.8 yrs.
Industrial facility in Houston, TX	—	2,299	4,722	—	—	2,299	4,722	7,021	1,181	Dec. 2006	16.3 yrs.
Industrial, warehouse/distribution and office facilities in Waterloo, WI	—	922	16,824	—	(642)	922	16,182	17,104	3,250	Dec. 2006	20.3 yrs.
Industrial and warehouse/distribution facilities in Westfield, MA	6,361	1,106	9,952	—	—	1,106	9,952	11,058	1,173	Dec. 2006	34.7 yrs.
Industrial facility in Richmond, MO	5,528	530	6,505	—	—	530	6,505	7,035	763	Dec. 2006	34.8 yrs.
Retail facilities in Bourne, Sandwich and Chelmsford, MA	1,379	1,418	2,157	—	—	1,418	2,157	3,575	283	Dec. 2006	31.1 yrs.
Industrial facility in Carlsbad, CA	—	2,618	4,880	—	—	2,618	4,880	7,498	646	Dec. 2006	30.8 yrs.
Fitness and recreational facility in Houston, TX	3,652	1,613	3,398	—	—	1,613	3,398	5,011	468	Dec. 2006	29.7 yrs.
CPA®:14 2010 10-K — 84

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation in
											Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Theater in Hickory Creek, TX	3,697	3,138	6,752	—	—	3,138	6,752	9,890	811	Dec. 2006	34 yrs.
Educational facilities in Chandler, AZ; Fleming Island, FL; Ackworth, GA; Hauppauge and Patchogue, NY; Sugar Land, TX; Hampton, VA and Silverdale, WA	5,778	4,312	9,963	—	(380)	4,312	9,583	13,895	1,325	Dec. 2006	29.6 yrs.
Industrial facility in Indianapolis, IN	1,773	1,035	6,594	—	—	1,035	6,594	7,629	913	Dec. 2006	29.5 yrs.
Warehouse/distribution facilities in Greenville, SC	4,557	625	8,178	—	—	625	8,178	8,803	1,200	Dec. 2006	27.8 yrs.
Industrial and office facilities in San Diego, CA	35,197	7,247	29,098	313	—	7,247	29,411	36,658	4,350	Dec. 2006	40 yrs.

	$638,151	$212,537	$830,620	$127,360	$(9,378)	$214,761	$946,378	$1,161,139	$221,824

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Industrial facility in Dallas, TX	$—	$460	$20,427	$—	$(8,401)	$12,486	Nov. 1999
Multiplex theater facility in Midlothian, VA	8,623	—	10,819	854	897	12,570	Sep. 1999
Office facility in Scottsdale, AZ	22,267	—	25,415	115	—	25,530	Sep. 2000
Warehouse/distribution facility in Elk Grove Village, IL	1,461	—	4,172	4	(2,040)	2,136	Oct. 2000
Multiplex motion picture theater in Pensacola, FL	6,771	—	4,112	2,542	—	6,654	Dec. 2000
Industrial and manufacturing facilities in Old Fort and Albemarie, NC; Holmesville, OH and Springfield, TN	6,860	2,961	24,474	19	(9,759)	17,695	Sep. 2001
Educational facility in Mooresville, NC	5,131	1,600	9,276	130	(524)	10,482	Feb. 2002
Industrial facility in Ashburn Junction, VA	—	4,683	15,116	—	—	19,799	Dec. 2006

	$51,113	$9,704	$113,811	$3,664	$(19,827)	$107,352

CPA®:14 2010 10-K — 85

NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs, including legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, (iv) changes in foreign currency exchange rates and (v) adjustments in connection with purchasing certain minority interests.

(c)	Reconciliation of real estate and accumulated depreciation (see below):

	Reconciliation of Real Estate Subject to
	Operating Leases
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$1,255,966	$1,275,775	$1,301,505
Additions	839	2,921	527
Dispositions	(38,610)	(23,473)	(16,799)
Reclassification from equity investment, direct financing lease or funds held in escrow	—	45,734	—
Reclassification to assets held for sale	(22,598)	(11,421)	—
Deconsolidation of real estate asset	(10,320)	—	—
Impairment charges	(7,922)	(37,779)	—
Foreign currency translation adjustment	(16,216)	4,209	(9,458)

Balance at close of year	$1,161,139	$1,255,966	$1,275,775

	Reconciliation of Accumulated Depreciation
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$215,967	$188,739	$162,374
Depreciation expense	26,774	29,614	29,527
Dispositions	(11,006)	(2,438)	(1,883)
Reclassification from equity investment	—	2,217	—
Reclassification to assets held for sale	(3,685)	(2,771)	—
Deconsolidation of real estate asset	(3,693)	—	—
Foreign currency translation adjustment	(2,533)	606	(1,279)

Balance at close of year	$221,824	$215,967	$188,739

At December 31, 2010, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for U.S. federal income tax purposes was $849.3 million.
CPA®:14 2010 10-K — 86

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2010 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting at December 31, 2010. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2010, our internal control over financial reporting is effective based on those criteria.
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

Item 9B.	Other Information.
None.
CPA®:14 2010 10-K — 87

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Names of Directors and Biographical Information
The names of our directors, their ages and certain other information about them are set forth below:

Name	Age	Office

Wm. Polk Carey	80	Chairman of the Board

James D. Price	72	Director*

Marshall E. Blume	69	Director*

*	Independent Director
Wm. Polk Carey
Director since: 1997
Mr. Carey serves as Chairman of our board of directors. Mr. Carey has also served as a director and Chairman of CPA®:15 since 2001, CPA®:16 — Global since 2003, CPA®:17 — Global since October 2007 and WPC since 1996. Mr. Carey was also our Co-Chief Executive Officer and that of CPA®:15 and CPA®:16 — Global from 2002 through March 2005. He also served as a director and Chairman of CPA®:12 from July 1993 to December 2006. Mr. Carey has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W. P. Carey & Co., Inc. in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (subsequently Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb, Rhoades & Co., and Vice Chairman of the Investment Banking Board and director of Corporate Finance of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania’s Wharton School, Mr. Carey also received his Sc.D. honoris causa from Arizona State University, D.C.S. honoris causa from The City University of New York and D.C.L. honoris causa from the University of the South. He is a Trustee of The Johns Hopkins University and of other educational and philanthropic institutions. He serves as Chairman and a Trustee of the W. P. Carey Foundation and has served as Chairman of the Penn Institute for Economic Research. In the fall of 1999, Mr. Carey was Executive-in-Residence at Harvard Business School. As founder and Chairman of WPC, our Chairman, Chairman of CPA®:15, CPA®:16 — Global and CPA®:17 — Global and through a long and distinguished record of business success and philanthropic activities, Mr. Carey brings to the Board demonstrated leadership skills, business expertise and a commitment to community service that we believe are important qualities of a director of our Company.
James D. Price
Director since: 2006
Mr. Price has served as an independent director and a member of the audit committee of our board of directors since 2006 (Chairman of the committee since April 2008). He previously served as an independent director on the audit committee from September 2005 to April 2006. He has also served as an independent director and a member of the audit committees of CPA®:15 since June 2006 (Chairman of the committee from September 2007 to August 2009), CPA®:16 — Global from September 2005 to September 2007, and CPA®:17 — Global since October 2007 (Chairman of the committee since August 2009). Mr. Price also served as an independent director of CPA®:12 from September 2005 to December 2006. Mr. Price has over 37 years of real estate experience in the U.S. and foreign markets, including significant experience in structuring mortgage loans, leveraged leases, credit leases and securitizations involving commercial and industrial real estate. He is the President of Price & Marshall, Inc., a corporate equipment and real estate financing boutique which he founded in 1993. From March 1990 to October 1993, he worked at Bear Stearns & Co., Inc., where he structured and negotiated securitizations of commercial mortgages and corporate financings of real and personal property. From March 1985 to March 1990, he served as a Managing Director at Drexel Burnham Lambert Incorporated and as an Executive Vice President at DBL Realty, its real estate division. He also served in various capacities at Merrill Lynch & Co., including serving as manager of the Private Placement Department from 1970 to 1980, as a founder of Merrill Lynch Leasing, Inc. in 1976 and as Chairman of the Merrill Lynch Leasing, Inc. Investment Committee from 1976 to 1982. He currently serves on the Boards of Pier 1 Funding Corp. and Manuco Corp., a subsidiary of The Kroger Co., owning food processing companies. He is also on the Board of Advisors of the Harry Ransom Center at the University of Texas in Austin. Mr. Price received his B.A. from Syracuse University and his M.B.A. from Columbia University. Mr. Price’s qualifications for election to our Board include his extensive experience in the commercial real estate business in the U.S. and foreign markets.
CPA®:14 2010 10-K — 88

Marshall E. Blume
Director since: 2007
Mr. Blume serves as an independent director and as a member of the audit committee of our board of directors. Mr. Blume has also served as an independent director and a member of the audit committees of CPA®:15 from April 2007 to June 2009, CPA®:16 — Global from June 2009 to July 2010 (having previously served in those capacities from April 2007 to April 2008), and CPA®:17 — Global since June 2008. Mr. Blume is the Howard Butcher III Professor of Financial Management at the Wharton School of the University of Pennsylvania and director of the Rodney L. White Center for Financial Research, also at the Wharton School. Mr. Blume has been associated with the Wharton School since 1967. Mr. Blume has also been a partner in Prudent Management Associates, a registered investment advisory firm, since 1982, and Chairman and President of Marshall E. Blume, Inc., a consulting firm, for over 25 years. He is an Associate Editor of the Journal of Fixed Income and the Journal of Portfolio Management. He is currently a member of the Board of Managers of the Measey Foundation, which is dedicated to the support of medical education in the Philadelphia area. He is a member of the Finance Committee of the Rosemont School of the Holy Child, the Shadow Financial Regulatory Committee and the Financial Economist Roundtable. Mr. Blume is a former trustee of Trinity College (Hartford) and the Rosemont School. Mr. Blume received his S.B. from Trinity College, and both his M.B.A. and Ph.D. from the University of Chicago. Mr. Blume’s qualifications for election to our Board include his distinguished academic career at a leading educational institution, his expertise in the field of economics and finance and his involvement in several charitable and industry organizations.
Names of Executive Officers and Biographical Information
We are externally managed and advised by the advisor. All of our current executive officers are employees of WPC or one or more of its affiliates. The names of our executive officers, their ages and certain other information about them are set forth below:

Name	Age	Office

Trevor P. Bond	49	Chief Executive Officer

Gino M. Sabatini	42	President

Mark J. DeCesaris	51	Chief Financial Officer and Managing Director

John D. Miller	65	Chief Investment Officer

Thomas E. Zacharias	57	Chief Operating Officer and Managing Director
Trevor P. Bond
Mr. Bond has served as our Chief Executive Officer since September 2010, having served as interim Chief Executive Officer since July 2010. He has also served in the same capacity with WPC, CPA®:15, CPA®:16 — Global and CPA®:17 — Global since September 2010 after serving as interim Chief Executive Officer since July 2010. Mr. Bond serves as a director of WPC and served as our director and a member of our audit committee, as well as a director and a member of the audit committees of CPA®:15 and CPA®:16 — Global, from 2005 to April 2007. Until his appointment as interim Chief Executive Officer of WPC, Mr. Bond was a member of the Investment Committee of Carey Asset Management Corp. (“CAM”), which reviews investments on our behalf and on behalf of the other CPA® REITs. Mr. Bond has been the managing member of a private investment vehicle investing in real estate limited partnerships, Maidstone Investment Co., LLC, since 2002. He served in several management capacities for Credit Suisse First Boston, which is referred to in this Report as CSFB, from 1992 to 2002, including: Co-founder of CSFB’s Real Estate Equity Group, which managed approximately $3 billion of real estate assets; founding team member of Praedium Recovery Fund, a $100 million fund managing distressed real estate and mortgage debt; and as a member of the Principal Transactions Group managing $100 million of distressed mortgage debt. Prior to CSFB, Mr. Bond served as an associate to the real estate and finance departments of Tishman Realty & Construction Co. and Goldman, Sachs & Co. in New York. Mr. Bond also founded and managed an international trading company from 1985 to 1987 that sourced industrial products in China for U.S. manufacturers. Mr. Bond has over 25 years of real estate experience in several sectors, including finance, development, investment and asset management, across a range of property types, as well as direct experience in Asia. Mr. Bond received an M.B.A. from Harvard University.
CPA®:14 2010 10-K — 89

Gino M. Sabatini
Mr. Sabatini joined WPC in June 2000 as Second Vice President, was promoted to Vice President in 2002, director in 2004, Executive Director in 2007 and Managing Director in 2009. Mr. Sabatini has served as our President since January 2010. Prior to joining the firm, he operated a theme restaurant as well as a packaged food manufacturing and distribution business. Mr. Sabatini graduated in 1991 from the University of Pennsylvania where he was enrolled in the Management and Technology program and he received a B.S. in Mechanical Engineering from the Engineering School and a B.S. in Economics from the Wharton School. In 2000, he received an M.B.A. from Harvard Business School.
Mark J. DeCesaris
Mr. DeCesaris has served as Chief Financial Officer for us and WPC, CPA®:15, CPA®:16 — Global and CPA®:17 — Global since July 2010, having previously served as Acting Chief Financial Officer since November 2005 (and in the case of CPA®:17 — Global, since October 2007). He has also served as Chief Administrative Officer and Managing Director for us, WPC, CPA®:15, and CPA®:16 — Global since November 2005 and for CPA®:17 — Global since October 2007. Mr. DeCesaris had previously been a consultant to WPC’s Finance Department since May 2005. Prior to joining WPC, from 2003 to 2004 Mr. DeCesaris was Executive Vice President for Southern Union Company, a natural gas energy company publicly traded on the New York Stock Exchange, where his responsibilities included overseeing the integration of acquisitions and developing and implementing a shared service organization to reduce annual operating costs. From 1999 to 2003, he was Senior Vice President for Penn Millers Insurance Company, a property and casualty insurance company where he served as President and Chief Operating Officer of Penn Software, a subsidiary of Penn Millers Insurance. From 1994 to 1999, he was President and Chief Executive Officer of System One Solutions, a business consulting firm that he founded. Mr. DeCesaris is a licensed Certified Public Accountant and started his career with Coopers & Lybrand in Philadelphia. He graduated from King’s College with a B.S. in Accounting and a B.S. in Informational Technology. He currently serves as Vice Chairman of the Board of Trustees of King’s College and as a member of the Board of Trustees of the Chilton Memorial Hospital Foundation, and he is a member of the American Institute of Certified Public Accountants.
John D. Miller
Mr. Miller has served as our Chief Investment Officer since 2005. He has also served in the same capacities with WPC, CPA®:15 and CPA®:16 — Global since 2005 and with CPA®:17 — Global since October 2007. Mr. Miller joined WPC in 2004 as Vice Chairman of CAM. Mr. Miller was a Co-founder of StarVest Partners, L.P., a technology oriented venture capital fund. Mr. Miller continues to retain a Non-Managing Member interest in StarVest. From 1995 to 1998, he served as President of Rothschild Ventures Inc., the private investment unit of Rothschild North America. Prior to joining Rothschild in 1995, he held positions at two private equity firms, Credit Suisse First Boston’s Clipper group and Starplough Inc., an affiliate of Rosecliff. Mr. Miller previously served in investment positions at the Equitable Capital Management Corporation, including serving as President, Chief Executive Officer, and head of its corporate finance department. He currently serves on the Board of Circle Entertainment Inc. and Function (X), Inc. He received his B.S. from the University of Utah and an M.B.A. from the University of Santa Clara.
Thomas E. Zacharias
Mr. Zacharias has served as our Chief Operating Officer and Managing Director since 2005. He has also served in the same capacities with WPC and CPA®:15 since 2005 and with CPA®:17 — Global since October 2007. Mr. Zacharias joined WPC in 2002, is head of the Asset Management Department and has served as President of CPA®:16 — Global since 2003. Mr. Zacharias previously served as an independent director of our board from 1997 to 2001 and of CPA®:15 in 2001. Prior to joining WPC, Mr. Zacharias was a Senior Vice President of MetroNexus North America, a Morgan Stanley Real Estate Funds Enterprise. Prior to joining MetroNexus in 2000, Mr. Zacharias was a Principal at Lend Lease Development U.S., a subsidiary of Lend Lease Corporation, a global real estate investment management company. Between 1981 and 1998, Mr. Zacharias was a senior officer at Corporate Property Investors, which at the time of its merger into Simon Property Group in 1998 was one of the largest private equity REITs in the U.S. Mr. Zacharias received his undergraduate degree, magna cum laude, from Princeton University in 1976 and a Masters in Business Administration from Yale School of Management in 1979. He is a member of the Urban Land Institute, International Council of Shopping Centers and NAREIT, and served as a Trustee of Groton School in Groton, Massachusetts between 2003 and 2007.
CPA®:14 2010 10-K — 90

Family Relationships
There is no family relationship between any of our directors or executive officers.
Legal Proceedings
None of our directors or executive officers have been involved in any events enumerated under Item 401(f) of SEC Regulation S-K during the past five years that are material to an evaluation of the ability or integrity of such persons to be our directors or executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that directors, executive officers and persons who are the beneficial owners of more than 10% of our shares file reports of their ownership and changes in ownership of our shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, we believe that our directors, executive officers and beneficial owners of 10% or more of our shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2010.
Code of Ethics
Our board of directors has adopted a Code of Ethics which sets forth the standards of business conduct and ethics applicable to all of our employees, including our executive officers and directors. This code is available on the Company’s website (www.cpa14.com) in the “Corporate Governance” section. We also intend to post amendments to or waivers from the Code of Ethics at this location on the website.
Recommendation of Nominees to Our Board of Directors
Information concerning our procedures by which stockholders may recommend nominees to our board of directors is set forth in our proxy statement relating to our 2010 annual meeting of stockholders under the heading “Nominating Procedures.” We have not made any material changes to these procedures since they were last disclosed in our proxy statement.
Audit Committee and Audit Committee Financial Expert
Our board of directors has established a standing audit committee. The audit committee meets on a regular basis at least quarterly and throughout the year as necessary. The audit committee’s primary function is to assist the board of directors in monitoring the integrity of our financial statements, the compliance with legal and regulatory requirements and independence qualifications and performance of our internal audit function and independent registered public accounting firm, all in accordance with the audit committee’s charter. The directors who serve on the audit committee are all “independent” as defined in our bylaws and the New York Stock Exchange listing standards and applicable rules of the SEC. The audit committee is currently comprised of Marshall E. Blume and James D. Price (Chairman). Our board of directors has determined that Mr. Price, an independent director, is a “financial expert” as defined in Item 407 of SEC Regulation S-K under the Securities Act. Our board of directors has adopted a formal written charter for the audit committee, which can be found on our website (www.cpa14.com) in the “Corporate Governance” section.
Board’s Role in Risk Oversight and Its Leadership Structure
Recently, attention is being given to the subject of risk and how companies assess and manage risk. Our advisor is charged with assessing and managing risks associated with our business on a day-to-day basis. We rely on our advisor’s internal processes to identify, manage and mitigate material risks and to communicate with our board of directors. The board’s role is to oversee the advisor’s execution of these responsibilities and to assess the advisor’s approach to risk management on our behalf. The board exercises this role periodically as part of its regular meetings and through meetings of its audit committee. The board and the audit committee receive reports at their regular meetings from representatives of the advisor on areas of material risk to us, including operational, financial, legal, regulatory, strategic and reputational risk, in order to review and understand risk identification, risk management and risk mitigation strategies.
CPA®:14 2010 10-K — 91

We maintain separate roles for our Chairman of the Board and Chief Executive Officer. We believe this structure is currently in our best interest and the best interests of our stockholders. Both Messrs. Carey and Bond, our Chairman of the board and Chief Executive Officer, respectively, possess detailed and in-depth knowledge of the issues, opportunities and challenges facing us and our businesses. We separate the roles of Chairman of the board and Chief Executive Officer in recognition of the differences between the two roles. Our Chief Executive Officer, who is also the Chief Executive Officer of the advisor, has the general responsibility for implementing our policies and for the management of our business and affairs, while our Chairman of the board presides over meetings of the full board and provides critical thinking with respect to our strategy and performance. Our independent directors meet regularly in executive session and maintain an open line of communication with our Chairman and our Chief Executive Officer. Because our Chairman of the Board is not independent under the applicable rules promulgated by the SEC, our board has appointed James D. Price as lead independent director. Mr. Price is well suited to lead independent sessions of the board in this capacity based on his extensive executive experience.
Our board believes that its current leadership structure — separate roles for our Chairman of the Board and Chief Executive Officer and a lead independent director — provides effective corporate governance at the board level and independent oversight of both our board and our advisor.
Board Meetings and Directors’ Attendance
There were four regular board meetings, seven additional board meetings, and seven audit committee meetings held in 2010 and each director attended at least 75% of the aggregate audit committee meetings and board meetings held while he or she was a director. Our board of directors does not have standing nominating or compensation committees. Although there is no specific policy regarding director attendance at meetings of stockholders, directors are invited and encouraged to attend. All directors attended the annual meeting of stockholders held on June 9, 2010, except Mr. Blume.

Item 11.	Executive Compensation.
Compensation of Directors and Executive Officers — FISCAL 2010
We have no employees. Day-to-day management functions are performed by our advisor. During 2010, we did not pay any compensation to our executive officers. We have not paid, and do not intend to pay, any annual compensation to our executive officers for their services as officers; however, we reimburse our advisor for the services of its personnel, including those who serve as our officers pursuant to the advisory agreement. Please see Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a description of the contractual arrangements between us and the advisor.
We pay our directors who are not officers an annual cash retainer of $19,333, an additional annual cash retainer of $6,000 for the Chairman of the audit committee, $1,000 for in-person attendance at each regular quarterly board meeting, and an annual grant of $10,000 of shares of our common stock, valued based upon our most recently published NAV. Wm. Polk Carey, the Chairman of the Board, did not receive compensation for serving as a director.

	Fees Earned or
	Paid in Cash	Stock Awards	All Other Compensation	Total
Director	($)	($)(a)	($)(b)	($)
Marshall E. Blume	$22,333	$10,000	$170	$32,502
James D. Price	29,333	10,000	170	39,503

(a)	Amounts in the “Stock Awards” column reflect the aggregate grant date fair value of awards of shares of our common stock granted for 2010, computed in accordance with FASB ASC Topic 718, related to the annual grant of $10,000 of shares of our common stock on July 1, 2010. The grant date fair values of awards were calculated by multiplying the number of shares granted by our most recently published NAV per share of $11.80 on that date.

(b)	All Other Compensation reflects dividends paid on the stock awards set forth in the table.
Board Report on Executive Compensation
SEC regulations require the disclosure of the compensation policies applicable to executive officers in the form of a report by the compensation committee of the board of directors (or a report of the full board of directors in the absence of a compensation committee). As noted above, we have no employees and pay no direct compensation. As a result, we have no compensation committee and the board of directors has not considered a compensation policy for employees and has not included a report with this Annual Report on Form 10-K. Pursuant to the advisory agreement, we reimburse CAM, an affiliate of WPC, for our proportional share of the cost incurred by affiliates of WPC, in paying Wm. Polk Carey, in connection with his services on our behalf, other than his service as a director. Please see Item 13, “Certain Relationships and Related Transactions, and Director Independence” for additional details regarding reimbursements to the advisor.
CPA®:14 2010 10-K — 92

Compensation Committee Interlocks and Insider Participation
As noted above, our board of directors has not appointed a compensation committee. None of the members of our board of directors are involved in a relationship requiring disclosure as an interlocking executive officer/director or under Item 404 of SEC Regulation S-K or as our former officer or employee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
“Beneficial Ownership” as used herein has been determined in accordance with the rules and regulations of the SEC and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person. The following table shows how many shares of our common stock the directors and executive officers beneficially owned as of the record date. As of March 18, 2011, Wm. Polk Carey owned 9.34% of our common stock. No other director or executive officer beneficially owned more than 1% of our common stock. The directors and executive officers as a group beneficially owned 9.34% of our common stock on that date. Directors and executive officers who did not own shares are not listed in the table. The business address of the directors and executive officers listed below is the address of our principal executive office, 50 Rockefeller Plaza, New York, NY 10020.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percentage of Class
Wm. Polk Carey	8,164,117	(a)	9.34%
James D. Price	4,205		*
Marshall E. Blume	2,917		*
Trevor P. Bond	1		*
Thomas E. Zacharias	1,869		*
All Directors and Executive Officers as a Group (8 Individuals)	8,173,109		9.35%

*	Less than 1%

(a)	Includes 5,977,270 shares owned by Carey REIT II, Inc., a subsidiary of WPC, 2,088,364 shares owned by CAM, 89,472 shares owned by W. P. Carey International LLC, 7,733 shares owned by Corporate Property Advisors and 1,278 shares owned by W. P. Carey & Co., Inc. The inclusion of these shares in the table shown above is not to be construed as a representation that Mr. Carey beneficially owns such shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Wm. Polk Carey is the Chairman of our board of directors. During 2010, we retained the advisor to provide advisory services in connection with identifying, evaluating, negotiating, financing, purchasing and disposing of investments and performing day-to-day management services and certain administrative duties for us pursuant to an advisory agreement. CAM is a Delaware corporation and wholly-owned subsidiary of WPC, a Delaware limited liability company of which Wm. Polk Carey is Chairman of the board of directors and the beneficial owner of over 10% of its equity securities. For the services provided to us, the advisor earns asset management and performance fees, each of which is equal to one-half of 1% per annum of our average invested assets. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 7% per annum. Asset management and performance fees are payable in cash or restricted shares of our common stock at the option of the advisor. During 2010, the asset management and performance fees earned by the advisor totaled $20.0 million. For 2010, the advisor elected to receive 80% of its performance fees in restricted shares of our common stock and the remaining 20% of its performance fees in cash.
In addition, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which generally 2% is deferred and payable in equal annual installments each January over no less than eight years beginning in January of the year following that in which a property was purchased. Unpaid installments bear interest at 6% per annum. An annual installment of $2.6 million in deferred fees was paid in cash to the advisor in January 2010. Unpaid installments of deferred acquisition fees totaled $4.3 million as of December 31, 2010, and are included in due to affiliates in the consolidated financial statements. During 2010, we paid mortgage financing fees to the advisor totaling $0.3 million in connection with the refinancing of mortgages.
The advisor is entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of our assets since inception, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the stockholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual distribution return of 6% (based on an initial share price of $10) since our inception. The advisor’s interest in such disposition fees amounted to $6.1 million as of December 31, 2010. Payment of such amount, will be made if the Proposed Merger is consummated.
CPA®:14 2010 10-K — 93

Because we do not have our own employees, the advisor employs officers and other personnel to provide services to us, including our executive officers. During 2010, $2.8 million was paid to the advisor by us to cover such personnel expenses, which amount includes both cash compensation and employee benefits. In addition, pursuant to a cost-sharing arrangement among the CPA® REITs and the advisor, we pay our proportionate share, based on adjusted revenues, of office rental expenses and of certain other overhead expenses. Under this arrangement, our share of office rental expenses for 2010 was $0.6 million.
We own interests in property-owning entities ranging from 12% to 90%, with the remaining interests generally held by other CPA® REITs and affiliates of our advisor.
Policies and Procedures With Respect to Related Party Transactions
Our bylaws generally provide that all of the transactions that we enter into with our “affiliates,” such as our directors and officers and the advisor and their respective affiliates, must be, after disclosure of such affiliation, approved or ratified by a majority of our independent directors and a majority of the directors who are not otherwise interested in the transaction. In addition, such directors and independent directors must determine that (1) the transaction is in all respects on such terms as, at the time of the transaction and under the circumstances then prevailing, fair and reasonable to our stockholders and (2) the terms of such transaction are at least as favorable as the terms then prevailing for comparable transactions made on an arm’s-length basis.

Item 14.	Principal Accountant Fees and Services
Audit Fees
From our inception, we have engaged the firm of PricewaterhouseCoopers LLP as our independent registered public accounting firm. Our audit committee has engaged PricewaterhouseCoopers LLP as our auditors for 2011. PricewaterhouseCoopers LLP also serves as auditors for WPC, CPA®:15, CPA®:16 — Global and CPA®:17 — Global.
The following table sets forth the approximate aggregate fees billed to us during fiscal years 2010 and 2009 by PricewaterhouseCoopers LLP, categorized in accordance with SEC definitions and rules:

	2010	2009
Audit Fees(a)	$528,052	$424,396
Audit Related Fees(b)	—	—
Tax Fees(c)	3,900	—
All Other Fees	—	—

Total Fees	$531,952	$424,396

(a)	Audit Fees: This category consists of fees for professional services rendered for the audits of our audited 2010 and 2009 financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarter ended March 31, June 30, and September 30 for each of the 2010 and 2009 fiscal years and other audit services.

(b)	Audit Related Fees: This category consists of audit-related services performed by PricewaterhouseCoopers LLP. No fees were billed for assurance and audit related services rendered by PricewaterhouseCoopers LLP for the years ended 2010 and 2009.

(c)	Tax Fees: This category consists of fees billed to us by PricewaterhouseCoopers LLP for tax compliance and consultation services.
Pre-Approval by Audit Committee
The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.
CPA®:14 2010 10-K — 94

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) and (2) — Financial statements and schedules — see index to financial statements and schedule included in Item 8.
(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of December 13, 2010, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 Acquisition Inc., CPA 16 Holdings Inc., CPA 16 Merger Sub Inc., Corporate Property Associates 14 Incorporated, CPA 14 Sub Inc., W. P. Carey & Co. LLC and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V.	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registration Statement on Form S-11 (No. 333-31437) filed July 16, 1997

3.2	Articles of Amendment	Incorporated by reference to Registration Statement on Form S-11 (No. 333-76761) filed November 16, 1999

3.3	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009

4.1	Dividend Reinvestment and Share Purchase Plan	Incorporated by reference to Registration Statement on Form S-3 (No. 333-170536) filed November 12, 2010

10.1	Asset Management Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and W.P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed November 14, 2008

10.2	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009

10.3	Agreement for Sale and Purchase, dated as of December 13, 2010, by and among Corporate Property Associates 14 Incorporated and Corporate Property Associates 17 — Global Incorporated.	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

10.4	Agreement for Sale and Purchase, dated as of December 13, 2010, by and among Corporate Property Associates 14 Incorporated and W. P. Carey & Co. LLC.	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:14 2010 10-K — 95

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 14 Incorporated
Date 3/25/2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/25/2011

/s/ Trevor P. Bond	Chief Executive Officer	3/25/2011
Trevor P. Bond	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Chief Financial Officer	3/25/2011
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Thomas J. Ridings Jr.	Chief Accounting Officer	3/25/2011
Thomas J. Ridings Jr.	(Principal Accounting Officer)

/s/ Marshall E. Blume Marshall E. Blume	Director	3/25/2011

/s/ James D. Price James D. Price	Director	3/25/2011
CPA®:14 2010 10-K — 96